Form 10-Q
period 2015-08-01
Barnes & Noble Education, Inc.
filed 2015-09-10
CIK 1634117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-37499

BARNES & NOBLE EDUCATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0599018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Mountain View Blvd., Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)

(908) 991-2665

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 30, 2015, 48,197,127 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

On February 26, 2015, Barnes & Noble, Inc. (“Barnes & Noble”) announced plans for the complete legal and structural separation of Barnes & Noble Education, Inc. (the “Company”) from Barnes & Noble (the “Spin-Off”). Under the Separation and Distribution Agreement between Barnes & Noble and the Company (the “Separation and Distribution Agreement”), Barnes & Noble planned to distribute all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis. Following the Spin-Off, Barnes & Noble would not own any equity interest in us, and we would operate independently from Barnes & Noble.

On July 14, 2015, Barnes & Noble approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of our common stock, par value $0.01 per share (“Common Stock”), to Barnes & Noble’s existing stockholders. The pro rata dividend was made on August 2, 2015 to the Barnes & Noble stockholders of record (as of July 27, 2015). Each Barnes & Noble stockholder of record received a distribution of 0.632 shares of our Common Stock for each share of Barnes & Noble common stock held on the record date.

On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. Our Common Stock began to trade on a “when-issued” basis on the NYSE under the symbol “BNED WI” beginning on July 23, 2015. On August 3, 2015, when-issued trading of our Common Stock ended, our Common Stock began “regular-way” trading under the symbol “BNED.”

Since the consummation of the Spin-Off occurred after the end of the August 1, 2015 quarter covered by this Form 10-Q, this Form 10-Q reflects the results of the Company for periods prior to the completion of the Spin-Off.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Fiscal Quarter Ended August 1, 2015

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	August 1, 2015	August 2, 2014
Sales:
Product sales and other	$218,716	$206,188
Rental income	20,267	19,553

Total sales	238,983	225,741

Cost of sales and occupancy:
Product and other cost of sales and occupancy	174,909	166,053
Rental cost of sales and occupancy	12,530	12,378

Total cost of sales and occupancy	187,439	178,431

Gross profit	51,544	47,310
Selling and administrative expenses	86,684	81,272
Depreciation and amortization	13,100	12,544

Operating loss	(48,240)	(46,506)
Interest expense, net	3	5

Loss before income taxes	(48,243)	(46,511)
Income tax benefit	(21,325)	(20,298)

Net loss	$(26,918)	$(26,213)

Other comprehensive earnings, net of tax	—	—

Total comprehensive loss	$(26,918)	$(26,213)

Loss per common share
Basic	$(0.65)	$(0.71)
Diluted	$(0.65)	$(0.71)
Weighted average common shares outstanding
Basic	41,426	37,437
Diluted	41,426	37,437

See accompanying notes to consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	August 1, 2015	August 2, 2014	May 2, 2015
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,029	$45,803	$59,714
Receivables, net	35,461	32,032	76,551
Merchandise inventories, net	766,767	695,040	297,424
Textbook rental inventories	7,640	7,438	47,550
Prepaid expenses and other current assets	7,623	5,629	4,625
Short-term deferred tax assets, net	23,265	21,816	24,358

Total current assets	856,785	807,758	510,222

Property and equipment:
Buildings and leasehold improvements	154,524	137,753	149,065
Fixtures and equipment	341,708	318,389	335,403

	496,232	456,142	484,468
Less accumulated depreciation and amortization	387,449	357,258	376,911

Net property and equipment	108,783	98,884	107,557

Goodwill	274,070	274,070	274,070
Intangible assets, net	195,627	205,878	198,190
Other noncurrent assets	44,738	34,233	39,885

Total assets	$1,480,003	$1,420,823	$1,129,924

LIABILITIES AND PARENT COMPANY EQUITY
Current liabilities:
Accounts payable	$603,928	$538,028	$170,101
Accrued liabilities	61,647	67,268	97,575

Total current liabilities	665,575	605,296	267,676

Long-term deferred taxes, net	73,037	80,584	66,091
Other long-term liabilities	69,555	61,164	69,488
Preferred membership interests	—	383,839	—
Parent company investment	671,836	289,940	726,669
Commitments and contingencies	—	—	—

Total liabilities and Parent Company equity	$1,480,003	$1,420,823	$1,129,924

See accompanying notes to consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended August 1, 2015 and August 2, 2014

(In thousands)

(unaudited)

	13 weeks ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net loss	$(26,918)	$(26,213)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	13,100	12,544
Deferred taxes	8,039	5,704
Stock-based compensation expense	953	1,191
Increase in other long-term liabilities	67	11
Changes in other operating assets and liabilities, net	6,558	(27,520)

Net cash flows provided by (used in) operating activities	1,799	(34,283)

Cash flows from investing activities:
Purchases of property and equipment	(11,763)	(9,265)
Net increase in other noncurrent assets	(4,853)	(4,082)

Net cash flows used in investing activities	(16,616)	(13,347)

Cash flows from financing activities:
Net transfers to Parent	(28,868)	(50,836)

Net cash flows used in financing activities	(28,868)	(50,836)

Net decrease in cash and cash equivalents	(43,685)	(98,466)
Cash and cash equivalents at beginning of period	59,714	144,269

Cash and cash equivalents at end of period	$16,029	$45,803

Changes in other operating assets and liabilities, net:
Receivables, net	$41,090	$6,969
Merchandise inventories	(469,343)	(419,694)
Textbook rental inventories	39,910	39,625
Prepaid expenses and other current assets	(2,998)	(1,507)
Accounts payable and accrued liabilities	397,899	347,087

Changes in other operating assets and liabilities, net	$6,558	$(27,520)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble” or “Parent” refer to Barnes & Noble, Inc., a Delaware corporation, and its consolidated subsidiaries (other than Barnes & Noble Education, Inc. and its consolidated subsidiaries) unless the context otherwise requires. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. Barnes & Noble College is our only operating subsidiary.

This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Prospectus dated July 15, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on that date, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 2, 2015, May 3, 2014 and April 27, 2013 (Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively).

Note 1. Organization

Description of Business

We are one of the largest contract operators of bookstores on college and university campuses across the United States. We create and operate campus stores that are focal points for college life and learning, enhancing the educational mission of the institution, enlivening campus culture and delivering an important revenue stream to our partner schools. We typically operate our stores under multi-year management service agreements granting us the right to operate the official school bookstore on campus. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee.

We build relationships and derive sales by actively engaging and marketing to over 5 million students and their faculty on the campuses we serve and offer a full assortment of items in our campus stores, including course materials, which includes new and used print textbooks and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. We are a multi-channel marketer and operate school-branded e-commerce sites for each store, allowing students and faculty to purchase textbooks, course materials and other products online.

As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population. During the 13 weeks ended August 1, 2015, we opened 21 stores and closed 9 stores. As of August 1, 2015, we operated 736 stores nationwide.

On February 26, 2015, Barnes & Noble announced plans for the Spin-Off (as discussed below). On August 2, 2015, we completed a legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. This Form 10-Q for the quarter ended August 1, 2015 reflects the consolidated financial statements prior to the Spin-Off on August 2, 2015 and as such, our consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Barnes & Noble (as discussed in Note 2. Summary of Significant Accounting Policies).

Our History

On September 30, 2009, Barnes & Noble acquired Barnes & Noble College Booksellers, LLC from Leonard and Louise Riggio. From that date until October 4, 2012, Barnes & Noble College Booksellers, LLC was wholly owned by Barnes & Noble Booksellers, Inc., a wholly owned subsidiary of Barnes & Noble. We were initially incorporated under the name NOOK Media Inc. in July 2012 to hold Barnes & Noble’s college and digital businesses. On October 4, 2012, Microsoft Corporation (“Microsoft”) acquired a 17.6% non-controlling preferred membership interest in our subsidiary NOOK Media LLC (“NOOK Media”), and through us, Barnes & Noble maintained an 82.4% controlling interest of the college and digital businesses.

On January 22, 2013, Pearson Education, Inc. (“Pearson”) acquired a 5% non-controlling preferred membership interest in NOOK Media, received warrants to purchase an additional preferred membership interest in NOOK Media and entered into a commercial agreement with NOOK Media relating to the college business.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

On December 4, 2014, we re-acquired Microsoft’s interest in NOOK Media in exchange for cash and common stock of Barnes & Noble. On December 22, 2014, we also re-acquired Pearson’s interest in NOOK Media and related warrants previously issued to Pearson in exchange for cash and common stock of Barnes & Noble. As a result of these transactions, Barnes & Noble owned 100% of our Company prior to the Spin-Off. See Note 12. Investments.

In February 2015, we changed our name from NOOK Media Inc. to Barnes & Noble Education, Inc. and NOOK Media’s name to B&N Education, LLC.

On May 1, 2015, we distributed to Barnes & Noble all of the membership interests in NOOK Digital LLC (formerly known as barnesandnoble.com llc), which owns the NOOK digital business and which will continue to be owned by Barnes & Noble. At such time, we ceased to own any interest in the NOOK digital business. These consolidated financial statements retroactively reflect the reorganization of NOOK Media Inc. as described above.

Separation from Barnes & Noble, Inc.

The final distribution and legal separation of the Company from Barnes & Noble occurred on August 2, 2015. See Note 15. Subsequent Events.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Barnes & Noble. Our consolidated financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”). Our consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between us and Barnes & Noble have been included in our consolidated financial statements and are considered to be effectively settled for cash in our consolidated financial statements at the time the Spin-Off is recorded. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flow as a financing activity and in the consolidated balance sheets as “Parent company investment.”

The historical costs and expenses reflected in our financial statements include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology, and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Our management believes the assumptions underlying our consolidated financial statements, including the assumptions regarding the allocation of general corporate expenses from Barnes & Noble are reasonable. Nevertheless, our consolidated financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect our consolidated results of operations, financial position and cash flows had we operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Following the Spin-Off, we will perform these functions using our own resources or contracted services. Under the Transition Services Agreement with Barnes & Noble, some of these functions will continue to be provided by Barnes & Noble. See Note 15. Subsequent Events.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 1, 2015 and the results of its operations and cash flows for the 13 weeks then ended. These consolidated financial

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles.

Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended August 1, 2015 are not indicative of the results expected for the 52 weeks ending April 30, 2016 (Fiscal 2016). Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method. Our textbook and trade book inventories are valued using the last-in first out, or (“LIFO”), method and the related reserve was not material to the recorded amount of our inventories.

Market value of our inventory is determined based on its estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory.

We also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

Textbook Rentals Inventories

Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost.

Revenue Recognition

Revenue from sales of our products is recognized at the time of sale or shipment. Revenue from sales of products ordered through our websites is recognized upon delivery and receipt of the shipment by our customers. Sales taxes collected from our customers are excluded from reported revenues. All of our sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. We do not treat any promotional offers as expenses.

We rent both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue from the rental of digital textbooks is recognized at time of sale. A software feature is imbedded within the content of our digital textbooks, such that upon expiration of the rental term the customer is no longer able to access the content. While the digital rental allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer our performance obligation is complete. The Company offers a buyout option to allow the purchase of a rented book at the end of the semester. The Company records the buyout purchase when the customer exercises and pays the buyout option price. In these instances, the Company would accelerate any remaining deferred rental revenue at the point of sale.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

Research and Development Costs for Software Products

We follow the guidance in Accounting Standards Codification (“ASC”) 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding software development costs to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. Our products reach technological feasibility shortly before the products are available for sale and therefore research and development costs are generally expensed as incurred.

Note 3. Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in this update state that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard this quarter as permitted. This standard does not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) to simplify the accounting for cloud computing arrangements. The amendments in this update requires that if a cloud computing arrangement includes a software license, then a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We are required to adopt this standard in the first quarter of fiscal 2017 and early adoption is permitted. We are currently evaluating this standard to determine the impact of adoption on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We are required to adopt ASU 2015-03 in the first quarter of fiscal 2017, but have early adopted this standard this quarter as permitted. This standard does not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2019 and early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

Note 4. Segment Reporting

We identify our operating segments based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker interacts with other members of management. We have determined that we operate within a single reportable segment, which is entirely within the United States.

Note 5. Net Earnings (Loss) Per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, unvested restricted shares, unvested restricted stock units and shares issuable under the our deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares, unvested restricted stock units and shares issuable under the our deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share was calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended August 1, 2015 and August 2, 2014, participating securities in the amounts of 785,705 and 995,701, respectively, were excluded in the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding dilutive stock options of 57,875 and 26,891 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended
	August 1, 2015	August 2, 2014
Numerator for basic loss per share:
Net loss	$(26,918)	$(26,213)
Accretion of dividends on preferred stock	—	(443)

Net loss available to common shareholders	$(26,918)	$(26,656)

Numerator for diluted loss per share:
Net loss available to common shareholders	$(26,918)	$(26,656)

Denominator for basic and diluted earnings per share:
Basic weighted average common shares (in thousands) (a)	41,426	37,437

Loss per common share:
Basic	$(0.65)	$(0.71)
Diluted	$(0.65)	$(0.71)

(a)	Basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble common stock outstanding as of the end of the period, adjusted for an assumed distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble common stock held on the record date for the Spin-Off.

Note 6. Fair Values of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1—Observable inputs that reflect quoted prices in active markets

Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions

Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair values of cash, receivables accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1.

Note 7. Credit Facility

Until August 3, 2015, we were party to an amended and restated credit facility with Barnes & Noble, as the lead borrower, and Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the “B&N Credit Facility”). The B&N Credit Facility provided for up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016. The B&N Credit Facility was secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. We were a borrower and co-guarantor of all amounts owing under the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015.

On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility, the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Note 15. Subsequent Events.

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist primarily of tax liabilities related to the long-term tax payable associated with the LIFO reserve and deferred management service agreement costs related to college and university contracts, which we account for under lease accounting (as deferred rent). We provide for minimum contract expense (rent expense) over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of school allowances) is classified as deferred rent. We had the following long-term liabilities at August 1, 2015, August 2, 2014 and May 2, 2015:

	August 1, 2015	August 2, 2014	May 2, 2015
Tax liabilities and reserves	$63,699	$58,478	$63,673
Deferred rent	4,052	2,465	4,082
Other	1,804	221	1,733

Total other long-term liabilities	$69,555	$61,164	$69,488

As a result of an immaterial balance sheet error correction, during the quarter, we increased other long-term liabilities and decreased Parent company investment by $58,298 and $63,459 for the periods ended as of August 2, 2014 and May 2, 2015, respectively. This correction related to the long-term tax payable associated with the LIFO reserve which was previously deemed contributed to Parent company capital as an intercompany liability, along with other income tax liabilities associated with our operations. The liability should not have been deemed contributed as the long-term obligation to the tax authority is required to stay with Barnes & Noble Education, Inc. as that entity would be legally obligated to pay that amount if required. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes. Management has assessed both quantitative and qualitative factors discussed in ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect Pre-tax income, Net income, earnings per share or amounts reported in the statement of cash flows for any prior period financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

Note 9. Employees’ Defined Contribution Plan

Barnes & Noble sponsors the defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our employees. Total contributions charged to employee benefit expenses for the Savings Plan were $1,275 and $1,127 during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.

Note 10. Stock-Based Compensation

Barnes & Noble sponsors the share-based incentive plans in which certain of our employees participate. For the 13 weeks ended August 1, 2015 and August 2, 2014, we recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	August 1, 2015	August 2, 2014
Restricted Stock Expense	$80	$77
Restricted Stock Units Expense	753	903
Stock Option Expense	120	52

Stock-Based Compensation Expense	$953	$1,032

Note 11. Income Taxes

We recorded an income tax benefit of $21,325 on pre-tax loss of $48,243 during the 13 weeks ended August 1, 2015, which represented an effective income tax rate of 44.2% and an income tax benefit of $20,298 on pre-tax loss of $46,511 during the 13 weeks ended August 2, 2014, which represented an effective income tax rate of 43.6%.

The income tax provision for the 13 weeks ended August 1, 2015 reflects the impact of federal and state income taxes imposed upon income from operations, increased by the impact of certain non-deductible expenses.

Note 12. Investments

Microsoft Investment

On April 27, 2012, Barnes & Noble entered into an investment agreement pursuant to which Barnes & Noble transferred to NOOK Media its digital device, digital content and college bookstore businesses, and Morrison Investment Holdings, Inc. (“Morrison”), a subsidiary of Microsoft Corporation (“Microsoft”), acquired a 17.6% non-controlling preferred membership interest in NOOK Media. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft relating to the digital and college businesses investment. That transaction closed on October 4, 2012.

On December 3, 2014, the Microsoft commercial agreement was terminated. On December 4, 2014, we re-acquired Morrison’s interest in NOOK Media in exchange for cash and common stock of Barnes & Noble.

In connection with the closing, Morrison, Barnes & Noble and Barnes & Noble Education entered into a Digital Business Contingent Payment Agreement related to Barnes & Noble’s digital business (“DBCPA”). Effective as of August 2, 2015, all of Barnes & Noble Education’s obligations under the DBCPA were either assigned to Barnes & Noble or terminated.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

Pearson Investment

On December 21, 2012, NOOK Media entered into an agreement with Pearson, a subsidiary of Pearson plc, to make a strategic investment in NOOK Media whereby Pearson acquired a 5% non-controlling preferred membership interest in NOOK Media and received warrants to purchase up to an additional 5% of NOOK Media under certain conditions. That transaction closed on January 22, 2013.

At closing, NOOK Media and Pearson entered into a commercial agreement relating to the college business with respect to distributing Pearson content in connection with this strategic investment. On December 27, 2013, NOOK Media entered into an amendment to the commercial agreement that extended the term of the agreement and the timing of the measurement period to meet certain revenue share milestones.

On December 22, 2014, we re-acquired Pearson’s interest in NOOK Media and related warrants previously issued to Pearson in exchange for cash and common stock of Barnes & Noble. We remain a party to the commercial agreement with Pearson relating to the college business.

Note 13. Legal Proceedings

We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 14. Parent Company Transactions

Allocation of General Corporate Expenses

Our consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Barnes & Noble. See Note 2. Summary of Accounting Significant Policies – Basis of Presentation.

The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology, and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services. During the 13 weeks ended August 1, 2015 and August 2, 2014, we were allocated $4,798 and $5,725, respectively, of general corporate expenses incurred by Barnes & Noble which are included as cost of sales and occupancy and selling, general and administrative expenses in the consolidated statement of operations.

Parent Company Equity

The components of the net transfers (to)/from parent as of August 1, 2015, August 2, 2014 and May 2, 2015 are as follows:

	August 1, 2015	August 2, 2014
Corporate allocations including income taxes	$(16,528)	$(14,573)
Net intercompany contributions/(dividends)	(11,387)	(35,072)

Total net transfers to Parent	$(27,915)	$(49,645)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

All intercompany transactions between us and Barnes & Noble have been included in our consolidated financial statements and are considered to be effectively settled for cash in our consolidated financial statements at the time the Spin-Off is recorded. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flow as a financing activity and in the consolidated balance sheets as “Parent company investment.”

Note 15. Subsequent Events

Separation from Barnes & Noble, Inc.

On February 26, 2015, Barnes & Noble announced plans for the Spin-Off. Under the Separation and Distribution Agreement, Barnes & Noble planned to distribute all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis. Following the Spin-Off, Barnes & Noble would not own any equity interest in us, and we would operate independently from Barnes & Noble.

On July 14, 2015, Barnes & Noble approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of our common stock to Barnes & Noble’s existing stockholders. The pro rata dividend was made on August 2, 2015 to the Barnes & Noble stockholders of record (as of July 27, 2015). Each Barnes & Noble stockholder of record received a distribution of 0.632 shares of our Common Stock for each share of Barnes & Noble Common Stock held on the record date (the “Distribution”). On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company.

Following the Spin-Off on August 2, 2015, our authorized capital stock consisted of 200 million shares of Common Stock and five million shares of preferred stock, par value $0.01 per share. As of August 2, 2015, 48,186,900 shares and 0 shares of our Common Stock and preferred stock, respectively, were issued and outstanding. Our Common Stock began to trade on a “when-issued” basis on the NYSE under the symbol “BNED WI” beginning on July 23, 2015. On August 3, 2015, when-issued trading of our Common Stock ended, our Common Stock began “regular-way” trading under the symbol “BNED.”

On-going Agreements with Barnes & Noble

In connection with the separation from Barnes & Noble, we entered into a Separation and Distribution Agreement with Barnes & Noble on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. These agreements include the following:

•	a Separation and Distribution Agreement that set forth Barnes & Noble’s and our agreements regarding the principal actions that both parties took in connection with the Spin-Off and aspects of our relationship following the Spin-Off;

•	a Transition Services Agreement pursuant to which Barnes & Noble agreed to provide us with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of our costs for these services;

•	a Tax Matters Agreement governs the respective rights, responsibilities and obligations of Barnes & Noble and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests);

•	an Employee Matters Agreement with Barnes & Noble addressing employment, compensation and benefits matters; and

•	a Trademark License Agreement pursuant to which Barnes & Noble grants us an exclusive license in certain licensed trademarks and a non-exclusive license in other licensed trademarks.

A description of the material terms and conditions of these agreements can be found in the section titled “Certain Relationships and Related Party Transactions” of the Prospectus dated July 15, 2015 and filed with the SEC on that date. The descriptions of the Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and Trademark License Agreement are qualified in their entirety by reference to the full text of the Transition Services Agreement, Tax Matters Agreement, Employee

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

Matters Agreement and Trademark License Agreement, which are attached as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Current Report on Form 8-K dated August 2, 2015 and filed with the SEC on August 3, 2015. The description of the Separation and Distribution Agreement is qualified in its entirety by reference to the full text of the Separation and Distribution Agreement, which is attached as Exhibit 2.1 to this Form 10-Q.

New Credit Facility

Until August 3, 2015, we were party to the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015. See Note 7. Credit Facility.

On August 3, 2015, the Company and certain of its subsidiaries from time to time party thereto entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “New Credit Facility”). Proceeds from the New Credit Facility will be used for general corporate purposes, including seasonal working capital needs. Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility.

The Company and certain of its subsidiaries (collectively, the “Loan Parties”) will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility, but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. The Company has the option to request an increase in commitments under the New Credit Facility of up to $100,000, subject to certain restrictions.

Interest under the New Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the New Credit Facility. Loans will initially bear interest at LIBOR plus 2.000% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.000% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.750% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.750% per annum), based upon the excess availability under the New Credit Facility at such time.

The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders will assume dominion and control over the Loan Parties’ cash.

The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of business

We are one of the largest contract operators of bookstores on college and university campuses across the United States. We create and operate campus stores that are focal points for college life and learning, enhancing the educational mission of the institution, enlivening campus culture and delivering an important revenue stream to our partner schools. We typically operate our stores under multi-year management service agreements granting us the right to operate the official school bookstore on campus. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee.

We build relationships and derive sales by actively engaging and marketing to over 5 million students and their faculty on the campuses we serve and offer a full assortment of items in our campus stores, including course materials, which includes new and used print textbooks and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. We are a multi-channel marketer and operate school-branded e-commerce sites for each store, allowing students and faculty to purchase textbooks, course materials and other products online.

We provide direct access to a large and well-educated demographic group, enabling us to build relationships with students throughout their college years and beyond. We also expect to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. We are in a unique market position to benefit from this trend given our full suite of services: bookstore management, textbook rental and digital delivery. We are making further investments in our college business, including the recent launch of Yuzu®, our developing digital education platform that provides access to a wide range of rich, engaging content, including digital textbooks and select consumer titles applicable to the higher education market. We believe higher education provides a long-term growth opportunity, both organically by adding additional bookstores to our outsourcing model, and also, through strategic acquisition and merger activity.

As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population. During the 13 weeks ended August 1, 2015, we opened 21 stores and closed 9 stores. As of August 1, 2015, we operated 736 stores nationwide.

Separation from Barnes & Noble

For information on our separation from Barnes & Noble, see Item 1. Financial Statements — Note 15. Subsequent Events.

Since the consummation of the Spin-Off occurred after the end of the August 1, 2015 quarter covered by this Form 10-Q, this Form 10-Q, including the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects our results for periods prior to the completion of the Spin-Off.

On-going Agreements with Barnes & Noble

For information on our on-going agreements with Barnes & Noble, see Item 1. Financial Statements — Note 15. Subsequent Events.

Strategies

Our primary business strategies to grow our business are as follows:

•	Increase Sales at Existing Bookstores: We intend to increase sales at our existing bookstores through new product offerings, enhanced marketing efforts using mobile and other technologies, increased local social and promotional offerings and expanded sales channels to both new customers and alumni. We expect sales growth at our existing bookstores will be a driver for growth in our business.

•

Increase Market Share with New Accounts: Historically, new store openings have been an important driver of growth in our business. For example, we increased our number of stores from 636 at the beginning of Fiscal 2012 to 724 at the end of Fiscal 2015. Looking forward, approximately 52% of college and university affiliated bookstores in the United States are operated by their respective institutions. Moreover, at the end of Fiscal 2015, we operated bookstores representing only 18% of all college and university affiliated bookstores in the United States. As more and more universities decide to outsource the management of their bookstores, we intend to aggressively pursue these opportunities and bid on these contracts. Based on the continuing trend towards outsourcing in the campus bookstore market, we expect awards of new accounts resulting in new store openings will continue to be an important driver of future growth in our business. We are in a unique position to offer academic superstores to colleges and universities.

•	Grow digital sales by accelerating marketing, product development efforts and the acquisition of content to support the Yuzu® digital education product: Yuzu®, our digital education platform, offers not only electronic reading and note-taking functionality but also engaging supplemental content that we provide in conjunction with strategic publisher partners. Accelerating our product development and content acquisition efforts for Yuzu® will enable us to access the growing educational technology market on a national level by leveraging our existing campus relationships with faculty and students.

•	Expand opportunities through acquisitions and strategic partnerships: We believe that acquisitions and strategic partnerships will be a pillar of our growth strategy in the future. We intend to pursue strategic relationships with companies that enhance our educational services or distribution platform or that create compelling content offerings. We may also expand our current suite of digital content offerings and platform through acquisitions, internal or third party software development and strategic partnerships. Expansion into new educational verticals and markets, such as K-12, vocational and international markets, will be opportunistically evaluated.

Products & Services

As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population.

Traditional Products and Services

•	Textbook and Course Material Sales: Textbooks continue to be a core product offering of our business. We work directly with faculty to insure the correct textbooks are available in required formats before the start of classes. We provide students with affordable textbook solutions and educate them about each format through e-mail, social media engagement and new student orientation programs and in our stores.

•	Textbook and Course Material Rentals: We are an industry leader in textbook rentals. An increasing number of students now rent from our robust title list. The majority of all titles are available for rent. These include custom course packs and adaptive learning materials, along with traditional textbooks. In addition, we offer a convenient buyout option to allow the customer to purchase the rented book at the end of the semester, thereby enhancing our revenue and improving our inventory management processes.

•	General Merchandise: General merchandise sales are generated in-store, as well as online through school-branded e-commerce sites. Our stores feature collegiate and athletic apparel relating to a school and/or its athletic programs and other custom-branded school spirit products, technology, supplies and convenience items. We offer a comprehensive athletic merchandise program that leverages innovative promotional campaigns and showcases the apparel industry’s top selling performance apparel categories from leading brands including Under Armour and Nike. Other merchandise, such as laptops and other technology products, notebooks, backpacks, school and dormitory supplies and related items are also offered. In addition, as of May 2, 2015, we operated 78 customized cafés and 17 stand-alone convenience stores featuring Starbucks coffee, as well as diverse grab-and-go options including organic, vegan and gluten-free, and ethnic fare for students on the move. These offerings increase traffic and the amount of time customers spend in our stores.

•	Trade: We carry an extensive selection of trade, academic and reference books along with education toys and games and schedule store events, such as author signings, that extend to the entire community. The majority of our bookstores carry the most popular campus bestsellers along with academically relevant titles.

Technology Platform and Services

•	Digital Education Platform (Yuzu®): Launched in the spring of 2014, the Yuzu® digital education platform is our innovative cloud-based approach to digital learning and content delivery that may be accessed via the web or mobile app. For students, Yuzu® combines an electronic reading and note-taking experience in a simple app, with access to a rich, engaging catalog of content. It allows students to replace or supplement multiple textbooks with an app that holds and organizes all their digital content, by course and term, annotate and highlight text, add bookmarks and “sticky notes” to important pages and use a keyword search function to find a desired passage or annotation using an interface that is simple and easy to use.

•	e-Commerce Platform: With an active digital community of over 4.4 million customers, our custom-branded school websites drove over $360 million of sales in Fiscal 2015, with transactions up over 14% over the prior fiscal year. Designed to appeal to students, parents and alumni, the school-branded sites offer simple and seamless textbook purchasing with free in-store pick up or shipping to any location, general merchandise promotions and collections that are customized to the individual user, as well as faculty course material adoption tools and customer service support.

•	FacultyEnlight®: Our proprietary online platform enhances content search, discovery and adoption (i.e., textbook selection) by faculty on each campus. Faculty members using FacultyEnlight® are able to compare and contrast key decision-making factors, such as cost to students and format availability; read peer product reviews; and contribute fresh perspectives and experiences and see what textbooks are being used by colleagues at other colleges and universities.

We enhance the academic and social purpose of higher education institutions by integrating our technology and systems with the school’s technology and organizational infrastructure, to forge a bond with the school and its constituencies. Our customizable technology delivers a seamless experience that enables faculty to research and select, and enables students to find and purchase, the most affordable course materials, maximizing savings and sales.

Segment

We identify our operating segments based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker interacts with other members of management. We have determined that we operate within a single reportable segment, which is entirely within the United States.

Seasonality

Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. We rent both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue from the rental of digital textbooks is recognized at time of sale. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.

Trends and Other Factors Affecting Our Business

Sales trends are primarily impacted by new store openings, increasing the students and faculty served, as well as changes in comparable store sales and store closings. Comparable store sales increase (decrease) is calculated on a 52-week basis, including sales from stores that have been open for at least 15 months and does not include sales from closed stores for all periods presented.

We are awarded additional contracts for stores as colleges and universities decide to outsource their bookstore, and we also obtain new contracts for stores that were previously operated by others. We close stores at the end of their contract terms due to low profitability or because the new contract has been awarded to a competitor. As we expanded our textbook rental offerings, students have been shifting away from higher priced textbook purchases to lower priced rental options, which has resulted in lower textbook sales and increasing rental income. After several years of comparable store sales declines, primarily on lower textbook unit volume, during the 52 weeks ended May 2, 2015, our comparable store sales trends have improved for both textbook and general merchandise. Over the last three years, we have consistently opened new stores increasing our total number of stores open from 636 at the beginning of Fiscal 2012 to 724 at the end of Fiscal 2015.

Occupancy costs, which are included in cost of sales and occupancy costs, primarily consist of the payments we make to the colleges and universities to operate their official bookstores, have generally increased as a percentage of sales, driven by increased competition for renewals and new store contracts.

Selling and administrative expenses have generally increased primarily as a result of our continuing investments in Yuzu®, our digital education platform and increased infrastructure costs to support growth.

Elements of Results of Operations

Our consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Barnes & Noble. Our consolidated financial statements reflect our consolidated financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”). Our consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between us and Barnes & Noble have been included in our consolidated financial statements and are considered to be effectively settled for cash in our consolidated financial statements at the time the Spin-Off becomes effective. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets as “Parent company investment.”

The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Our management believes the assumptions underlying our consolidated financial statements, including the assumptions regarding the allocation of general corporate expenses from Barnes & Noble are reasonable. Nevertheless, our consolidated financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect our consolidated results of operations, financial position and cash flows had we operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Following the Spin-Off, we will perform these functions using our own resources or contracted services. Under the Transition Services Agreement with Barnes & Noble, some of these functions will continue to be provided by Barnes & Noble. See Item 1. Financial Statements — Note 15. Subsequent Events.

Our sales are primarily derived from the sale of course materials (which include new and used textbooks and digital textbooks), emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical and digital textbooks.

Our cost of sales and occupancy primarily includes costs such as merchandise costs, textbook rental amortization and management service agreement costs related to our college and university contracts and by other facility related expenses.

Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include general office expenses, such as executive oversight, merchandising, field support, finance, human resources, benefits, training, legal and information technology, as well as our investments in Yuzu ®.

Results of Operations

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
Sales:
Product sales and other	$218,716	$206,188
Rental income	20,267	19,553

Total sales	$238,983	$225,741

Net loss	$(26,918)	$(26,213)
EBITDA (Non-GAAP) (a)	$(35,140)	$(33,962)
Comparable store sales increase (decrease) (b)	1.8%	(2.0)%
Stores opened	21	22
Stores closed	9	17
Number of stores open at end of period	736	705

(a)	EBITDA is a non-GAAP financial measure. See EBITDA (Non-GAAP) discussion below.
(b)	Comparable store sales increase (decrease) is calculated on a 52-week basis, including sales from stores that have been open for at least 15 months and does not include sales from closed stores for all periods presented.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales of the Company:

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
Sales:
Product sales and other	91.5%	91.3%
Rental income	8.5	8.7

Total sales	100.0	100.0

Cost of sales and occupancy:
Product and other cost of sales and occupancy (a)	80.0	80.5
Rental cost of sales and occupancy (a)	61.8	63.3

Total cost of sales and occupancy	78.4	79.0

Gross margin	21.6	21.0
Selling and administrative expenses	36.3	36.0
Depreciation and amortization	5.5	5.6

Operating loss	(20.2)	(20.6)
Interest expense, net	0.0	0.0

Loss before income taxes	(20.2)	(20.6)
Income tax benefit	(8.9)	(9.0)

Net loss	(11.3)%	(11.6)%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

13 weeks ended August 1, 2015 compared with the 13 weeks ended August 2, 2014

Sales

The following table summarizes our sales for the 13 weeks ended August 1, 2015 and the 13 weeks ended August 2, 2014:

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
Product sales and other	$218,716	$206,188
Rental income	20,267	19,553

Total Sales	$238,983	$225,741

Our sales increased $13.3 million, or 5.9%, to $239.0 million during the 13 weeks ended August 1, 2015 from $225.7 million during the 13 weeks ended August 2, 2014. New store openings over the past year increased sales by $11.2 million, partially offset by closed stores, which decreased sales by $1.8 million.

Comparable store sales increased 1.8%, or $3.7 million, for the comparable sales period. General merchandise sales increased $6.9 million, or 7.3%, primarily due to strong emblematic apparel sales, partially offset by a $3.2 million decrease in textbooks and trade books during the summer semester. General merchandise sales have continued to increase as our product assortments continue to emphasize and reflect the changing consumer trends and we evolve our presentation concepts and merchandising of product in stores and online.

We added 21 new stores and closed 9 stores during the 13 weeks ended August 1, 2015, ending the period with a total of 736 stores.

Cost of Sales and Occupancy

The following table summarizes our cost of sales and occupancy for the 13 weeks ended August 1, 2015 and the 13 weeks ended August 2, 2014:

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Related Sales	August 2, 2014	% of Related Sales
Product and other cost of sales and occupancy	$174,909	80.0%	$166,053	80.5%
Rental cost of sales and occupancy	12,530	61.8%	12,378	63.3%

Total Cost of Sales and Occupancy	$187,439	78.4%	$178,431	79.0%

Our cost of sales and occupancy decreased as a percentage of sales to 78.4% during the 13 weeks ended August 1, 2015 compared to 79.0% during the 13 weeks ended August 2, 2014. Cost of sales and occupancy as a percentage of sales decreased due to a favorable sales mix, including a favorable mix of used textbook rentals and recognizing previously deferred high margin rentals and improved textbook margins, partially offset by higher occupancy costs resulting from contract renewals as discussed below:

•	Product and other cost of sales and occupancy decreased by 55 basis points, primarily driven by margin improvements of 105 basis points, partially offset by increased occupancy costs resulting from contract renewals of 50 basis points.

•	Rental cost of sales and occupancy decreased by 150 basis points driven by a favorable sales mix, including a favorable mix of used textbook rentals and recognizing previously deferred high margin rentals of 285 basis points partially offset by increased occupancy costs resulting from contract renewals of 135 basis points.

Gross Margin

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
Gross Margin	$51,544	21.6%	$47,310	21.0%

Our gross margin increased $4.2 million, or 8.9%, to $51.5 million during the 13 weeks ended August 1, 2015 from $47.3 million during the 13 weeks ended August 2, 2014. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
Total Selling and Administrative Expenses	$86,684	36.3%	$81,272	36.0%

Selling and administrative expenses increased $5.4 million, or 6.7%, to $86.7 million during the 13 weeks ended August 1, 2015 from $81.3 million during the 13 weeks ended August 2, 2014. Our selling and administrative expenses increased as a percentage of sales by 30 basis points to 36.3% from 36.0%, due primarily to higher store payroll and operating expenses, primarily in new stores in a low volume sales quarter, which increased selling and administrative expenses as a percentage of sales by 45 basis points. This variance is partially offset by lower corporate overhead costs, which decreased selling and administrative expenses as a percentage of sales by 20 basis points.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
Total Depreciation and Amortization	$13,100	5.5%	$12,544	5.6%

Depreciation and amortization increased $0.6 million, or 4.4%, to $13.1 million during the 13 weeks ended August 1, 2015 from $12.5 million during the 13 weeks ended August 2, 2014. This increase was primarily attributable to additional capital expenditures.

Operating Loss

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
Total Operating Loss	$(48,240)	(20.2)%	$(46,506)	(20.6)%

Our operating loss increased $1.7 million, or 3.7%, to $(48.2) million during the 13 weeks ended August 1, 2015 from $(46.5) million during the 13 weeks ended August 2, 2014. This decrease was due to the matters discussed above.

Income Taxes

	13 weeks ended
Dollars in thousands	August 1, 2015	Effective Rate	August 2, 2014	Effective Rate
Income Taxes	$(21,325)	44.2%	$(20,298)	43.6%

We recorded an income tax benefit of $21.3 million during the 13 weeks ended August 1, 2015 compared with an income tax benefit of $20.3 million during the 13 weeks ended August 2, 2014. Our effective tax rate was 44.2% for the 13 weeks ended August 1, 2015 compared with an effective tax rate of 43.6% during the 13 weeks ended August 2, 2014.

Net Loss

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
Net Loss	$(26,918)	$(26,213)

As a result of the factors discussed above, we reported net loss of $26.9 million during the 13 weeks ended August 1, 2015, compared with net loss of $26.2 million during the 13 weeks ended August 2, 2014.

EBITDA (Non-GAAP)

To supplement our results prepared in accordance with GAAP, we use the measure of EBITDA, which is a non-GAAP financial measure as defined by the Securities and Exchange Commission (the “SEC”). We define EBITDA as net earnings (loss) plus (1) depreciation and amortization; (2) interest expense and (3) income taxes.

This non-GAAP financial measure is not intended as a substitute for and should not be considered as superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of this non-GAAP financial measure may be different from an EBITDA measure used by other companies, limiting its usefulness for comparison purposes. EBITDA should not be considered as an alternative to net income as an indicator of our performance or any other measures of performance derived in accordance with GAAP. As noted above, EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. The limitations of EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any requirements for such replacements.

We believe that EBITDA is a useful performance measure, and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board of directors (the “Board”) and management also use EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations. We review this non-GAAP measure internally to evaluate our performance and manage our operations. We believe that the inclusion of EBITDA results provides investors useful and important information regarding our operating results.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Form 10-Q and the reconciliation from EBITDA to net earnings (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from EBITDA to net earnings (loss) are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
EBITDA	$(35,140)	$(33,962)
Subtract:
Depreciation and amortization	13,100	12,544
Interest expense, net	3	5
Income taxes	(21,325)	(20,298)

Net loss	$(26,918)	$(26,213)

Liquidity and Capital Resources

Our business is highly seasonal. Cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks for the upcoming semesters. Cash flows from operating activities are typically a use of cash in the first and fourth fiscal quarters, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.

Until August 3, 2015, we were party to the B&N Credit Facility. The B&N Credit Facility provided for up to $1 billion in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016. The B&N Credit Facility was secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. We were a borrower and co-guarantor of all amounts owing under the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015.

On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “New Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below.

As of August 1, 2015, Other long-term liabilities includes $63.5 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.

Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
Cash and cash equivalents at beginning of period	$59,714	$144,269
Net cash flows provided by (used in) operating activities	1,799	(34,283)
Net cash flows used in investing activities	(16,616)	(13,347)
Net cash flows used in financing activities	(28,868)	(50,836)

Cash and cash equivalents at end of period	$16,029	$45,803

Cash Flow from Operating Activities

Cash flows provided by operating activities during the 13 weeks ended August 1, 2015 were $1.8 million compared to cash flows used in operating activities of $(34.3) million during the 13 weeks ended August 2, 2014. This net change of $36.1 million was primarily due to changes in working capital.

Cash Flow from Investing Activities

Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.

Cash flows used in investing activities during the 13 weeks ended August 1, 2015 were $(16.6) million compared to $(13.3) million during the 13 weeks ended August 2, 2014. Capital expenditures totaled $11.8 million and $9.3 million during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.

Cash Flow from Financing Activities

Cash flows used in financing activities during the 13 weeks ended August 1, 2015 decreased by $22.0 million compared to the 13 weeks ended August 2, 2014 primarily due to the change in net transfers to Barnes & Noble prior to the Spin-Off.

Financing Arrangements

Until August 3, 2015, we were party to the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015.

On August 3, 2015, the Company and certain of its subsidiaries from time to time party thereto entered into the Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million under the New Credit Facility. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility.

The Company and certain of its subsidiaries (collectively, the “Loan Parties”) will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility, but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. The Company has the option to request an increase in commitments under the New Credit Facility of up to $100 million, subject to certain restrictions.

Interest under the New Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the New Credit Facility. Loans will initially bear interest at LIBOR plus 2.000% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.000% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.750% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.750% per annum), based upon the excess availability under the New Credit Facility at such time.

The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders will assume dominion and control over the Loan Parties’ cash.

The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties.

We believe that our future cash from operations, access to borrowings under the New Credit Facility and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.

Contractual Obligations

Except as noted below, our projected contractual obligations are consistent with amounts disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus dated July 15, 2015 and filed with the SEC on that date.

On August 3, 2015, the Company and certain of its subsidiaries from time to time party thereto entered into the Credit Agreement under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “New Credit Facility”). See Financing Arrangements above for additional information.

Off-Balance Sheet Arrangements

As of August 1, 2015, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies

During the first quarter of Fiscal 2016, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Prospectus dated July 15, 2015 and filed with the SEC on that date, for additional information relating to the Company’s use of estimates and other critical accounting policies.

Recent Accounting Pronouncements

See Item 1. Financial Statements — Note 3. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us and our business that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•	challenges to running our company independently from Barnes & Noble now that the Spin-Off has been completed;

•	the potential adverse impact on our business resulting from the Spin-Off;

•	general competitive conditions, including actions our competitors may take to grow their businesses;

•	trends and challenges to our business and in the locations in which we have stores;

•	decisions by colleges and universities to outsource their bookstore operations or change the operation of their bookstores;

•	non-renewal of contracts;

•	the general economic environment, college enrollment and consumer spending patterns, including decreases in university spending;

•	decreased consumer demand for our products, low growth or declining sales;

•	disruptions to our computer systems, data lines, telephone systems or supply chain, including the loss of suppliers;

•	changes to payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	risks associated with data privacy, information security and intellectual property;

•	work stoppages or increases in labor costs;

•	our ability to attract and retain employees;

•	possible increases in shipping rates or interruptions in shipping service, effects of competition;

•	obsolete or excessive inventory;

•	product shortages;

•	our ability to successfully implement our strategic initiatives;

•	the performance of our online, digital and other initiatives, including possible delays in the deployment of, and further enhancements to, Yuzu® and any future higher education digital products;

•	technological changes;

•	risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend;

•	higher-than-anticipated store closings;

•	changes in law or regulation;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in this Form 10-Q.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Except as noted below, there have been no material changes to the items discussed in “Quantitative and Qualitative Disclosures About Market Risk” in our Prospectus dated July 15, 2015 and filed with the SEC on that date.

On August 3, 2015, the Company and certain of its subsidiaries from time to time party thereto entered into the Credit Agreement under which the lenders committed to the New Credit Facility. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity - Financing Arrangements in this Form 10-Q for additional information.

We may from time to time borrow money under the New Credit Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings under the New Credit Facility. To the extent we continue to have no outstanding debt under the New Credit Facility, a 25 basis point increase in interest rates would have increased our interest expense by $0 million in Fiscal 2016. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0 million in Fiscal 2016.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our consolidated financial position or results of operations.

We record a liability when we believe that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if proceedings are in the early stages; (iii) if there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) if there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) if there are significant factual issues to be determined or resolved; (vi) if the proceedings involve a large number of parties; (vii) if relevant law is unsettled or novel or untested legal theories are presented; or (viii) if the proceedings are taking place in jurisdictions where the laws are complex or unclear. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. With respect to the legal matters described below, we have determined, based on its current knowledge, that the amount of loss or range of loss, that is reasonably possible including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

The litigation matter described below is the only material legal proceeding in which we are involved. Under the Separation Agreement, Barnes & Noble will indemnify us against any expenses and liabilities incurred in connection with the matter.

Adrea LLC v. Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly Nook Media LLC)

On June 14, 2013, Adrea LLC (“Adrea”) filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (collectively, “B&N”) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851 (the “’851 patent”), 7,299,501 (the “’501 patent”) and 7,620,703 (the “’703 patent”). B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

Beginning October 7, 2014, through and including October 22, 2014, the case was tried before a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ‘851 patent, and infringement with respect to the ‘501 patent and ‘703 patent. It awarded damages in the amount of $1.3 million. The jury further found no willful infringement with respect to any patent.

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. The Court then heard argument from both parties as to what steps should next occur. After considering the parties’ respective arguments, the Court has decided to first hear post-trial motions on the jury’s infringement and validity determinations, which, if decided in B&N’s favor, would knock out the jury’s findings of liability and damages altogether. After full briefing, the Court will hear oral argument on September 28, 2015.

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones faced by us. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows and the trading price of our Common Stock could be materially adversely affected.

Risks Relating to Our Business

We face significant competition in our business, and we expect such competition to increase.

The market for course materials, including textbooks and supplemental materials, is intensely competitive and subject to rapid change. We are experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers bypassing the bookstore distribution channel by selling directly to students and educational institutions; print-on-demand textbooks; textbook rental companies; and student-to-student transactions over the Internet. We also have competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores, which recently acquired Nebraska Book Company, a contract operator of on-campus and off-campus bookstores; Amazon.com, an e-commerce operator and a provider of contract services to colleges and universities; BBA Solutions, a college textbook retailer; Chegg.com, an online textbook rental company; CourseSmart, a digital course materials provider; Akademos, a virtual bookstore and marketplace for academic institutions; Rafter, a course materials management solution for higher educational institutions; bn.com, the e-commerce platform of Barnes & Noble, and MBS Direct, an online bookstore provider; providers of eTextbooks, such as Apple iTunes, CourseSmart, Blackboard, Rafter and Google; and various private textbook rental websites. In addition, Amazon, Akademos and Rafter have recently begun to develop relationships with colleges and universities to provide online bookstore solutions. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model.

We may not be able to enter into new contracts and contracts for existing or additional college and university affiliated bookstores may not be profitable.

An important part of our business strategy is to expand sales for our college bookstore operations by being awarded additional contracts to manage bookstores for colleges and universities. Our ability to obtain those additional contracts is subject to a number of factors that we are not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. Because certain terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates that may not be accurate, including for reasons outside of our control, we have contracts that are not profitable and may have such contracts in the future. Even if we have the right to terminate a contract, we may be reluctant to do so even when a contract is unprofitable due to, among other factors, the potential effect on our reputation.

We may not be able to successfully retain or renew our managed bookstore contracts on profitable terms.

We face significant competition in retaining existing store contracts and when renewing those contracts as they expire. Our contracts are typically for five years with renewal options but can range from two to 15 years, and most contracts are cancelable by either party without penalty, typically with 120 days’ notice. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.

Our business is dependent on the overall economic environment, college enrollment and consumer spending patterns.

A deterioration of the current economic environment could have a material adverse effect on our financial condition and operating results, as well as our ability to fund our growth and strategic business initiatives. Our business is affected by funding levels at colleges and universities and by changes in enrollments at colleges and universities, changes in student enrollments and lower spending on textbooks and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by existing students. To the extent we are unable to attract new students or students spend less generally, our business could be adversely affected.

We face the risk of disruption of supplier relationships and/or supply chain and/or inventory surplus.

The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2015, our four largest suppliers accounted for approximately 47% of our merchandise purchased, with the largest supplier accounting for approximately 19% of our merchandise purchased. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise.

We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, our business is dependent on the continued supply of textbooks. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally or a significant unfavorable change in our relationships with key suppliers could adversely impact our business. In addition, any significant change in the terms that we have with our key suppliers including, payment terms, return policies, the discount or margin on products or changes to the distribution model of textbooks, could adversely affect our financial condition and liquidity. Furthermore, certain of our merchandise is sourced indirectly from outside the United States. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise.

In addition, we have significantly increased our textbook rental business, offering students a lower cost alternative to purchasing textbooks, which is also subject to certain inventory risks such as textbooks not being resold or re-rented due to delayed returns or poor condition, or faculty members not continuing to adopt or use certain textbooks.

We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.

We must have sufficient sources of liquidity to fund working capital requirements. We believe that the combination of cash-on-hand, cash flow received from operations, funds available under our revolving senior credit facility and short-term vendor financing will be sufficient to meet our normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. These factors could materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted.

Our business relies on certain key personnel.

Management believes that our continued success will depend to a significant extent upon the efforts and abilities of certain of our key personnel. The loss of the services of any of these key personnel could have a material adverse effect on our business. We do not maintain “key man” life insurance on any of our officers or other employees.

Our business is seasonal.

Our business is seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Less than satisfactory net sales during our peak fiscal quarters could have a material adverse effect on our financial condition or operating results for the year, and our results of operations from those quarters may not be sufficient to cover any losses that may be incurred in the other fiscal quarters of the year.

Our results also depend on the successful implementation of our strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis or at all.

Our ability to grow depends upon a number of factors, including our ability to implement our strategic initiatives to retain and expand existing customer relationships, acquire new accounts, expand sales channels and marketing efforts, develop and market Yuzu® and other higher education digital products and adapt to changing industry trends. While we believe we have the capital resources, experience, management resources and internal systems to successfully operate our business, we may not be successful in implementing these strategies. Further, even if successfully implemented, our business strategy may not ultimately produce positive results.

We face data security risks with respect to personal information.

Our business involves the receipt, storage, processing and transmission of personal information about customers and employees. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. Also, in connection with our student financial aid platform and the processing of university debit cards, we secure and have access to certain student personal information that has been provided to us by the universities we serve. Our handling and use of personal information is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes and may be difficult to achieve. If we fail to comply with these laws, regulations and standards, we could be subjected to legal risk. In addition, even if we fully comply with all laws, regulations and standards and even though we have taken significant steps to protect personal information, we could experience a data security breach, and our reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or affect investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.

Our business could be impacted by changes in federal, state, local or international laws, rules or regulations.

We are subject to general business regulations and laws relating to all aspects of our business. These regulations and laws may cover taxation, privacy, data protection, our access to student financial aid, pricing and availability of educational materials, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, digital content (including governmental investigations and litigation relating to the agency pricing model for digital content distribution), the characteristics and quality of products and services and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act). Changes in federal, state, local or international laws, rules or regulations relating to these matters could increase our costs of doing business or otherwise impact our business.

Changes in tax laws and regulations might adversely impact our businesses or financial performance.

We collected sales tax on the majority of the products and services that we sold in our respective prior fiscal years that were subject to sales tax, and we generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere in this Form 10-Q reflect management’s best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, we cannot assure you that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, our businesses may be subject to claims for not collecting sales tax on the products and services we currently sell for which sales tax is not collected. In addition, our provision for income taxes and our obligation to pay income tax is based on existing federal, state and local tax laws. Changes to these laws, in particular as they relate to depreciation, amortization and cost of goods sold, could have a significant impact on our income tax provision, our projected cash tax liability, or both.

Our expansion into new products, services and technologies subjects us to additional business, legal, financial and competitive risks.

We may require additional capital in the future to sustain or grow our business. Our gross profits and margins in our newer activities may be lower than in our traditional activities, and we may not be successful enough in these newer activities to recoup our investments in them. In addition, we may have limited or no experience in our newer products and services, and our customers may not adopt our new product or service offerings. Some of these offerings, such as our commercial agreement with Pearson, may present new and difficult technological challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as important to our success, and we rely on trademark, copyright and patent law, domain name regulations, trade secret protection and confidentiality or license agreements to protect our proprietary rights, including our use of the Barnes & Noble trademark. Laws and regulations may not adequately protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary or licensed rights.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

Other parties also may claim that we infringe their proprietary rights. Because of the changes in Internet commerce and digital content businesses, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others.

Our digital content offerings depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, we could be subject to claims, and content providers may be unwilling to include their content in our service.

We do not own the Barnes & Noble trademark and instead rely on a license of that trademark and certain other trademarks, which license imposes limits on what those trademarks can be used to do.

In connection with the Spin-Off, Barnes & Noble granted us an exclusive, perpetual, fully paid up, non-transferable and non-assignable license to use the trademarks “Barnes & Noble College,” “B&N College,” “Barnes & Noble Education” and “B&N Education” and the non-exclusive, perpetual, fully paid up, non-transferable and non-assignable license to use the marks “Barnes & Noble,” “B&N” and “BN,” solely in connection with the contract management of college and university bookstores and other bookstores associated with academic institutions and related websites as well as education products and services (including digital education products and services) and related websites. These restrictions may materially limit our ability to use the licensed marks in the expansion of our operations in the future. In addition, we are reliant on Barnes & Noble to maintain the licensed trademarks.

We rely on third-party digital content and applications, which may not be available to us on commercially reasonable terms or at all.

We contract with certain third-parties to offer their digital content. Our licensing arrangements with these third-parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for us to license our content in the future. Other content owners, providers or distributors may seek to limit our access to, or increase the total cost of, such content. If we are unable to offer a wide variety of content at reasonable prices with acceptable usage rules, our business may be materially adversely affected.

Risks Relating to Our Recent Spin-Off from Barnes & Noble

We could have an indemnification obligation to Barnes & Noble if the Spin-Off were determined not to qualify for non-recognition treatment.

If, due to any of our covenants in the Tax Matters Agreement being breached, it were determined as a tax matter that the Spin-Off did not qualify for non-recognition of gain and loss, we could be required to indemnify Barnes & Noble for the resulting taxes and related expenses. In addition, Section 355(e) of the Internal Revenue Code of 1986, as amended (the “Code”), generally creates a presumption that the Spin-Off would be taxable to Barnes & Noble, but not to holders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Spin-Off, unless it were established that such transactions and the Spin-Off were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Spin-Off were taxable to Barnes & Noble due to such 50% or greater change in the ownership of our stock, Barnes & Noble would have to recognize gain in an amount up to the fair market value of our stock held by it immediately before the Spin-Off, and we generally would be required to indemnify Barnes & Noble for the tax on such gain and related expenses. See “Certain Relationships and Related Party Transactions—Agreements with Barnes & Noble—Tax Matters Agreement” in our Prospectus dated July 15, 2015 and filed with SEC on that date for more information.

We have agreed to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.

We have agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that might maximize the value of our business, and could discourage or delay a strategic transaction that our stockholders may consider favorable. See “Certain Relationships and Related Party Transactions—Agreements with Barnes & Noble—Tax Matters Agreement” in our Prospectus dated July 15, 2015 and filed with SEC on that date for more information.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent publicly-traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, by separating from Barnes & Noble, we may be more susceptible to market fluctuations and have less leverage with suppliers, and we may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the Spin-Off.

In the past, Barnes & Noble provided us with various corporate services. Following the Spin-Off, Barnes & Noble has no obligation to provide us with assistance other than the transition services described under “Certain Relationships and Related Party Transactions—Agreements with Barnes & Noble” in our Prospectus dated July 15, 2015 and filed with SEC on that date. These services do not include every service that we have received from Barnes & Noble in the past, and Barnes & Noble is only obligated to provide these services for limited periods from the date of the Spin-Off. Accordingly, following the Spin-Off, we need to provide internally or obtain from unaffiliated third parties the services we previously received from Barnes & Noble prior to the Spin-Off. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Barnes & Noble. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

We have no operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly-traded company and may not be a reliable indicator of our future results.

We derived the historical financial information included in this Form 10-Q from Barnes & Noble’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent publicly-traded company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:

•	Prior to the Spin-Off, we operated as part of Barnes & Noble’s broader corporate organization, and Barnes & Noble performed various corporate functions for us. Our historical financial information reflects allocations of corporate expenses from Barnes & Noble for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.

•	We have entered into transactions with Barnes & Noble that did not exist prior to the Spin-Off and modified our existing agreements with Barnes & Noble, such as Barnes & Noble’s provision of transition services, which will cause us to incur new costs.

•	Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Barnes & Noble, including changes in our cost structure, personnel needs, tax structure, financing and business operations. As part of Barnes & Noble, we enjoyed certain benefits from Barnes & Noble’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we lost these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses or access capital markets on terms as favorable to us as those we obtained as part of Barnes & Noble prior to the Spin-Off.

Following the Spin-Off, we are now also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. In addition, certain costs incurred by Barnes & Noble, including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services, had historically been allocated to us by Barnes & Noble; but these allocations may not reflect the future level of these costs to us as we provide these services ourselves. Therefore, our historical financial statements may not be indicative of our future performance as an independent publicly-traded company. We cannot assure you that our operating results will continue at a similar level when we are an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Financial Statements (Unaudited)” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q as well as the historical financial statements and the notes thereto included in our Prospectus dated July 15, 2015 and filed with SEC on that date.

We may not be able to access the credit and capital markets at the times and in the amounts needed on acceptable terms.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe our current sources of capital will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, we have not previously accessed the capital markets as an independent public company, and our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence thereof, the liquidity of the overall capital markets and the state of the economy. We cannot assure you that we will have access to the capital markets at the times and in the amounts needed or on terms acceptable to us.

Some of our contracts contain provisions requiring the consent of third parties in connection with the Spin-Off.

Some of our contracts contain provisions that required the consent of third parties to the Spin-Off. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these contracts in the future.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Barnes & Noble.

We entered into agreements with Barnes & Noble related to our separation from Barnes & Noble, including the Separation Agreement, Transition Services Agreement, Tax Matters Agreement, the Trademark License Agreement and Employee Matters Agreement, while we were still part of Barnes & Noble. Accordingly, these agreements may not reflect terms that would have resulted from arms-length negotiations between unaffiliated parties. The terms of the agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between Barnes & Noble and us. We may have received better terms from third parties than we received from Barnes & Noble because third parties would have competed with each other to win our business but we are now bound by the terms of the agreements we entered into with Barnes & Noble. See “Certain Relationships and Related Party Transactions” in our Prospectus dated July 15, 2015 and filed with SEC on that date for more information.

Risks Relating to our Common Stock and the Securities Market

A market for our Common Stock did not exist before the Spin-Off, and an active trading market may not develop or be sustained now that the Spin-Off has been completed. Our stock price may fluctuate significantly.

There was no public market for our Common Stock prior to August 3, 2015, and an active trading market for the Common Stock may not develop as a result of the Spin-Off or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.

We cannot predict the prices at which our Common Stock may trade. The market price of our Common Stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our businesses;

•	success or failure of our business strategies, including our digital education initiative;

•	our quarterly or annual earnings or those of other companies in our industries;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our Common Stock after the Spin-Off;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our Company and the college bookstore industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.

Furthermore, our business profile and market capitalization may not fit the investment objectives of some Barnes & Noble stockholders and, as a result, these Barnes & Noble stockholders may sell, or may have sold, their shares of our Common Stock after the Spin-Off. See “Risk Factors—Substantial sales of our Common Stock may occur in connection with the Spin-Off, which could cause our stock price to decline.” Low trading volume for our Common Stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our Common Stock.

Substantial sales of the Common Stock may occur in connection with the Spin-Off, which could cause our stock price to decline.

Barnes & Noble stockholders that received shares of our Common Stock in the Spin-Off generally may sell those shares in the public market. Although we had and have no actual knowledge of any plan or intention of any significant stockholder to sell our Common Stock following the Spin-Off, it is likely that some Barnes & Noble stockholders, possibly including some of its larger stockholders, will sell their shares received in the Spin-Off if, for reasons such as our business profile or market capitalization as an independent company, we do not fit their investment objectives, or, in the case of index funds, we are not a participant in the index in which they are investing. The sales of significant amounts of our Common Stock or the perception in the market that this will occur may decrease the market price of our Common Stock.

The concentration of our capital stock ownership may limit our stockholders’ ability to influence corporate matters and may involve other risks.

A portion of our capital stock is controlled by a few stockholders. This control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, we may take actions with which our other stockholders do not agree.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our Common Stock must come from increases in the fair market value and trading price of our Common Stock.

We do not intend to pay cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, for reinvestment in our business. Also, our credit agreements may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and any other factors our Board deems relevant. Therefore, any return on your investment in our Common Stock must come from increases in the fair market value and trading price of our Common Stock. For more information, see “Dividend Policy” in our Prospectus dated July 15, 2015 and filed with SEC on that date.

Your percentage ownership in the Company may be diluted in the future.

Your percentage ownership in the Company may be diluted in the future because of equity awards that we expect to grant to our directors, officers and other employees. Prior to the Spin-Off, we approved an incentive plan that provides for the grant of Common Stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and of Delaware law may prevent or delay an acquisition of the Company, which could affect the trading price of our Common Stock.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated By-laws contain provisions which, together with applicable Delaware law, may discourage, delay or prevent a merger or acquisition that our stockholders consider favorable, including provisions that:

•	divide our Board into three staggered classes of directors that are each elected to three-year terms;

•	prohibit stockholder action by written consent;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	provide that special meetings of the stockholders may be called only by or at the direction of a majority of our Board or the chairman of our Board; and

•	require advance notice to be given by stockholders for any stockholder proposals or director nominations.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder”.

These provisions may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of the Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their Common Stock at a price above the prevailing market price. See “Description of Our Capital Stock—Certain Provisions of Delaware Law, Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws” in our Prospectus dated July 15, 2015 and filed with SEC on that date for more information.

Our Amended and Restated By-laws designate courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated By-laws provide that, subject to limited exceptions, the state and federal courts of the State of Delaware are the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, our Amended and Restated Certificate of Incorporation or our Amended and Restated By-laws or (d) any other action asserting a claim that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Alternatively, if a court were to find this provision of our Amended and Restated By-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Item 6.	Exhibits

2.1	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc.

3.1†	Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

3.2†	Amended and Restated By-Laws of Barnes & Noble Education, Inc., filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10. 1*†	Amended and Restated Employment Agreement, dated June 25, 2015, between Barnes & Noble Education, Inc. and Max J. Roberts, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 26, 2015 and as amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015 (File No. 333-202298).

10.2*†	Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and Barry Brover, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 26, 2015 and as amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015 (File No. 333-202298).

10.3*†	Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and Patrick Maloney, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 26, 2015 and as amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015 (File No. 333-202298).

10.4*†	Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and William Maloney, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 26, 2015 and as amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015 (File No. 333-202298).

10.5*†	Employment Agreement, dated June 26, 2015, between Barnes & Noble Education, Inc. and Michael P. Huseby, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 26, 2015 and as amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015 (File No. 333-202298).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.
†	Not filed herewith, but incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/S/ BARRY BROVER
Barry Brover
Chief Financial Officer
(principal financial officer)

By:	/S/ SEEMA PAUL
Seema Paul
Chief Accounting Officer
(principal accounting officer)

September 10, 2015

EXHIBIT INDEX

2.1	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document