Form 10-Q
period 2015-10-31
Barnes & Noble Education, Inc.
filed 2015-12-09
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-37499
_______________________________________________
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________

Delaware	46-0599018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Mountain View Blvd., Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)
(908) 991-2665
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 2, 2015, 48,253,244 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE
On February 26, 2015, Barnes & Noble, Inc. (“Barnes & Noble”) announced plans for the complete legal and structural separation of Barnes & Noble Education, Inc. (the “Company”, "us", "we") from Barnes & Noble (the “Spin-Off”). Under the Separation and Distribution Agreement between Barnes & Noble and the Company (the “Separation and Distribution Agreement”), Barnes & Noble planned to distribute all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis. Following the Spin-Off, Barnes & Noble would not own any equity interest in us, and we would operate independently from Barnes & Noble.
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
On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. Our Common Stock began to trade on a “when-issued” basis on the New York Stock Exchange ("NYSE") under the symbol “BNED WI” beginning on July 23, 2015. On August 3, 2015, when-issued trading of our Common Stock ended, and our Common Stock began “regular-way” trading under the symbol “BNED.”
The results of operations for the 26 weeks ended November 1, 2014 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015 and the results of operations for the 13 weeks ended October 31, 2015 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we are now a separate consolidated entity.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 31, 2015

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales:
Product sales and other	$684,006	$678,905	$902,722	$885,093
Rental income	71,858	72,797	92,125	92,350
Total sales	755,864	751,702	994,847	977,443
Cost of sales and occupancy:
Product and other cost of sales and occupancy	537,380	534,137	712,289	700,190
Rental cost of sales and occupancy	43,363	44,054	55,893	56,432
Total cost of sales and occupancy	580,743	578,191	768,182	756,622
Gross profit	175,121	173,511	226,665	220,821
Selling and administrative expenses	102,439	95,587	189,123	176,859
Depreciation and amortization	13,169	12,508	26,269	25,052
Operating income	59,513	65,416	11,273	18,910
Interest expense, net	554	14	557	19
Income before income taxes	58,959	65,402	10,716	18,891
Income tax expense	25,558	28,451	4,233	8,153
Net income	$33,401	$36,951	$6,483	$10,738
Other comprehensive earnings, net of tax	—	—	—	—
Total comprehensive income	$33,401	$36,951	$6,483	$10,738

Earnings per share of Common Stock:
Basic	$0.69	$0.95	$0.14	$0.26
Diluted	$0.69	$0.95	$0.14	$0.26
Weighted average shares of Common Stock outstanding:
Basic	48,207	37,505	44,816	37,471
Diluted	48,562	37,544	45,023	37,504
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 31, 2015	November 1, 2014	May 2, 2015
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$214,281	$252,916	$59,714
Receivables, net	91,383	81,977	76,551
Merchandise inventories, net	431,023	340,513	297,424
Textbook rental inventories	83,846	83,245	47,550
Prepaid expenses and other current assets	6,304	4,051	4,625
Short-term deferred tax assets, net	24,182	24,345	24,358
Total current assets	851,019	787,047	510,222
Property and equipment:
Buildings and leasehold improvements	159,234	145,844	149,065
Fixtures and equipment	349,770	325,329	335,403
	509,004	471,173	484,468
Less accumulated depreciation and amortization	398,055	366,914	376,911
Net property and equipment	110,949	104,259	107,557
Goodwill	274,070	274,070	274,070
Intangible assets, net	193,113	203,315	198,190
Other noncurrent assets	46,335	36,093	39,885
Total assets	$1,475,486	$1,404,784	$1,129,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$475,072	$431,189	$170,101
Accrued liabilities	137,412	121,973	97,575
Total current liabilities	612,484	553,162	267,676
Long-term deferred taxes, net	63,739	75,003	66,091
Other long-term liabilities	69,585	61,726	69,488
Total liabilities	745,808	689,891	403,255
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred membership interests	—	384,282	—
Parent company investment	—	330,611	726,669
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 48,219, 0 and 0 shares, respectively; outstanding, 48,217, 0 and 0 shares, respectively	482	—	—
Additional paid-in capital	695,816	—	—
Retained earnings	33,401	—	—
Treasury stock, at cost	(21)	—	—
Total stockholders' equity	729,678	714,893	726,669
Total liabilities and stockholders' equity	$1,475,486	$1,404,784	$1,129,924
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$6,483	$10,738
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,269	25,052
Amortization of long-term debt deferred financing costs	163	—
Deferred taxes	(2,176)	(2,406)
Stock-based compensation expense	2,970	2,904
Increase in other long-term liabilities	97	573
Changes in other operating assets and liabilities, net	158,409	150,720
Net cash flows provided by operating activities	192,215	187,581
Cash flows from investing activities:
Purchases of property and equipment	(24,541)	(24,606)
Net increase in other noncurrent assets	(3,412)	(5,941)
Net cash flows used in investing activities	(27,953)	(30,547)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	(6,423)	(48,387)
Proceeds from borrowings on Credit Facility	8,700	—
Repayments of borrowings on Credit Facility	(8,700)	—
Payment of deferred financing costs	(3,251)	—
Purchase of treasury shares	(21)	—
Net cash flows used in financing activities	(9,695)	(48,387)
Net increase in cash and cash equivalents	154,567	108,647
Cash and cash equivalents at beginning of period	59,714	144,269
Cash and cash equivalents at end of period	$214,281	$252,916
Changes in other operating assets and liabilities, net:
Receivables, net	$(14,832)	$(42,976)
Merchandise inventories	(133,599)	(65,167)
Textbook rental inventories	(36,296)	(36,182)
Prepaid expenses and other current assets	(1,681)	71
Accounts payable and accrued liabilities	344,817	294,974
Changes in other operating assets and liabilities, net	$158,409	$150,720
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Consolidated Statement of Equity
(In thousands)
(unaudited)

			Additional		Preferred	Parent
	Common Stock		Paid-In	Retained	Membership	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Interests	Investments	Shares	Amount	Equity
Balance at May 3, 2014	—	$—	$—	$—	$383,397	$366,240	—	$—	$749,637
Net income						10,738			10,738
Net change in Barnes & Noble, Inc. Investment						(48,386)			(48,386)
Stock-based compensation expense						2,904			2,904
Accretive dividend on preferred stockholders					885	(885)			—
Balance at November 1, 2014	—	$—	$—	$—	$384,282	$330,611	—	$—	$714,893

			Additional		Preferred	Parent
	Common Stock		Paid-In	Retained	Membership	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Interests	Investments	Shares	Amount	Equity
Balance at May 2, 2015	—	$—	$—	$—	$—	$726,669	—	$—	$726,669
Net loss						(26,918)			(26,918)
Stock-based compensation expense						953			953
Net change in Barnes & Noble, Inc. Investment						(28,868)			(28,868)
Balance at August 2, 2015 (Spin-Off)	—	—	—	—	—	671,836	—	—	671,836
Net change in Barnes & Noble, Inc. Investment						22,445			22,445
Capitalization at Spin-Off	48,187	482	693,799			(694,281)			—
Stock-based compensation expense			2,017						2,017
Vested equity awards	32	—							—
Shares repurchased for tax withholdings for vested stock awards							2	(21)	(21)
Net income				33,401					33,401
Balance at October 31, 2015	48,219	$482	$695,816	$33,401	$—	$—	2	$(21)	$729,678

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)
Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble” refer to Barnes & Noble, Inc., a Delaware corporation, and its consolidated subsidiaries (other than Barnes & Noble Education, Inc. and its consolidated subsidiaries) unless the context otherwise requires. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. Barnes & Noble College is our only operating subsidiary.
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Prospectus dated July 15, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on that date, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 2, 2015, May 3, 2014 and April 27, 2013 (Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively) and the unaudited condensed consolidated financial statements in our Form 10-Q for the 13 weeks ended August 1, 2015.
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
As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population. During the 26 weeks ended October 31, 2015, we opened 28 stores and closed 9 stores. As of October 31, 2015, we operated 743 stores nationwide.
Separation from Barnes & Noble, Inc.
On February 26, 2015, Barnes & Noble announced plans to Spin-Off its 100% equity interest in our Company. At the time of the Spin-Off on August 2, 2015, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”). Following the Spin-Off, Barnes & Noble did not own any equity interest in us. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. For details related to the Distribution of our Common Stock, see Note 5. Equity and Earnings Per Share.
In connection with the separation from Barnes & Noble, we entered into several agreements that govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation and also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. For additional information related to these agreements, see Note 9. Barnes & Noble, Inc. Transactions.
The results of operations for the 26 weeks ended November 1, 2014 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015 and the results of operations for the 13 weeks ended October 31, 2015 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity (as discussed in Note 2. Summary of Significant Accounting Policies).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by GAAP.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 31, 2015 are not indicative of the results expected for the 52 weeks ending April 30, 2016 (Fiscal 2016). Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters.
As discussed below, the results of operations for the 26 weeks ended November 1, 2014 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015 and the results of operations for the 13 weeks ended October 31, 2015 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.
Stand-alone basis financial statements
The results of operations for the 26 weeks ended November 1, 2014 (i.e. first and second quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016) (collectively referred to as the "stand-alone periods") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.
Our condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our condensed consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us.
All intercompany transactions between us and Barnes & Noble have been included in our condensed consolidated financial statements and are considered to be effectively settled for cash in our condensed consolidated financial statements at the time the Spin-Off became effective. The total net effect of the settlement of these intercompany transactions is reflected in our condensed consolidated statements of cash flow as a financing activity and in our condensed consolidated balance sheets as “Parent company investment.”
The condensed consolidated financial statements for the stand-alone periods include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Management believes the assumptions underlying our condensed consolidated financial statements, including the assumptions regarding the allocation of general corporate expenses from Barnes & Noble were reasonable.
Nevertheless, our condensed consolidated financial statements for these stand-alone periods may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company and may not reflect our consolidated results of operations, financial position and cash flows had we operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. As discussed below, following the Spin-Off on August 2, 2015, we began to perform these functions using our own resources or contracted services, certain of which may be provided by Barnes & Noble during a transitional period pursuant to the Transition Services Agreement (as defined in Note 9. Barnes & Noble, Inc. Transactions).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

Consolidated basis financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 weeks ended October 31, 2015 (i.e. second quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Note 9. Barnes & Noble, Inc. Transactions.
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Revenue Recognition
Revenue from sales of our products at physical locations is recognized at the time of sale. Revenue from sales of products ordered through our websites is recognized upon delivery and receipt of the shipment by our customers. Sales taxes collected from our customers are excluded from reported revenues. All of our sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. We do not treat any promotional offers as expenses.
We rent both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue from the rental of digital textbooks is recognized at time of sale. A software feature is imbedded within the content of our digital textbooks, such that upon expiration of the rental term the customer is no longer able to access the content. While the digital rental allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer our performance obligation is complete. We offer a buyout option to allow the purchase of a rented book at the end of the rental period. We record the buyout purchase when the customer exercises and pays the buyout option price. In these instances, we would accelerate any remaining deferred rental revenue at the point of sale.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

Note 3. Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are required to adopt this standard in the first quarter of fiscal 2018. This standard will impact the classification of current deferred income taxes on our condensed consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") to simplify the accounting for measurement-period adjustments resulting from business combinations. The amendments in this update eliminate the requirement to retrospectively account for measurement-period adjustments. Instead, these adjustments will be recognized in the period the adjustment amount is determined. We are required to adopt this standard in the first quarter of fiscal 2017, but have early adopted this standard during this quarter as permitted. Adoption of this standard will impact our condensed consolidated financial statements to the extent adjustments to provisional amounts recorded for future acquisitions are determined subsequent to the period the acquisition is originally reported.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in this update state that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard during the first quarter of fiscal 2016 as permitted. This standard does not have an impact on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) to simplify the accounting for cloud computing arrangements. The amendments in this update requires that if a cloud computing arrangement includes a software license, then a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We are required to adopt this standard in the first quarter of fiscal 2017 and early adoption is permitted. We are currently evaluating this standard to determine the impact of adoption on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We are required to adopt ASU 2015-03 in the first quarter of fiscal 2017, but have early adopted this standard during the first quarter of fiscal 2016 as permitted. As discussed in Note 7. Credit Facility, debt issuance costs related to the New Credit Facility have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the New Credit Facility.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2019 and early adoption is permitted. The guidance permits

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our condensed consolidated financial statements.
Note 4. Segment Reporting
We identified our operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker interacts with other members of management. We have determined that we operate within a single reportable segment, which is entirely within the United States.
Note 5. Equity and Earnings Per Share
Equity
On February 26, 2015, Barnes & Noble announced plans to Spin-Off its 100% equity interest in our Company by distributing all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”).
On July 14, 2015, Barnes & Noble approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of our common stock to Barnes & Noble’s existing stockholders. The pro-rata dividend was made on August 2, 2015 to the Barnes & Noble stockholders of record (as of July 27, 2015). Each Barnes & Noble stockholder of record received a distribution of 0.632 shares of our common stock for each share of Barnes & Noble common stock held on the record date. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. Following the Spin-Off, Barnes & Noble does not own any equity interest in us.
Following the Spin-Off on August 2, 2015, our authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of August 2, 2015, 48,186,900 shares of our Common Stock and 0 shares of our preferred stock were issued and outstanding. Our Common Stock began to trade on a “when-issued” basis on the NYSE under the symbol “BNED WI” beginning on July 23, 2015. On August 3, 2015, when-issued trading of our Common Stock ended, and our Common Stock began “regular-way” trading under the symbol “BNED.”
We do not intend to pay dividends on our Common Stock in the foreseeable future. The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders of shares of our Common Stock do not have cumulative voting rights in the election of directors. The holders of our Common Stock will be entitled to share ratably in our assets legally available for distribution to our stockholders, subject to subject to the prior distribution rights of preferred stock, if any, then outstanding. The holders of our Common Stock do not have preemptive rights or preferential rights to subscribe for shares of our capital stock.
During the quarter, 2,409,345 shares of Common Stock were reserved for future grants, in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Note 11. Stock-Based Compensation.
Earnings Per Share
For periods prior to the Spin-Off from Barnes & Noble on August 2, 2015, basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble common stock outstanding as of the end of the period, adjusted for the distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble common stock held on the record date for the Spin-Off.
For periods prior to the Spin-Off, diluted earnings per share and weighted-average diluted shares outstanding reflect potential common shares from Barnes & Noble equity plans in which our employees participated. Certain of our employees held restricted stock units and stock options granted by Barnes & Noble which were considered participating securities.

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 and 26 weeks ended October 31, 2015 and November 1, 2014, no shares were excluded from the diluted earnings per share calculation using the two-class method as they were not antidilutive.
The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator for basic earnings per share:
Net income	$33,401	$36,951	$6,483	$10,738
Accretion of dividends on preferred stock	—	(443)	—	(885)
Less allocation of earnings and dividends to participating securities	(22)	(944)	(26)	(255)
Net income available to common shareholders	$33,379	$35,564	$6,457	$9,598

Numerator for diluted earnings per share:
Net income available to common shareholders	$33,379	$35,564	$6,457	$9,598
Accretion of dividends on preferred stock (a)	—	—	—	—
Allocation of earnings and dividends to participating securities	22	944	26	255
Less diluted allocation of earnings and dividends to participating securities	(22)	(943)	(26)	(255)
Net income available to common shareholders	$33,379	$35,565	$6,457	$9,598

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	48,207	37,505	44,816	37,471

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	48,207	37,505	44,816	37,471
Average dilutive restricted stock units	355	—	178	—
Average dilutive options	—	39	29	33
Diluted weighted average shares of Common Stock	48,562	37,544	45,023	37,504

Earnings per share of Common Stock:
Basic	$0.69	$0.95	$0.14	$0.26
Diluted	$0.69	$0.95	$0.14	$0.26

(a)
Although the Company was in a net income position for the 13 and 26 weeks ended November 1, 2014, the dilutive effect of the accretion of preferred membership interests were excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

Note 6. Fair Values of Financial Instruments
In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair values of cash and cash equivalents, receivables accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1.
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
As of October 31, 2015, we had no outstanding borrowings under the New Credit Facility. During the 26 weeks ended October 31, 2015, we borrowed and repaid $8,700 under the New Credit Facility. As of October 31, 2015, we have issued $3,567 in letters of credit under the facility.
We incurred debt issuance costs totaling $3,251 related to the New Credit Facility. As permitted under ASU No. 2015-15, the debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the credit agreement.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Loan Parties’ cash.
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
Note 8. Supplementary Information
Other Long-Term Liabilities
Other long-term liabilities consist primarily of tax liabilities related to the long-term tax payable associated with the LIFO reserve and deferred management service agreement costs related to college and university contracts, which we account for under lease accounting (as deferred rent). We provide for minimum contract expense (rent expense) over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of school allowances) is classified as deferred rent. We had the following long-term liabilities at October 31, 2015, November 1, 2014 and May 2, 2015:

	October 31, 2015	November 1, 2014	May 2, 2015
Tax liabilities and reserves	$63,459	$58,478	$63,673
Deferred rent	4,255	3,089	4,082
Other	1,871	159	1,733
Total other long-term liabilities	$69,585	$61,726	$69,488
As a result of an immaterial balance sheet error correction, during the first quarter of fiscal 2016, we increased other long-term liabilities and decreased Parent company investment by $58,298 and $63,459 for the periods ended as of November 1, 2014 and May 2, 2015, respectively. This correction related to the long-term tax payable associated with the LIFO reserve which was previously deemed contributed to Parent company capital as an intercompany liability, along with other income tax liabilities associated with our operations. The liability should not have been deemed contributed as the long-term obligation to the tax authority is required to stay with Barnes & Noble Education, Inc. as that entity would be legally obligated to pay that amount if required. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes. Management has assessed both quantitative and qualitative factors discussed in ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, earnings per share or amounts reported in the statement of cash flows for any prior period financial statements.
Note 9. Barnes & Noble, Inc. Transactions
Our History with Barnes & Noble, Inc.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

On January 22, 2013, Pearson Education, Inc. (“Pearson”) acquired a 5% non-controlling preferred membership interest in NOOK Media, received warrants to purchase an additional preferred membership interest in NOOK Media and entered into a commercial agreement with NOOK Media relating to the college business. See Pearson Investment below.
On December 4, 2014, we re-acquired Microsoft’s interest in NOOK Media in exchange for cash and common stock of Barnes & Noble. On December 22, 2014, we also re-acquired Pearson’s interest in NOOK Media and related warrants previously issued to Pearson in exchange for cash and common stock of Barnes & Noble. As a result of these transactions, Barnes & Noble owned 100% of our Company prior to the Spin-Off. See Microsoft Investment below.
In February 2015, we changed our name from NOOK Media Inc. to Barnes & Noble Education, Inc. and NOOK Media’s name to B&N Education, LLC.
On May 1, 2015, we distributed to Barnes & Noble all of the membership interests in NOOK Digital LLC (formerly known as barnesandnoble.com llc), which owns the NOOK digital business and which will continue to be owned by Barnes & Noble. At such time, we ceased to own any interest in the NOOK digital business. These condensed consolidated financial statements retroactively reflect the reorganization of NOOK Media Inc. as described above.
On February 26, 2015, Barnes & Noble announced plans to Spin-Off its 100% equity interest in our Company. At the time of the Spin-Off on August 2, 2015, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”). Following the Spin-Off, Barnes & Noble does not own any equity interest in us. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company.
Microsoft Investment
On April 27, 2012, Barnes & Noble entered into an investment agreement pursuant to which Barnes & Noble transferred to NOOK Media its digital device, digital content and college bookstore businesses. On October 4, 2012, Morrison Investment Holdings, Inc. (“Morrison”), a subsidiary of Microsoft Corporation (“Microsoft”), acquired a 17.6% non-controlling preferred membership interest in NOOK Media. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft relating to the digital and college businesses investment.
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
Allocation of General Corporate Expenses from Barnes & Noble Prior to Spin-Off
The results of operations for the 26 weeks ended November 1, 2014 (i.e. first and second quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016) (collectively referred to as the "stand-alone periods") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

Our condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our condensed consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us.
All intercompany transactions between us and Barnes & Noble have been included in our condensed consolidated financial statements and are considered to be effectively settled for cash in our condensed consolidated financial statements at the time the Spin-Off became effective. The total net effect of the settlement of these intercompany transactions was reflected in our condensed consolidated statements of cash flow as a financing activity and in our condensed consolidated balance sheets as “Parent company investment.”
The condensed consolidated financial statements for the stand-alone periods include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Following the Spin-Off on August 2, 2015, we began to perform these functions using our own resources or contracted services, certain of which may be provided by Barnes & Noble during a transitional period pursuant to the Transition Services Agreement.
Direct Costs Incurred Related to On-going Agreements with Barnes & Noble After the Spin-Off
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 weeks ended October 31, 2015 (i.e. second quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements.
In connection with the separation from Barnes & Noble, we entered into a Separation and Distribution Agreement with Barnes & Noble on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including inventory purchases, employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. These agreements include the following:

•
a Separation and Distribution Agreement that set forth Barnes & Noble’s and our agreements regarding the principal actions that both parties took in connection with the Spin-Off and aspects of our relationship following the Spin-Off. The term of the agreement is perpetual after the Distribution date.;

•
a Transition Services Agreement pursuant to which Barnes & Noble agreed to provide us with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of our costs for these services. The agreement will expire and services under it will cease no later than two years following the Distribution date or sooner in the event we no longer require such services.;

•
a Tax Matters Agreement governs the respective rights, responsibilities and obligations of Barnes & Noble and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The agreement will expire after two years following the Distribution date.;

•
an Employee Matters Agreement with Barnes & Noble addressing employment, compensation and benefits matters including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off. The agreement will expire and services under it will cease when we no longer require such services.; and

•
a Trademark License Agreement pursuant to which Barnes & Noble grants us an exclusive license in certain licensed trademarks and a non-exclusive license in other licensed trademarks. The term of the agreement is perpetual after the Distribution date.

A description of the material terms and conditions of these agreements can be found in the Prospectus dated July 15, 2015 and filed with the SEC on that date. The descriptions of the Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and Trademark License Agreement are qualified in their entirety by reference to the full text of the Transition

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

Services Agreement, Tax Matters Agreement, Employee Matters Agreement and Trademark License Agreement, which are attached as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Current Report on Form 8-K dated August 2, 2015 and filed with the SEC on August 3, 2015. The description of the Separation and Distribution Agreement is qualified in its entirety by reference to the full text of the Separation and Distribution Agreement, which is attached as Exhibit 2.1 to the Quarterly Report on Form 10-Q dated August 1, 2015 and filed with the SEC on September 10, 2015.
Summary of Transactions with Barnes & Noble
During the 13 weeks ended October 31, 2015 (i.e. second quarter of fiscal 2016), we were billed $9,663 for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and occupancy and selling, general and administrative expense in the condensed consolidated statement of income.
During the 26 weeks ended November 1, 2014 (i.e. first and second quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016), we were allocated $24,238 and $13,321, respectively, of general corporate expenses incurred by Barnes & Noble and purchases of inventory which are included as cost of sales and occupancy and selling, general and administrative expense in the condensed consolidated statement of income. For information related to allocated stock-based compensation expense, see Note 11. Stock-Based Compensation.
As of October 31, 2015, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above was $10,453 and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. As of November 1, 2014, amounts due from Barnes & Noble, Inc. related to intercompany loans, net of corporate allocations, income taxes, and purchases of inventory was $49,367 and is included in Parent Company Investment in the condensed consolidated balance sheet.

Note 10. Employees’ Defined Contribution Plan
Prior to the Spin-Off on August 2, 2015, Barnes & Noble sponsored the defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our employees. Total contributions charged to employee benefit expenses for the Savings Plan prior to the Spin-Off were based on amounts allocated to us on the basis of direct usage. See Note 9. Barnes & Noble, Inc. Transactions.
Subsequent to the Spin-Off, we established a 401(k) plan and Barnes & Noble transfered to it the 401(k) plan assets relating to the account balances of our employees. Additionally, we are responsible for employer contributions to the Savings Plan and fund the contributions directly.
Total contributions charged to employee benefit expenses for the Savings Plan were $1,020 and $897 during the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $2,295 and $2,024 during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively.
Note 11. Stock-Based Compensation
Prior to the Spin-Off, certain of our employees were eligible to participate in Barnes & Noble equity plans pursuant to which they were granted awards of Barnes & Noble common stock. The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.
During the 13 weeks ended October 31, 2015, 2,409,345 shares of our Common Stock were reserved for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU") and performance awards. Currently, outstanding awards are not based on performance and are based solely on continued service. We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended October 31, 2015, we granted the following awards:

•
Barnes & Noble RSU awards held by our employees (or transfered employees) were converted to 877,426 shares of our RSUs with substantially the same vesting schedule as the forfeited awards. Compensation expense for these awards will continue to be recognized ratably over the remaining term of the unvested awards of approximately two years;

•	27,272 BNED RS awards were granted to former Barnes & Noble BOD members involved in the Spin-Off transaction. The awards vested during the 13 weeks ended October 31, 2015;

•	793,126 BNED RSU awards were granted to employees in accordance with Equity Incentive Plan;

•	46,080 BNED RS awards were granted to the current BOD members for annual director compensation with a one year vesting period in accordance with Equity Incentive Plan.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Restricted Stock Expense	$460	$69	$540	$146
Restricted Stock Units Expense	1,557	1,381	2,310	2,284
Stock Option Expense	—	422	120	474
Stock-Based Compensation Expense	$2,017	$1,872	$2,970	$2,904
Total unrecognized compensation cost related to unvested awards as of October 31, 2015 was $14,379 and is expected to be recognized over a weighted-average period of 2.3 years.
Note 12. Income Taxes
We recorded an income tax expense of $25,558 on pre-tax income of $58,959 during the 13 weeks ended October 31, 2015, which represented an effective income tax rate of 43.4% and an income tax expense of $28,451 on pre-tax income of $65,402 during the 13 weeks ended November 1, 2014, which represented an effective income tax rate of 43.5%.
We recorded an income tax expense of $4,233 on pre-tax income of $10,716 during the 26 weeks ended October 31, 2015, which represented an effective income tax rate of 39.5% and an income tax expense of $8,153 on pre-tax income of $18,891 during the 26 weeks ended November 1, 2014, which represented an effective income tax rate of 43.2%.
The income tax provision for the 13 and 26 weeks ended October 31, 2015 reflects the impact of federal and state income taxes imposed upon income from operations, decreased by the impact of favorable state law and tax rate changes, partially offset by the impact of certain non-deductible expenses.
Note 13. Legal Proceedings
We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our condensed consolidated financial position or results of operations.

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
We build relationships and derive sales by actively engaging and marketing to over 5 million students and their faculty on the campuses we serve and offer a full assortment of items in our campus stores, including course materials consisting of new and used print textbooks and digital textbooks available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. We are a multi-channel marketer and operate school-branded e-commerce sites for each store, allowing students and faculty to purchase textbooks, course materials and other products online.
We provide direct access to a large and well-educated demographic group, enabling us to build relationships with students throughout their college years and beyond. We also expect to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. We are in a unique market position to benefit from this trend given our full suite of services: bookstore management, textbook rental and digital delivery. We are making further investments in our college business, including the recent launch of Yuzu®, our developing digital education platform that provides access to a wide range of rich, engaging content, including digital textbooks and select consumer titles applicable to the higher education market. We believe higher education provides a long-term growth opportunity, both organically by adding additional bookstores to our outsourcing model and also through strategic acquisition and merger activity.
As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population. During the 26 weeks ended October 31, 2015, we opened 28 stores and closed 9 stores. As of October 31, 2015, we operated 743 stores nationwide.
Separation from Barnes & Noble, Inc.
For information on our separation from Barnes & Noble, Inc. see Item 1. Financial Statements — Note 1. Organization.
On-going Agreements with Barnes & Noble, Inc.
For information on our on-going agreements with Barnes & Noble, Inc. see Item 1. Financial Statements — Note 9. Barnes & Noble, Inc. Transactions.
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
Segment
We identified our operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker interacts with other members of management. We have determined that we operate within a single reportable segment, which is entirely within the United States.
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
Trends and Other Factors Affecting Our Business
Our business is dependent on the overall economic environment, college enrollment and consumer spending patterns. Our business is affected by funding levels at colleges and universities and by changes in enrollments at colleges and universities, changes in student enrollments and spending on textbooks and general merchandise.
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
Occupancy costs, which are included in cost of sales and occupancy costs and primarily consist of the payments we make to the colleges and universities to operate their official bookstores, have generally increased as a percentage of sales as a result of increased competition for renewals and new store contracts.
Selling and administrative expenses have generally increased primarily as a result of our continuing investments in Yuzu®, our digital education platform and increased infrastructure costs to support growth and costs associated with being an independent publicly-traded company.
Elements of Results of Operations
Our condensed consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as executive oversight, merchandising, field support, finance, human resources, benefits, training, legal and information technology, as well as our investments in Yuzu®.

As discussed below, the results of operations for the 26 weeks ended November 1, 2014 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 1, 2015 and the results of operations for the 13 weeks ended October 31, 2015 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.
Stand-alone financial statements
The results of operations for the 26 weeks ended November 1, 2014 (i.e. first and second quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016) (collectively referred to as the "stand-alone periods") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.
Our condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our condensed consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us.
All intercompany transactions between us and Barnes & Noble have been included in our condensed consolidated financial statements and are considered to be effectively settled for cash in our condensed consolidated financial statements at the time the Spin-Off became effective. The total net effect of the settlement of these intercompany transactions was reflected in our condensed consolidated statements of cash flow as a financing activity and in our condensed consolidated balance sheets as “Parent company investment.”
The condensed consolidated financial statements for the stand-alone periods include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Management believes the assumptions underlying our condensed consolidated financial statements, including the assumptions regarding the allocation of general corporate expenses from Barnes & Noble were reasonable.
Nevertheless, our condensed consolidated financial statements for these stand-alone periods may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company and may not reflect our consolidated results of operations, financial position and cash flows had we operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. As discussed below, following the Spin-Off on August 2, 2015, we began to perform these functions using our own resources or contracted services.
Consolidated financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 weeks ended October 31, 2015 (i.e. second quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements.
Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Item 1. Financial Statements — Note 9. Barnes & Noble, Inc. Transactions.

Results of Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales:
Product sales and other	$684,006	$678,905	$902,722	$885,093
Rental income	71,858	72,797	92,125	92,350
Total sales	$755,864	$751,702	$994,847	$977,443
Net income	$33,401	$36,951	$6,483	$10,738
EBITDA (Non-GAAP) (a)	$72,682	$77,924	$37,542	$43,962
Comparable store sales (decrease) increase (b)	(3.0)%	0.4%	(1.9)%	(0.2)%
Stores opened	7	11	28	33
Stores closed	—	2	9	19
Number of stores open at end of period	743	714	743	714

(a)	EBITDA is a non-GAAP financial measure. See EBITDA (Non-GAAP) discussion below.

(b)
Comparable store sales increase (decrease) is calculated on a 52-week basis, including sales from stores that have been open for at least 15 months and does not include sales from closed stores for all periods presented.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales of the Company:

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales:
Product sales and other	90.5%	90.3%	90.7%	90.6%
Rental income	9.5	9.7	9.3	9.4
Total sales	100.0	100.0	100.0	100.0
Cost of sales and occupancy:
Product and other cost of sales and occupancy (a)	78.6	78.7	78.9	79.1
Rental cost of sales and occupancy (a)	60.3	60.5	60.7	61.1
Total cost of sales and occupancy	76.8	76.9	77.2	77.4
Gross margin	23.2	23.1	22.8	22.6
Selling and administrative expenses	13.6	12.7	19.0	18.1
Depreciation and amortization	1.7	1.7	2.6	2.6
Operating income	7.9	8.7	1.2	1.9
Interest expense, net	0.1	—	0.1	—
Income before income taxes	7.8	8.7	1.1	1.9
Income tax expense	3.4	3.8	0.4	0.8
Net income	4.4%	4.9%	0.7%	1.1%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

13 and 26 weeks ended October 31, 2015 compared with the 13 and 26 weeks ended November 1, 2014
Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 31, 2015 and November 1, 2014:

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Product sales and other	$684,006	$678,905	$902,722	$885,093
Rental income	71,858	72,797	92,125	92,350
Total Sales	$755,864	$751,702	$994,847	$977,443
Our sales increased $4.2 million, or 0.6%, to $755.9 million during the 13 weeks ended October 31, 2015 from $751.7 million during the 13 weeks ended November 1, 2014. New store openings over the past year increased sales by $34.6 million, partially offset by closed stores, which decreased sales by $4.2 million. Rental income for the 13 weeks ended October 31, 2015 declined by $0.9 million or 1.3%. Rental income was impacted by an increase in our rental deferral of $3.1 million. Excluding the impact of the deferred revenue, rental income increased by $2.2 million or 1.9%.
Comparable store sales decreased 3.0%, or $22.6 million, for the comparable 13 week sales period. Comparable store sales were negatively impacted by student enrollment, specifically in two-year community colleges. Textbook revenue decreased $24.4 million, primarily due to lower new and used textbook sales. This decrease was partially offset by a $2.2 million, or 1.3%, increase in general merchandise sales, primarily due to strong emblematic apparel sales.
Our sales increased $17.4 million, or 1.8%, to $994.8 million during the 26 weeks ended October 31, 2015 from $977.4 million during the 26 weeks ended November 1, 2014. New store openings over the past year increased sales by $45.8 million, partially offset by closed stores, which decreased sales by $6.1 million. Rental income for the 26 weeks ended October 31,2015 declined by $0.2 million or 0.2%. Rental income was impacted by an increase in our rental deferral of $2.5 million. Excluding the impact of the deferred revenue, rental income increased by $2.3 million or 1.8%.
Comparable store sales decreased 1.9%, or $18.9 million, for the comparable 26 week sales period. Comparable store sales were negatively impacted by student enrollment, specifically in two-year community colleges. Textbook revenue decreased $27.9 million, primarily due to lower new and used textbook sales. This decrease was partially offset by a $9.2 million, or 3.5%, increase in general merchandise sales, primarily due to strong emblematic apparel sales.
We added 28 new stores and closed 9 stores during the 26 weeks ended October 31, 2015, ending the period with a total of 743 stores.
Cost of Sales and Occupancy and Gross Margin
The following table summarizes our cost of sales and occupancy for the 13 weeks and 26 weeks ended October 31, 2015 and November 1, 2014:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Related Sales	November 1, 2014	% of Related Sales	October 31, 2015	% of Related Sales	November 1, 2014	% of Related Sales
Product and other cost of sales and occupancy	$537,380	78.6%	$534,137	78.7%	$712,289	78.9%	$700,190	79.1%
Rental cost of sales and occupancy	43,363	60.3%	44,054	60.5%	55,893	60.7%	56,432	61.1%
Total Cost of Sales and Occupancy	$580,743	76.8%	$578,191	76.9%	$768,182	77.2%	$756,622	77.4%

The following table summarizes our gross margin for the 13 weeks and 26 weeks ended October 31, 2015 and November 1, 2014:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
Product and other gross margin	$146,626	21.4%	$144,768	21.3%	$190,433	21.1%	$184,903	20.9%
Rental gross margin	28,495	39.7%	28,743	39.5%	36,232	39.3%	35,918	38.9%
Gross Margin	$175,121	23.2%	$173,511	23.1%	$226,665	22.8%	$220,821	22.6%
Our cost of sales and occupancy decreased as a percentage of sales to 76.8% during the 13 weeks ended October 31, 2015 compared to 76.9% during the 13 weeks ended November 1, 2014. Cost of sales and occupancy as a percentage of sales decreased due to improved textbook margins, partially offset by higher occupancy costs resulting from contract renewals and new store contracts as discussed below:

•
Product and other cost of sales and occupancy decreased (10 basis points), driven primarily by margin improvements (65 basis points), predominately as a result of improved inventory management strategies for used textbooks. Also contributing to the decrease was a favorable sales mix (10 basis points) resulting from higher margin general merchandise increasing as a percentage of sales. These favorable items were partially offset by increased occupancy costs (65 basis points) resulting from contract renewals and new store contracts.

•
Rental cost of sales and occupancy decreased (15 basis points), driven by a favorable rental mix (60 basis points) and margin improvements (15 basis points) resulting primarily from used textbook rentals. These favorable items were partially offset by increased occupancy costs (55 basis points) resulting from contract renewals and new store contracts.

Our gross margin increased $1.6 million, or 0.9%, to $175.1 million during the 13 weeks ended October 31, 2015 from $173.5 million during the 13 weeks ended November 1, 2014. This increase was due to the matters discussed above.
Our cost of sales and occupancy decreased as a percentage of sales to 77.2% during the 26 weeks ended October 31, 2015 compared to 77.4% during the 26 weeks ended November 1, 2014. Cost of sales and occupancy as a percentage of sales decreased due to improved textbook margins, partially offset by higher occupancy costs resulting from contract renewals and new store contracts as discussed below:

•
Product and other cost of sales and occupancy decreased (20 basis points), driven primarily by margin improvements (60 basis points), predominately as a result of improved inventory management strategies for used textbooks. Also contributing to the decrease was a favorable sales mix (20 basis points) resulting from higher margin general merchandise increasing as a percentage of sales. These favorable items were partially offset by increased occupancy costs (60 basis points) resulting from contract renewals and new store contracts.

•
Rental cost of sales and occupancy decreased (45 basis points), driven by a favorable rental mix (75 basis points) and margin improvements (50 basis points) resulting primarily from used textbook rentals. These favorable items were partially offset by increased occupancy costs (80 basis points) resulting from contract renewals and new store contracts.

Our gross margin increased $5.8 million, or 2.6%, to $226.7 million during the 26 weeks ended October 31, 2015 from $220.8 million during the 13 weeks ended November 1, 2014. This increase was due to the matters discussed above.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
Total Selling and Administrative Expenses	$102,439	13.6%	$95,587	12.7%	$189,123	19.0%	$176,859	18.1%
During the 13 weeks ended October 31, 2015, selling and administrative expenses increased $6.9 million, or 7.2%, to $102.4 million from $95.6 million during the 13 weeks ended November 1, 2014. Our selling and administrative expenses increased as a percentage of sales (90 basis points) to 13.6% from 12.7%. The increase was due primarily to higher store payroll and operating expenses, predominately in new stores, (50 basis points), corporate payroll and infrastructure costs to support business growth including incremental costs associated with our separation (25 basis points), and continued investments in Yuzu®, our digital education platform (10 basis points).

During the 26 weeks ended October 31, 2015, selling and administrative expenses increased $12.3 million, or 6.9%, to $189.1 million from $176.9 million during the 26 weeks ended November 1, 2014. Our selling and administrative expenses increased as a percentage of sales (90 basis points) to 19.0% from 18.1%. The increase was due primarily to higher store payroll and operating expenses, predominately in new stores, (60 basis points), corporate payroll and infrastructure costs to support business growth including incremental costs associated with our separation (25 basis points), and continued investments in Yuzu®, our digital education platform (10 basis points).
Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
Total Depreciation and Amortization	$13,169	1.7%	$12,508	1.7%	$26,269	2.6%	$25,052	2.6%
Depreciation and amortization increased $0.7 million, or 5.3%, to $13.2 million during the 13 weeks ended October 31, 2015 from $12.5 million during the 13 weeks ended November 1, 2014. This increase was primarily attributable to additional capital expenditures.
Depreciation and amortization increased $1.2 million, or 4.9%, to $26.3 million during the 26 weeks ended October 31, 2015 from $25.1 million during the 26 weeks ended November 1, 2014. This increase was primarily attributable to additional capital expenditures.
Operating Income

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
Total Operating Income	$59,513	7.9%	$65,416	8.7%	$11,273	1.2%	$18,910	1.9%
Our operating income decreased $5.9 million, or 9.0%, to $59.5 million during the 13 weeks ended October 31, 2015 from $65.4 million during the 13 weeks ended November 1, 2014. This decrease was due to the matters discussed above.
Our operating income decreased $7.6 million, or 40.4%, to $11.3 million during the 26 weeks ended October 31, 2015 from $18.9 million during the 26 weeks ended November 1, 2014. This decrease was due to the matters discussed above.
Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	Effective Rate	November 1, 2014	Effective Rate	October 31, 2015	Effective Rate	November 1, 2014	Effective Rate
Income Taxes	$25,558	43.4%	$28,451	43.5%	$4,233	39.5%	$8,153	43.2%
We recorded income tax expense of $25.6 million during the 13 weeks ended October 31, 2015 compared with income tax expense of $28.5 million during the 13 weeks ended November 1, 2014. Our effective tax rate was 43.4% for the 13 weeks ended October 31, 2015 compared with an effective tax rate of 43.5% during the 13 weeks ended November 1, 2014.
We recorded income tax expense of $4.2 million during the 26 weeks ended October 31, 2015 compared with income tax expense of $8.2 million during the 26 weeks ended November 1, 2014. Our effective tax rate was 39.5% for the 26 weeks ended October 31, 2015 compared with an effective tax rate of 43.2% during the 26 weeks ended November 1, 2014.
The income tax provision for the 13 and 26 weeks ended October 31, 2015 reflects the impact of federal and state income taxes imposed upon income from operations, decreased by the impact of favorable state law and tax rate changes, partially offset by the impact of certain non-deductible expenses.

Net Income

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Income	$33,401	$36,951	$6,483	$10,738
As a result of the factors discussed above, we reported net income of $33.4 million during the 13 weeks ended October 31, 2015, compared with net income of $37.0 million during the 13 weeks ended November 1, 2014.
As a result of the factors discussed above, we reported net income of $6.5 million during the 26 weeks ended October 31, 2015, compared with net income of $10.7 million during the 26 weeks ended November 1, 2014.

EBITDA (Non-GAAP)
To supplement our results prepared in accordance with GAAP, we use the measure of EBITDA, which is a non-GAAP financial measure as defined by the Securities and Exchange Commission (the “SEC”). We define EBITDA as net earnings (loss) plus (1) depreciation and amortization; (2) interest expense and (3) income taxes.
This non-GAAP financial measure is not intended as a substitute for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of this non-GAAP financial measure may be different from an EBITDA measure used by other companies, limiting its usefulness for comparison purposes. EBITDA should not be considered as an alternative to net income as an indicator of our performance or any other measures of performance derived in accordance with GAAP. As noted above, EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. The limitations of EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any requirements for such replacements.
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
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q and the reconciliation from EBITDA to net earnings (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from EBITDA to net earnings (loss) are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
EBITDA	$72,682	$77,924	$37,542	$43,962
Subtract:
Depreciation and amortization	13,169	12,508	26,269	25,052
Interest expense, net	554	14	557	19
Income taxes	25,558	28,451	4,233	8,153
Net income	$33,401	$36,951	$6,483	$10,738

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
On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “New Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below. As of October 31, 2015, we had no outstanding borrowings under the New Credit Facility.
As of October 31, 2015, Other long-term liabilities includes $63.5 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014
Cash and cash equivalents at beginning of period	$59,714	$144,269
Net cash flows provided by operating activities	192,215	187,581
Net cash flows used in investing activities	(27,953)	(30,547)
Net cash flows used in financing activities	(9,695)	(48,387)
Cash and cash equivalents at end of period	$214,281	$252,916
Cash Flow from Operating Activities
Cash flows provided by operating activities during the 26 weeks ended October 31, 2015 were $192.2 million compared to $187.6 million during the 26 weeks ended November 1, 2014. This net change of $4.6 million was primarily due to changes in working capital and changes in deferred tax balances.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction and enhancements to internal systems and our website.
Cash flows used in investing activities during the 26 weeks ended October 31, 2015 were $(28.0) million compared to $(30.5) million during the 26 weeks ended November 1, 2014. Capital expenditures totaled $24.5 million and $24.6 million during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 26 weeks ended October 31, 2015 decreased by $38.7 million compared to the 26 weeks ended November 1, 2014 primarily due to the net change in the Barnes & Noble, Inc. Investment.
Financing Arrangements
Until August 3, 2015, we were party to the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015.
On August 3, 2015, the Company and certain of its subsidiaries from time to time party thereto entered into the Credit Agreement with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million under the New Credit Facility. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility.
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
As of October 31, 2015, we had no outstanding borrowings under the New Credit Facility. During the 13 weeks ended October 31, 2015, we borrowed and repaid $8.7 million under the New Credit Facility. As of October 31, 2015, we have issued $3.6 in letters of credit under the facility.
We incurred debt issuance costs totaling $3.3 million related to the New Credit Facility. As permitted under ASU No. 2015-15, these debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the credit agreement.
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
The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Loan Parties’ cash.
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
Off-Balance Sheet Arrangements
As of October 31, 2015, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
During the first six months of Fiscal 2016, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Prospectus dated July 15, 2015 and filed with the SEC on that date, for additional information relating to the Company’s use of estimates and other critical accounting policies.

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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•	challenges to running our company independently from Barnes & Noble now that the Spin-Off has been completed;

•	the potential adverse impact on our business resulting from the Spin-Off;

•	general competitive conditions, including actions our competitors may take to grow their businesses;

•	trends and challenges to our business and in the locations in which we have stores;

•	decisions by colleges and universities to outsource their bookstore operations or change the operation of their bookstores;

•	non-renewal of contracts;

•	the general economic environment and consumer spending patterns;

•	a decline in college enrollment or decreased funding available for students;

•	decreased consumer demand for our products, low growth or declining sales;

•	disruptions to our computer systems, data lines, telephone systems or supply chain, including the loss of suppliers;

•	changes to payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	risks associated with data privacy, information security and intellectual property;

•	work stoppages or increases in labor costs;

•	our ability to attract and retain employees;

•	possible increases in shipping rates or interruptions in shipping service, effects of competition;

•	obsolete or excessive inventory;

•	product shortages;

•	our ability to successfully implement our strategic initiatives;

•	the performance of our online, digital and other initiatives, including possible delays in the deployment of, and further enhancements to, Yuzu® and any future higher education digital products;

•	technological changes;

•	risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend;

•	higher-than-anticipated store closings;

•	changes in law or regulation;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in this Form 10-Q.
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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. We record a liability when we believe that it is both probable that a loss has been incurred and the amount of loss can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of any pending or threatened legal proceedings to which we or any of our subsidiaries are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations or cash flows.
The litigation matter described below is the only material legal proceeding in which we are currently involved. Under the Separation Agreement, Barnes & Noble is obligated to indemnify us against any expenses and liabilities incurred in connection with the matter; consequently, we do not expect an adverse outcome to this litigation to adversely impact our financial condition, results of operations or cash flows.
Adrea LLC v. Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly Nook Media LLC):
On June 14, 2013, Adrea LLC (“Adrea”) filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (collectively, “B&N”) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851 (the “’851 patent”), 7,299,501 (the “’501 patent”) and 7,620,703 (the “’703 patent”). B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Discovery was commenced and completed and summary judgment motions were filed. On July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims. Beginning October 7, 2014, through and including October 22, 2014, the case was tried before a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ‘851 patent, and infringement with respect to the ‘501 patent and ‘703 patent. It awarded damages in the amount of $1.3 million. The jury further found no willful infringement with respect to any patent.
On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. The Court then heard argument from both parties as to what steps should next occur. After considering the parties’ respective arguments, the Court has decided to first hear post-trial motions on the jury’s infringement and validity determinations, which, if decided in B&N’s favor, would knock out the jury’s findings of liability and damages altogether. The Court heard oral argument on September 28, 2015 and a decision is still pending.

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
The market for course materials, including textbooks and supplemental materials, is intensely competitive and subject to rapid change. We are experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources, including open educational resources; publishers bypassing the bookstore distribution channel by selling directly to students and educational institutions; print-on-demand textbooks; textbook rental companies; and student-to-student transactions over the Internet. We also have competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores, which recently acquired Nebraska Book Company, a contract operator of on-campus and off-campus bookstores; Amazon.com, an e-commerce operator and a provider of contract services to colleges and universities; BBA Solutions, a college textbook retailer; Chegg.com, an online textbook rental company; CourseSmart, a digital course materials provider; Akademos, a virtual bookstore and marketplace for academic institutions; Rafter, a course materials management solution for higher educational institutions; bn.com, the e-commerce platform of Barnes & Noble; MBS Direct, an online bookstore provider; providers of eTextbooks, such as Apple iTunes, CourseSmart, Blackboard, Rafter and Google; and various private textbook rental websites. In addition, Amazon, Akademos and Rafter have recently begun to develop relationships with colleges and universities to provide online bookstore solutions. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model.
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
Our business involves the receipt, storage, processing and transmission of personal information about customers and employees. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. Also, in connection with our student financial aid platform and the processing of university debit cards, we secure and have access to certain student personal information that has been provided to us by the universities we serve. Our handling and use of personal information is regulated at the international, federal and state levels and by industry standards, such as the Payment Card Industry Data Security Standard. As an entity that provides services to institutions of higher education, we are contractually bound to handle certain personal information from student education records in accordance with the requirements of The Family Educational Rights and Privacy Act (“FERPA”). Privacy and information security laws, regulations, and industry standards change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes and may be difficult to achieve. If we fail to comply with these laws, regulations and standards, we could be subjected to legal risk. In addition, even if we fully comply with all laws, regulations and standards and even though we have taken significant steps to protect personal information, we could experience a data security breach, and our reputation could be damaged, possibly resulting in a material breach of contract with one or more of our clients, lost future sales or decreased usage of credit and debit card products. Further, in the event that we disclose student information in violation of FERPA, the U.S. Department of Education could require a client to suspend our access to their student information for at least five years. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or affect investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.
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
We believe that, as an independent publicly-traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, following our separation from Barnes & Noble, we may be more susceptible to market fluctuations and have less leverage with suppliers, and we may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the Spin-Off.
In the past, Barnes & Noble provided us with various corporate services. Following the Spin-Off, Barnes & Noble has no obligation to provide us with assistance other than the transition services described under “Certain Relationships and Related Party Transactions—Agreements with Barnes & Noble” in our Prospectus dated July 15, 2015 and filed with SEC on that date. These services do not include every service that we have received from Barnes & Noble in the past, and Barnes & Noble is only obligated to provide these services for limited periods from the date of the Spin-Off. Accordingly, we now need to provide internally or obtain from unaffiliated third parties the services we previously received from Barnes & Noble prior to the Spin-Off. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Barnes & Noble. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.
We have limited operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly-traded company and may not be a reliable indicator of our future results.
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
Some of our contracts contain provisions that require the consent of third parties to the Spin-Off. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these contracts in the future.
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
Risks Relating to our Common Stock and the Securities Market
An active trading market for our Common Stock may not develop or be sustained. Our stock price may fluctuate significantly.
There was no public market for our Common Stock prior to August 3, 2015, consequently there is limited trading history in our Common Stock. An active trading market for the Common Stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.
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
Furthermore, our business profile and market capitalization may not fit the investment objectives of some Barnes & Noble stockholders and, as a result, these Barnes & Noble stockholders may have sold, and may continue to sell their shares of our Common Stock. Low trading volume for our Common Stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility.
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
Your percentage ownership in the Company may be diluted in the future because of equity awards that we expect to grant to our directors, officers and other employees. We have an incentive plan that provides for the grant of Common Stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.
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

Item 6.    Exhibits

2. 1†
Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc., filed as Exhibit 2.1 to Report on Form 10-Q filed with the SEC on September 10, 2015, and incorporated herein by reference.

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

10. 1†
Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.2†
Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.3†
Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.3 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.4†
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.5†
Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble Education, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto, filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

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
December 9, 2015

EXHIBIT INDEX

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