Form 10-Q
period 2016-01-30
Barnes & Noble Education, Inc.
filed 2016-03-09
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 2, 2016, 47,401,667 shares of Common Stock, par value $0.01 per share, were outstanding.

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
The results of operations for the 39 weeks ended January 31, 2015 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015, and the results of operations for the 26 weeks ended January 30, 2016 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 30, 2016

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Sales:
Product sales and other	$457,126	$461,059	$1,359,848	$1,346,152
Rental income	61,297	60,495	153,422	152,845
Total sales	518,423	521,554	1,513,270	1,498,997
Cost of sales and occupancy:
Product and other cost of sales and occupancy	361,030	362,740	1,073,319	1,062,930
Rental cost of sales and occupancy	36,753	37,192	92,646	93,624
Total cost of sales and occupancy	397,783	399,932	1,165,965	1,156,554
Gross profit	120,640	121,622	347,305	342,443
Selling and administrative expenses	98,010	94,694	287,133	271,553
Depreciation and amortization	13,081	12,583	39,350	37,635
Impairment loss (non-cash)	11,987	—	11,987	—
Operating (loss) income	(2,438)	14,345	8,835	33,255
Interest expense, net	711	30	1,268	49
(Loss) income before income taxes	(3,149)	14,315	7,567	33,206
Income tax expense	454	5,665	4,687	13,818
Net (loss) income	$(3,603)	$8,650	$2,880	$19,388
Other comprehensive earnings, net of tax	—	—	—	—
Total comprehensive (loss) income	$(3,603)	$8,650	$2,880	$19,388

(Loss) Earnings per share of Common Stock:
Basic	$(0.07)	$0.09	$0.06	$0.34
Diluted	$(0.07)	$0.09	$0.06	$0.34
Weighted average shares of Common Stock outstanding:
Basic	48,088	38,924	45,907	37,955
Diluted	48,088	38,970	46,173	37,998
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 30, 2016	January 31, 2015	May 2, 2015
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$126,909	$174,620	$59,714
Receivables, net	183,133	188,477	76,551
Merchandise inventories, net	542,489	462,062	297,424
Textbook rental inventories	65,757	69,726	47,550
Prepaid expenses and other current assets	5,754	3,438	4,625
Short-term deferred tax assets, net	24,323	26,871	24,358
Total current assets	948,365	925,194	510,222
Property and equipment:
Buildings and leasehold improvements	167,280	152,817	149,065
Fixtures and equipment	354,797	328,779	335,403
	522,077	481,596	484,468
Less accumulated depreciation and amortization	408,573	376,863	376,911
Net property and equipment	113,504	104,733	107,557
Goodwill	274,070	274,070	274,070
Intangible assets, net	190,549	200,753	198,190
Other noncurrent assets	33,635	34,548	39,885
Total assets	$1,560,123	$1,539,298	$1,129,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$507,731	$492,200	$170,101
Accrued liabilities	199,655	190,794	97,575
Total current liabilities	707,386	682,994	267,676
Long-term deferred taxes, net	64,154	71,463	66,091
Other long-term liabilities	69,937	62,670	69,488
Total liabilities	841,477	817,127	403,255
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred membership interests	—	—	—
Parent company investment	—	722,171	726,669
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 48,294, 0 and 0 shares, respectively; outstanding, 47,346, 0 and 0 shares, respectively	483	—	—
Additional paid-in capital	697,662	—	—
Retained earnings	29,798	—	—
Treasury stock, at cost	(9,297)	—	—
Total stockholders' equity	718,646	722,171	726,669
Total liabilities and stockholders' equity	$1,560,123	$1,539,298	$1,129,924
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$2,880	$19,388
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	39,350	37,635
Amortization of deferred financing costs	325	—
Impairment loss (non-cash)	11,987	—
Deferred taxes	(1,902)	(8,472)
Stock-based compensation expense	4,817	3,811
Increase in other long-term liabilities	449	1,517
Changes in other operating assets and liabilities, net	68,038	66,640
Net cash flows provided by operating activities	125,944	120,519
Cash flows from investing activities:
Purchases of property and equipment	(37,663)	(35,107)
Net increase in other noncurrent assets	(2,115)	(4,396)
Net cash flows used in investing activities	(39,778)	(39,503)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	(6,423)	25,510
Acquisition of Preferred Membership Interests	—	(76,175)
Proceeds from borrowings on Credit Facility	60,600	—
Repayments of borrowings on Credit Facility	(60,600)	—
Payment of deferred financing costs	(3,251)	—
Purchase of treasury shares	(9,297)	—
Net cash flows used in financing activities	(18,971)	(50,665)
Net increase in cash and cash equivalents	67,195	30,351
Cash and cash equivalents at beginning of period	59,714	144,269
Cash and cash equivalents at end of period	$126,909	$174,620
Changes in other operating assets and liabilities, net:
Receivables, net	$(106,582)	$(149,476)
Merchandise inventories	(245,064)	(186,716)
Textbook rental inventories	(18,207)	(22,664)
Prepaid expenses and other current assets	(1,875)	684
Accounts payable and accrued liabilities	439,766	424,812
Changes in other operating assets and liabilities, net	$68,038	$66,640
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional		Preferred	Parent
	Common Stock		Paid-In	Retained	Membership	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Interests	Investment	Shares	Amount	Equity
Balance at May 3, 2014	—	$—	$—	$—	$383,397	$366,240	—	$—	$749,637
Net income						19,388			19,388
Net change in Barnes & Noble, Inc. Investment						25,510			25,510
Stock-based compensation expense						3,811			3,811
Accretive dividend on preferred stockholders					6,077	(6,077)			—
Acquisition of preferred membership interests					(389,474)	313,299			(76,175)
Balance at January 31, 2015	—	$—	$—	$—	$—	$722,171	—	$—	$722,171

			Additional		Preferred	Parent
	Common Stock		Paid-In	Retained	Membership	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Interests	Investment	Shares	Amount	Equity
Balance at May 2, 2015	—	$—	$—	$—	$—	$726,669	—	$—	$726,669
Net loss						(26,918)			(26,918)
Stock-based compensation expense						953			953
Net change in Barnes & Noble, Inc. Investment						(28,868)			(28,868)
Balance at August 2, 2015 (Spin-Off)	—	—	—	—	—	671,836	—	—	671,836
Net change in Barnes & Noble, Inc. Investment						22,445			22,445
Capitalization at Spin-Off	48,187	482	693,799			(694,281)			—
Stock-based compensation expense			3,864						3,864
Vested equity awards	107	1	(1)						—
Common stock repurchased							907	(8,701)	(8,701)
Shares repurchased for tax withholdings for vested stock awards							41	(596)	(596)
Net income				29,798					29,798
Balance at January 30, 2016	48,294	$483	$697,662	$29,798	$—	$—	948	$(9,297)	$718,646

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Prospectus dated July 15, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on that date, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 2, 2015, May 3, 2014 and April 27, 2013 (Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively), the unaudited condensed consolidated financial statements in our Form 10-Q for the 13 weeks ended August 1, 2015 and the unaudited condensed consolidated financial statements in our Form 10-Q for the 26 weeks ended October 31, 2015.
Note 1. Organization
Description of Business
We are one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services. We create and operate campus stores that are focal points for college life and learning, enhancing the educational mission of the institution, enlivening campus culture and delivering an important revenue stream to our partner schools. We typically operate our stores under multi-year management service agreements granting us the right to operate the official school bookstore on campus. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee.
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
As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population. During the 39 weeks ended January 30, 2016, we opened 34 stores and closed 10 stores. As of January 30, 2016, we operated 748 stores nationwide.
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
The results of operations for the 39 weeks ended January 31, 2015 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015 and the results of operations for the 26 weeks ended January 30, 2016 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity (as discussed in Note 2. Summary of Significant Accounting Policies).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Strategies
Our primary business strategies include growing our business by increasing market share with new accounts, increasing sales at existing bookstores, growing digital sales and services by expanding our digital platform, and expanding strategic opportunities through acquisitions and partnerships. For an update on recent transactions that support these strategies, see Note 14. Subsequent Events and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 30, 2016 are not indicative of the results expected for the 52 weeks ending April 30, 2016 (Fiscal 2016). Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters.
As discussed below, the results of operations for the 39 weeks ended January 31, 2015 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015 and the results of operations for the 26 weeks ended January 30, 2016 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.
Stand-alone basis financial statements
The results of operations for the 39 weeks ended January 31, 2015 (i.e. first, second and third quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016) (collectively referred to as the "stand-alone periods") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
Consolidated basis financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 26 weeks ended January 30, 2016 (i.e. second and third quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Note 9. Barnes & Noble, Inc. Transactions.
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
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method. Our textbook and trade book inventories are valued using the last-in first out, or “LIFO”, method and the related reserve was not material to the recorded amount of our inventories.
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
Textbook Rental Inventories
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
We rent both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue from the rental of digital textbooks is recognized at time of sale. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the rental term the customer is no longer able to access the content. While the digital rental allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer our performance obligation is complete. We offer a buyout option to allow the purchase of a rented book at the end of the rental period. We record the buyout purchase when the customer exercises and pays the buyout option price. In these instances, we would accelerate any remaining deferred rental revenue at the point of sale.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Research and Development Costs for Software Products
We follow the guidance in Accounting Standards Codification (“ASC”) No. 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding software development costs to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. Our products reach technological feasibility shortly before the products are available for sale and therefore research and development costs are generally expensed as incurred.
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying condensed consolidated balance sheets. As of January 30, 2016, we had $274,070 of goodwill. ASC No. 350-30, Goodwill and Other Intangible Assets ("ASC 350-30"), requires that goodwill be tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.
We completed our annual goodwill impairment test as of the first day of the third quarter of fiscal 2016. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of the step one testing, fair value of the one reporting unit exceeded its carrying value; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.
As of the date of our annual goodwill impairment test, the excess fair value over carrying value was approximately 9%. Goodwill is subject to further risk of impairment if comparable store sales decline, store closings accelerate or digital projections fall short of expectations. Additionally, changes in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.
Note 3. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) ("ASU 2016-01") to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We are required to adopt this standard in the first quarter of fiscal 2020 and early adoption is permitted. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. We are currently evaluating this standard to determine the impact of adoption on our condensed consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are required to adopt this standard in the first quarter of fiscal 2018. This standard will impact the classification of current deferred income taxes on our condensed consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") to simplify the accounting for measurement-period adjustments resulting from business combinations. The amendments in this update eliminate the requirement to retrospectively account for measurement-period adjustments. Instead, these adjustments will be recognized in the period the adjustment amount is determined. We are required to adopt this standard in the first quarter of fiscal 2017, but have early adopted this standard during the second quarter of fiscal 2016 as permitted. Adoption of this standard will impact our condensed consolidated financial statements to the extent adjustments to provisional amounts recorded for future acquisitions are determined subsequent to the period the acquisition is originally reported.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 4. Segment Reporting
We identified our operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. We have determined that we operate within a single reportable segment, which is entirely within the United States.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
We do not intend to pay dividends on our Common Stock in the foreseeable future. The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders of shares of our Common Stock do not have cumulative voting rights in the election of directors. The holders of our Common Stock will be entitled to share ratably in our assets legally available for distribution to our stockholders, subject to the prior distribution rights of preferred stock, if any, then outstanding. The holders of our Common Stock do not have preemptive rights or preferential rights to subscribe for shares of our capital stock.
During the second quarter, 2,409,345 shares of Common Stock were reserved for future grants, in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Note 11. Stock-Based Compensation.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may or may not include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The Common Stock may be repurchased on an ongoing basis. The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended January 30, 2016, we repurchased 906,732 shares for approximately $8,701 at an average cost per share of $9.78.
During the 39 weeks ended January 30, 2016, we also repurchased 40,719 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
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

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 39 weeks ended January 30, 2016 and January 31, 2015, no shares were excluded from the diluted earnings per share calculation using the two-class method as they were not antidilutive.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted (loss) earnings per share calculation:

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Numerator for basic earnings per share:
Net (loss) income	$(3,603)	$8,650	$2,880	$19,388
Accretion of dividends on preferred stock	—	(5,192)	—	(6,077)
Less allocation of earnings to participating securities	—	(83)	(9)	(335)
Net (loss) income available to common shareholders	$(3,603)	$3,375	$2,871	$12,976

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(3,603)	$3,375	$2,871	$12,976
Accretion of dividends on preferred stock (a)	—	—	—	—
Allocation of earnings to participating securities	—	83	9	335
Less diluted allocation of earnings to participating securities	—	(83)	(9)	(334)
Net (loss) income available to common shareholders	$(3,603)	$3,375	$2,871	$12,977

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	48,088	38,924	45,907	37,955

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	48,088	38,924	45,907	37,955
Average dilutive restricted stock units	—	—	247	—
Average dilutive options	—	46	19	43
Diluted weighted average shares of Common Stock	48,088	38,970	46,173	37,998

(Loss) Earnings per share of Common Stock:
Basic	$(0.07)	$0.09	$0.06	$0.34
Diluted	$(0.07)	$0.09	$0.06	$0.34

(a)
Although the Company was in a net income position for the 13 and 39 weeks ended January 31, 2015, the dilutive effect of the accretion of preferred membership interests were excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Note 6. Fair Values of Financial Instruments
In accordance with ASC No. 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair values of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1.
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
As of January 30, 2016, we had no outstanding borrowings under the New Credit Facility. During the 39 weeks ended January 30, 2016, we borrowed and repaid $60,600 under the New Credit Facility. As of January 30, 2016, we have issued $3,567 in letters of credit under the facility.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 8. Supplementary Information
Impairment Loss (non-cash)
During the third and fourth quarters of fiscal 2016, we implemented a plan to restructure our digital operations. For additional information, see Note 14. Subsequent Events. As a result of this restructuring, during the 13 and 39 weeks ended January 30, 2016, we recorded a non-cash impairment loss of $11,987 related to all of the capitalized content costs for the Yuzu® eTextbook platform ($8,987) based on the probability of recoverability of the capitalized content costs, and we recorded a non-recurring other than temporary loss related to an investment held at cost ($3,000), whose fair value has been reduced to $0 based on the financial projections of the investment.
Other Long-Term Liabilities
Other long-term liabilities consist primarily of tax liabilities related to the long-term tax payable associated with the LIFO reserve and deferred management service agreement costs related to college and university contracts, which we account for under lease accounting (as deferred rent). We provide for minimum contract expense (rent expense) over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of school allowances) is classified as deferred rent. We had the following long-term liabilities at January 30, 2016, January 31, 2015 and May 2, 2015:

	January 30, 2016	January 31, 2015	May 2, 2015
Tax liabilities and reserves	$63,459	$58,558	$63,673
Deferred rent	4,662	4,008	4,082
Other	1,816	104	1,733
Total other long-term liabilities	$69,937	$62,670	$69,488
As a result of an immaterial balance sheet error correction, during the first quarter of fiscal 2016, we increased other long-term liabilities and decreased Parent company investment by $58,298 and $63,459 for the periods ended as of January 31, 2015 and May 2, 2015, respectively. This correction related to the long-term tax payable associated with the LIFO reserve which was previously deemed contributed to Parent company capital as an intercompany liability, along with other income tax liabilities associated with our operations. The liability should not have been deemed contributed as the long-term obligation to the tax authority is required to stay with Barnes & Noble Education, Inc. as that entity would be legally obligated to pay that amount if required. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes. Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, earnings per share or amounts reported in the statement of cash flows for any prior period financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
Allocation of General Corporate Expenses from Barnes & Noble Prior to Spin-Off
The results of operations for the 39 weeks ended January 31, 2015 (i.e. first, second and third quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016) (collectively referred to as the "stand-alone periods") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.
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
Direct Costs Incurred Related to On-going Agreements with Barnes & Noble After the Spin-Off
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 26 weeks ended January 30, 2016 (i.e. second and third quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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

A description of the material terms and conditions of these agreements can be found in the Prospectus dated July 15, 2015 and filed with the SEC on that date. The descriptions of the Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and Trademark License Agreement are qualified in their entirety by reference to the full text of the Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and Trademark License Agreement, which are attached as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Current Report on Form 8-K dated August 2, 2015 and filed with the SEC on August 3, 2015. The description of the Separation and Distribution Agreement is qualified in its entirety by reference to the full text of the Separation and Distribution Agreement, which is attached as Exhibit 2.1 to the Quarterly Report on Form 10-Q dated August 1, 2015 and filed with the SEC on September 10, 2015.
Summary of Transactions with Barnes & Noble
During the 26 weeks ended January 30, 2016 (i.e. second and third quarter of fiscal 2016), we were billed $16,834 for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and occupancy and selling, general and administrative expense in the condensed consolidated statement of operations.
During the 39 weeks ended January 31, 2015 (i.e. first, second and third quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016), we were allocated $34,893 and $13,321, respectively, of general corporate expenses incurred by Barnes & Noble and purchases of inventory which are included as cost of sales and occupancy and selling, general and administrative expense in the condensed consolidated statement of operations. For information related to allocated stock-based compensation expense, see Note 11. Stock-Based Compensation.
As of January 30, 2016, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above was $5,476 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets. As of January 31, 2015, amounts due from Barnes & Noble, Inc. related to intercompany loans, net of corporate allocations, income taxes, and purchases of inventory was $3,433 and is included in Parent Company Investment in the condensed consolidated balance sheets.
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
Subsequent to the Spin-Off, we established a 401(k) plan and Barnes & Noble transferred to it the 401(k) plan assets relating to the account balances of our employees. Additionally, we are responsible for employer contributions to the Savings Plan and fund the contributions directly.
Total contributions charged to employee benefit expenses for the Savings Plan were $957 and $840 during the 13 weeks ended January 30, 2016 and January 31, 2015, respectively, and $3,252 and $2,864 during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively.
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
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
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
Since the Spin-Off on August 2, 2015, we have granted the following awards:

•
Barnes & Noble RSU awards held by our employees (or transferred employees) were converted to 877,426 shares of our RSUs with substantially the same vesting schedule as the forfeited awards. Compensation expense for these awards will continue to be recognized ratably over the remaining term of the unvested awards of approximately two years;

•	27,272 BNED RS awards were granted to former Barnes & Noble BOD members involved in the Spin-Off transaction. The awards vested during the 13 weeks ended October 31, 2015;

•	794,126 BNED RSU awards were granted to employees in accordance with Equity Incentive Plan;

•	46,080 BNED RS awards were granted to the current BOD members for annual director compensation with a one year vesting period in accordance with Equity Incentive Plan.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Restricted Stock Expense	$150	$80	$690	$226
Restricted Stock Units Expense	1,697	733	4,007	3,017
Stock Option Expense	—	94	120	568
Stock-Based Compensation Expense	$1,847	$907	$4,817	$3,811
Total unrecognized compensation cost related to unvested awards as of January 30, 2016 was $12,547 and is expected to be recognized over a weighted-average period of 2.1 years.
Note 12. Income Taxes
We recorded an income tax expense of $454 on a pre-tax loss of $(3,149) during the 13 weeks ended January 30, 2016, which represented an effective income tax rate of (14.4)% and an income tax expense of $5,665 on pre-tax income of $14,315 during the 13 weeks ended January 31, 2015, which represented an effective income tax rate of 39.6%.
We recorded an income tax expense of $4,687 on pre-tax income of $7,567 during the 39 weeks ended January 30, 2016, which represented an effective income tax rate of 61.9% and an income tax expense of $13,818 on pre-tax income of $33,206 during the 39 weeks ended January 31, 2015, which represented an effective income tax rate of 41.6%.
The income tax provision for the 13 and 39 weeks ended January 30, 2016 reflects the impact of federal and state income taxes imposed upon income from operations, impacted by the effect of certain non-deductible expenses which was partially offset by favorable state law and tax rate changes. As compared to the 13 and 39 weeks ended January 31,2015, the income tax provision for the 13 and 39 weeks ended January 30, 2016 reflects the non-deductibility of certain amounts referred to in Note 8. Supplementary Information - Impairment Loss (non-cash).
Note 13. Legal Proceedings
We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Note 14. Subsequent Events
In March 2016, the following transactions occurred:

•
We entered into a strategic commercial agreement with Vital Source Technologies, Inc. ("VitalSource"), a part of the Ingram Content Group, and will effectively outsource the Yuzu® eTexbook reading platform. VitalSource has existing relationships with publishers and a very competitive product from a feature and technology perspective. VitalSource will continue to provide an eTextbook experience for Yuzu® users leveraging and utilizing a broad digital library and the product will be branded and marketed to the students and universities as Yuzu®. We expect the transition from Yuzu® to the VitalSource platform will be seamless for students and faculty.

•
We completed the purchase of substantially all of the assets of LoudCloud Systems, Inc. (“LoudCloud”). LoudCloud will be a foundational asset for our digital and learning services. LoudCloud is a sophisticated digital platform and analytics provider with a proven product and existing clients in higher education, the for-profit sector and K-12 markets. LoudCloud currently has product capabilities that include a competency based courseware platform, a learning analytics platform and services, an eReading product, and a learning management system ("LMS"). Its software captures and analyzes key behavioral and performance metrics from students, allowing educators to monitor and improve student success. The acquisition of LoudCloud closed on March 4, 2016 for a purchase price of $17,900 million and was financed completely with cash from operations.

For additional information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.
With the implementation of the initiatives discussed above, we expect to operate with a lower cost structure as compared to our historical Yuzu® digital spend. In March 2016, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. The cost of severance, retention, and other restructuring costs (i.e. subleasing facilities) related to our Yuzu® operations will be approximately $8,000 - $10,000 and will be incurred during the fourth quarter of fiscal 2016 and first quarter of fiscal 2017, at which time we expect the restructuring to be completed.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Description of business
We are one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services. We create and operate campus stores that are focal points for college life and learning, enhancing the educational mission of the institution, enlivening campus culture and delivering an important revenue stream to our partner schools. We typically operate our stores under multi-year management service agreements granting us the right to operate the official school bookstore on campus. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee.
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
We provide and have direct access to a large and well-educated demographic group, enabling us to build relationships with students throughout their college years and beyond. Given our direct relationship with both institutions and students, we expect to be the beneficiary of the continuing trend towards outsourcing across the campus bookstore market. We are uniquely positioned to benefit from this trend given our reputation for service with institutions and students alike; combined with our full suite of services including: bookstore management, textbook rental and digital delivery. In addition, we are making further investments in our digital education platform and services that will provide access to a wide range of rich, engaging content, including products designed to deliver personalized learning to the higher education market.
As of May 2, 2015, we operated 724 stores nationwide, which reached 24% of the total United States college and university student enrolled population. During the 39 weeks ended January 30, 2016, we opened 34 stores and closed 10 stores. As of January 30, 2016, we operated 748 stores nationwide.
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

•
Increase Sales at Existing Bookstores: We intend to increase sales at our existing bookstores through new product offerings, enhanced marketing efforts using mobile and other technologies, increased local social and promotional offerings and expanded sales channels to both new customers and alumni. We are actively working with publishers by offering them access, along with key data and information, to FacultyEnlight®, our proprietary online platform, to better coordinate textbook adoptions with faculty on each campus, to reduce the use of publisher-offered microsites and reduce the disintermediation of sales. We expect sales growth at our existing bookstores will be a driver for growth in our business.

•
Grow digital sales and services by expanding our digital platform:  While the eTextbook will remain a part of our core digital strategy and a textbook format option for students, we are adapting to the changing market landscape by expanding our capability set to deliver best-in-class digital learning tools. We intend to provide personalized education including courseware through cloud-based software as a service ("SaaS") architecture and deep analytics to support competency based education. We also believe that our enhanced digital offerings will significantly improve our ability to address the broader E-Learning market and will enable us to grow our customer base. See Recent Developments to Support our Digital Strategy discussion below.

•
Expand strategic opportunities through acquisitions and partnerships: We believe that acquisitions and strategic partnerships will be a pillar of our growth strategy in the future. We intend to pursue strategic relationships with companies that enhance our educational services or distribution platform or that create compelling content offerings. We may also expand our current suite of digital content offerings and platform through acquisitions, internal or third party software development and strategic partnerships. Expansion into new educational verticals and markets, such as K-12, vocational and international markets, will be opportunistically evaluated. See Recent Developments to Support our Digital Strategy discussion below.

Recent Developments to Support our Digital Strategy
In an effort to reduce and manage digital expenditures, while at the same time maintaining high quality digital products, we have taken the following actions: we are closing our Yuzu® offices and eliminating staffing in California and Washington; we have established a long-term relationship with VitalSource, a part of the Ingram Content Group; and we have acquired LoudCloud Systems, Inc. These initiatives are discussed as follows:

•
We entered into a strategic commercial agreement with Vital Source Technologies, Inc. ("VitalSource"), a part of the Ingram Content Group, and will effectively outsource the Yuzu® eTexbook reading platform. VitalSource has existing relationships with publishers and a very competitive product from a feature and technology perspective. VitalSource will continue to provide an eTextbook experience for Yuzu® users leveraging and utilizing a broad digital library and the product will be branded and marketed to the students and universities as Yuzu®. We expect the transition from Yuzu® to the VitalSource platform will be seamless for students and faculty.

•
We completed the purchase of substantially all of the assets of LoudCloud Systems, Inc. (“LoudCloud”). LoudCloud will be a foundational asset for our digital and learning services. LoudCloud is a sophisticated digital platform and analytics provider with a proven product and existing clients in higher education, the for-profit sector and K-12 markets. LoudCloud products, such as LoudBooks, LoudTrack, LoudSight and LoudCloud LMS, currently have product capabilities that include a competency based courseware platform, a learning analytics platform and services, an eReading product, and a learning management system ("LMS"). Its software captures and analyzes key behavioral and performance metrics from students, allowing educators to monitor and improve student success. LoudCloud is designed to deliver personalized education through cloud-based software as a service (“SaaS”) architecture. The acquisition of LoudCloud closed on March 4, 2016 for a purchase price of $17.9 million and was financed completely with cash from operations.

•
With the implementation of the initiatives discussed above, we expect to operate with a lower cost structure as compared to our historical Yuzu® digital spend. We expect these transactions to reduce our digital spend from $26 million in fiscal 2016 to approximately $13 million in fiscal 2017, resulting in $13 million of forecasted expense reduction. In March 2016, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. The cost of severance, retention, and other restructuring costs (i.e. subleasing facilities) related to our Yuzu® operations will be approximately $8-$10 million and will be incurred during the fourth quarter of fiscal 2016 and first quarter of fiscal 2017, at which time we expect the restructuring to be completed.

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

Technology Platform and Services

•
eTextbook Platform: For students, the platform combines an electronic reading and note-taking experience in a simple app, with access to a rich, engaging catalog of content. It allows students to replace or supplement multiple textbooks with an app that holds and organizes all their digital content, by course and term, annotate and highlight text, add bookmarks and “sticky notes” to important pages and use a keyword search function to find a desired passage or annotation using an interface that is simple and easy to use.

•
Digital Education Platform:  With the acquisition of LoudCloud, our digital education platform has the capability to offer a suite of content and learning materials that far exceed the capabilities of eTextbooks. Our platform will allow educators to mix and author many forms of content including rich media, adaptive analytics and assessment capabilities that drive improved outcomes and better experiences. The core framework, rooted in the student-centric design, simplifies course and content authoring using proprietary algorithms to inform and guide course progress. Our module-based architecture will allow for customization and the ability to support different educational models. The platform also offers a variety of additional capabilities including competency based learning and courseware development. These tools enable students and teachers to personalize the learning experience. We now have the tools to provide institutions with the turn-key solution for their online education initiatives that they have been seeking.

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

•
FacultyEnlight®: Our proprietary online platform enhances content search, discovery and adoption (i.e., textbook selection) by faculty on each campus. Thus far, over 225,000 Faculty members are using FacultyEnlight® and are able to compare and contrast key decision-making factors, such as cost to students and format availability; read peer product reviews; and contribute fresh perspectives and experiences and see what textbooks are being used by colleagues at other colleges and universities.

We enhance the academic and social purpose of higher education institutions by integrating our technology and systems with the school’s technology and organizational infrastructure to forge a bond with the school and its constituencies. Our customizable technology delivers a seamless experience that enables faculty to research and select, and enables students to find and purchase, the most affordable course materials, maximizing savings and sales.
Segment
We identified our operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. We have determined that we operate within a single reportable segment, which is entirely within the United States.
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
We continue to see increasing trends towards outsourcing in the campus bookstore market, including virtual bookstores and online marketplace websites. We continue to see a variety of business models being pursued for the provision of textbooks, course materials and general merchandise. In addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition.
As we expanded our textbook rental offerings, students have been shifting away from higher priced textbook purchases to lower priced rental options, which has resulted in lower textbook sales and increasing rental income. After several years of comparable store sales declines, primarily on lower textbook unit volume, during the 52 weeks ended May 2, 2015, our comparable store sales trends improved for both textbook and general merchandise. For the 39 weeks ended January 30, 2016, our comparable store sales declined primarily due to lower community college enrollment.
General merchandise sales have continued to increase as our product assortments continue to emphasize and reflect the changing consumer trends and we evolve our presentation concepts and merchandising of product in stores and online.
Occupancy costs, which are included in cost of sales and occupancy costs and primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), have generally increased as a percentage of sales as a result of increased competition for renewals and new store contracts.
Selling and administrative expenses have generally increased primarily as a result of our investments in Yuzu®, our eTextbook platform and increased infrastructure costs to support growth and costs associated with being an independent publicly-traded company. See Recent developments to support our Digital Strategy above for a discussion of recent changes in our digital operations.
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as executive oversight, merchandising, field support, finance, human resources, benefits, training, legal, and information technology, as well as our investments in digital.
As discussed below, the results of operations for the 39 weeks ended January 31, 2015 and the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 1, 2015 and the results of operations for the 26 weeks ended January 30, 2016 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.

Stand-alone financial statements
The results of operations for the 39 weeks ended January 31, 2015 (i.e. first, second and third quarter of fiscal 2015) and the 13 weeks ended August 1, 2015 (i.e. first quarter of fiscal 2016) (collectively referred to as the "stand-alone periods") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.
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
Consolidated financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 26 weeks ended January 30, 2016 (i.e. second and third quarters of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements.
Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Item 1. Financial Statements — Note 9. Barnes & Noble, Inc. Transactions.

Results of Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Sales:
Product sales and other	$457,126	$461,059	$1,359,848	$1,346,152
Rental income	61,297	60,495	153,422	152,845
Total sales	$518,423	$521,554	$1,513,270	$1,498,997

Net (loss) income	$(3,603)	$8,650	$2,880	$19,388
Impairment loss (non-cash), net of tax benefit of $3,497(a)	$8,490	$—	$8,490	$—
Net income excluding Impairment Loss (non-GAAP)	$4,887	$8,650	$11,370	$19,388

Adjusted EBITDA (non-GAAP) (b)	$22,630	$26,928	$60,172	$70,890

Comparable store sales decrease (c)	(4.1)%	(1.4)%	(2.7)%	(0.7)%
Stores opened	6	4	34	37
Stores closed	1	1	10	20
Number of stores open at end of period	748	717	748	717

(a)	See Impairment Loss discussion below.

(b)	Adjusted EBITDA is a non-GAAP financial measure. See EBITDA (Non-GAAP) discussion below.

(c)
Comparable store sales increase (decrease) is calculated on a 52-week basis, including sales from stores that have been open for at least 15 months and does not include sales from closed stores for all periods presented.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales of the Company:

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Sales:
Product sales and other	88.2%	88.4%	89.9%	89.8%
Rental income	11.8	11.6	10.1	10.2
Total sales	100.0	100.0	100.0	100.0
Cost of sales and occupancy:
Product and other cost of sales and occupancy (a)	79.0	78.7	78.9	79.0
Rental cost of sales and occupancy (a)	60.0	61.5	60.4	61.3
Total cost of sales and occupancy	76.7	76.7	77.0	77.2
Gross margin	23.3	23.3	23.0	22.8
Selling and administrative expenses	18.9	18.2	19.0	18.1
Depreciation and amortization	2.5	2.4	2.6	2.5
Impairment loss	2.3	—	0.8	—
Operating (loss) income	(0.4)	2.7	0.6	2.2
Interest expense, net	0.1	—	0.1	—
(Loss) Income before income taxes	(0.5)	2.7	0.5	2.2
Income tax expense	0.1	1.1	0.3	0.9
Net (loss) income	(0.6)%	1.6%	0.2%	1.3%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

13 and 39 weeks ended January 30, 2016 compared with the 13 and 39 weeks ended January 31, 2015
Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 30, 2016 and January 31, 2015:

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Product sales and other	$457,126	$461,059	$1,359,848	$1,346,152
Rental income	61,297	60,495	153,422	152,845
Total Sales	$518,423	$521,554	$1,513,270	$1,498,997
Our sales decreased $3.2 million, or 0.6%, to $518.4 million during the 13 weeks ended January 30, 2016 from $521.6 million during the 13 weeks ended January 31, 2015. New store openings increased sales by $20.8 million, partially offset by closed stores, which decreased sales by $2.4 million.
Comparable store sales decreased 4.1%, or $22.1 million, for the comparable 13 week sales period. Comparable store sales were negatively impacted by the timing of the spring back-to-school rush season which extended past the close of our fiscal third quarter and also by student enrollment, specifically in two-year community colleges. Textbook revenue decreased $21.4 million, primarily due to lower new and used textbook sales. This decrease was partially offset by a $0.6 million, or 0.5%, increase in general merchandise sales, primarily due to higher emblematic apparel sales, which were partially offset by lower technology product sales.
Our sales increased $14.3 million, or 1.0%, to $1,513.3 million during the 39 weeks ended January 30, 2016 from $1,499.0 million during the 39 weeks ended January 31, 2015. New store openings over the past year increased sales by $66.6 million, partially offset by closed stores, which decreased sales by $8.5 million.
Comparable store sales decreased 2.7%, or $41.0 million, for the comparable 39 week sales period. Comparable store sales were negatively impacted by the timing of the spring back-to-school rush season which extended past the close of our fiscal third quarter and also by student enrollment, specifically in two-year community colleges. Textbook revenue decreased $49.3 million, primarily due to lower new and used textbook sales. This decrease was partially offset by a $9.8 million, or 2.5%, increase in general merchandise sales, primarily due to higher emblematic apparel sales, which were partially offset by lower technology product sales.
We added 34 new stores and closed 10 stores during the 39 weeks ended January 30, 2016, ending the period with a total of 748 stores.
Cost of Sales and Occupancy and Gross Margin
The following table summarizes our cost of sales and occupancy for the 13 and 39 weeks ended January 30, 2016 and January 31, 2015:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Related Sales	January 31, 2015	% of Related Sales	January 30, 2016	% of Related Sales	January 31, 2015	% of Related Sales
Product and other cost of sales and occupancy	$361,030	79.0%	$362,740	78.7%	$1,073,319	78.9%	$1,062,930	79.0%
Rental cost of sales and occupancy	36,753	60.0%	37,192	61.5%	92,646	60.4%	93,624	61.3%
Total Cost of Sales and Occupancy	$397,783	76.7%	$399,932	76.7%	$1,165,965	77.0%	$1,156,554	77.2%

The following table summarizes our gross margin for the 13 and 39 weeks ended January 30, 2016 and January 31, 2015:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Related Sales	January 31, 2015	% of Related Sales	January 30, 2016	% of Related Sales	January 31, 2015	% of Related Sales
Product and other gross margin	$96,096	21.0%	$98,319	21.3%	$286,529	21.1%	$283,222	21.0%
Rental gross margin	24,544	40.0%	23,303	38.5%	60,776	39.6%	59,221	38.7%
Gross Margin	$120,640	23.3%	$121,622	23.3%	$347,305	23.0%	$342,443	22.8%
Our cost of sales and occupancy as a percentage of sales remained at 76.7% during the 13 weeks ended January 30, 2016 compared to the 13 weeks ended January 31, 2015. This was due to the matters discussed below.
Our gross margin decreased $1.0 million, or 0.8%, to $120.6 million, or 23.3% of sales, during the 13 weeks ended January 30, 2016 from $121.6 million, or 23.3% of sales, during the 13 weeks ended January 31, 2015. Gross margin as a percentage of sales was unchanged as margin improvements and a favorable sales mix were offset by higher occupancy costs resulting from contract renewals and new store contracts as discussed below:

•
Product and other gross margin decreased (30 basis points), driven primarily by increased occupancy costs (40 basis points) resulting from contract renewals and new store contracts, partially offset by margin improvements (5 basis points) resulting primarily from used textbooks and a favorable sales mix (5 basis points) resulting from higher margin general merchandise increasing as a percentage of sales.

•
Rental gross margin increased (150 basis points), driven primarily by margin improvements (350 basis points), partially offset by increased occupancy costs (195 basis points) resulting from contract renewals and new store contracts and an unfavorable rental mix (5 basis points).

Our cost of sales and occupancy decreased as a percentage of sales to 77.0% during the 39 weeks ended January 30, 2016 compared to 77.2% during the 39 weeks ended January 31, 2015. The decrease was due to the matters discussed below.
Our gross margin increased $4.9 million, or 1.4%, to $347.3 million, or 23.0% of sales, during the 39 weeks ended January 30, 2016 from $342.4 million, or 22.8% of sales, during the 39 weeks ended January 31, 2015. Gross margin as a percentage of sales increased due to margin improvements and a favorable sales mix, partially offset by higher occupancy costs resulting from contract renewals and new store contracts as discussed below:

•
Product and other gross margin increased (5 basis points), driven primarily by margin improvements (40 basis points), predominately as a result of improved inventory management strategies for used textbooks, and a favorable sales mix (10 basis points) resulting from higher margin general merchandise increasing as a percentage of sales. These favorable items were partially offset by increased occupancy costs (50 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (85 basis points), driven primarily by margin improvements (185 basis points) and a favorable rental mix (45 basis points), partially offset by increased occupancy costs (140 basis points) resulting from contract renewals and new store contracts.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
Total Selling and Administrative Expenses	$98,010	18.9%	$94,694	18.2%	$287,133	19.0%	$271,553	18.1%
During the 13 weeks ended January 30, 2016, selling and administrative expenses increased $3.3 million, or 3.5%, to $98.0 million from $94.7 million during the 13 weeks ended January 31, 2015. The increase was due primarily to a $2.1 million increase in new store payroll and operating expenses (net of closed stores), a $0.9 million increase in comparable store payroll and operating expenses (including a $0.5 million increase in employee benefit costs primarily due to higher medical claims costs), and a $0.3 million increase in corporate payroll and infrastructure costs to support business growth including incremental costs associated with our separation. Yuzu® expenses were flat in comparison to the prior year period and included $0.5 million of severance expense.

During the 39 weeks ended January 30, 2016, selling and administrative expenses increased $15.5 million, or 5.7%, to $287.1 million from $271.6 million during the 39 weeks ended January 31, 2015. The increase was due primarily to a $7.1 million increase in new store payroll and operating expenses (net of closed stores), a $4.1 million increase in comparable store payroll and operating expenses (including a $2.2 million increase in employee benefit costs primarily due to higher medical claims costs), a $3.4 million increase in corporate payroll and infrastructure costs to support business growth including incremental costs associated with our separation, and a $1.1 million increase in Yuzu® expenses, which include $0.5 million of severance expense.
Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
Total Depreciation and Amortization	$13,081	2.5%	$12,583	2.4%	$39,350	2.6%	$37,635	2.5%
Depreciation and amortization increased $0.5 million, or 4.0%, to $13.1 million during the 13 weeks ended January 30, 2016 from $12.6 million during the 13 weeks ended January 31, 2015. This increase was primarily attributable to additional capital expenditures.
Depreciation and amortization increased $1.8 million, or 4.6%, to $39.4 million during the 39 weeks ended January 30, 2016 from $37.6 million during the 39 weeks ended January 31, 2015. This increase was primarily attributable to additional capital expenditures.
Impairment Loss (non-cash)
During the third and fourth quarters of fiscal 2016, we implemented a plan to restructure our digital operations. For additional information, see Overview discussion above. As a result of this restructuring, during the 13 and 39 weeks ended January 30, 2016, we recorded a non-cash impairment loss of $12.0 million related to all of the capitalized content costs for the Yuzu® eTextbook platform ($9 million), and recorded a non-recurring other than temporary loss related to an investment held at cost ($3 million).
Operating (Loss) Income

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
Total Operating (Loss) Income	$(2,438)	(0.4)%	$14,345	2.7%	$8,835	0.6%	$33,255	2.2%
Our operating loss was $2.4 million during the 13 weeks ended January 30, 2016 compared to operating income of $14.3 million during the 13 weeks ended January 31, 2015. This decrease was due to the matters discussed above. Excluding the impairment loss of $12.0 million, we reported operating income of $9.5 million during the 13 weeks ended January 30, 2016, compared with operating income of $14.3 million during the 13 weeks ended January 31, 2015.
Our operating income was $8.8 million during the 39 weeks ended January 30, 2016 compared to $33.3 million during the 39 weeks ended January 31, 2015. This decrease was due to the matters discussed above. Excluding the impairment loss of $12.0 million, we reported operating income of $20.8 million during the 39 weeks ended January 30, 2016, compared with operating income of $33.3 million during the 39 weeks ended January 31, 2015.
Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	Effective Rate	January 31, 2015	Effective Rate	January 30, 2016	Effective Rate	January 31, 2015	Effective Rate
Income Tax Expense	$454	(14.4)%	$5,665	39.6%	$4,687	61.9%	$13,818	41.6%
We recorded an income tax expense of $0.5 on a pre-tax loss of $(3.1) during the 13 weeks ended January 30, 2016, which represented an effective income tax rate of (14.4)% and an income tax expense of $5.7 on pre-tax income of $14.3 during the 13 weeks ended January 31, 2015, which represented an effective income tax rate of 39.6%.

We recorded an income tax expense of $4.7 on pre-tax income of $7.6 during the 39 weeks ended January 30, 2016, which represented an effective income tax rate of 61.9% and an income tax expense of $13.8 on pre-tax income of $33.2 during the 39 weeks ended January 31, 2015, which represented an effective income tax rate of 41.6%.
The income tax provision for the 13 and 39 weeks ended January 30, 2016 reflects the impact of federal and state income taxes imposed upon income from operations, impacted by the effect of certain non-deductible expenses which was partially offset by favorable state law and tax rate changes. As compared to the 13 and 39 weeks ended January 31,2015, the income tax provision for the 13 and 39 weeks ended January 30, 2016 reflects the non-deductibility of certain amounts referred to in the preceding discussion of Impairment Loss (non-cash).
Net (Loss) Income

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net (Loss) Income	$(3,603)	$8,650	$2,880	$19,388
As a result of the factors discussed above, we reported net loss of $3.6 million during the 13 weeks ended January 30, 2016, compared with net income of $8.7 million during the 13 weeks ended January 31, 2015. Excluding the impairment loss of $8.5, net of tax benefit, we reported net income of $4.9 million during the 13 weeks ended January 30, 2016, compared with net income of $8.7 million during the 13 weeks ended January 31, 2015.
As a result of the factors discussed above, we reported net income of $2.9 million during the 39 weeks ended January 30, 2016, compared with net income of $19.4 million during the 39 weeks ended January 31, 2015. Excluding the impairment loss of $8.5, net of tax benefit, we reported net income of $11.4 million during the 39 weeks ended January 30, 2016, compared with net income of $19.4 million during the 39 weeks ended January 31, 2015.
Adjusted EBITDA (non-GAAP)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA, which is a non-GAAP financial measure as defined by the Securities and Exchange Commission (the “SEC”). We define Adjusted EBITDA as net earnings (loss) plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for additional items and subtracted from or added to net income.
This non-GAAP financial measure is not intended as a substitute for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of this non-GAAP financial measure may be different from an Adjusted EBITDA measure used by other companies, limiting its usefulness for comparison purposes. Adjusted EBITDA should not be considered as an alternative to net income as an indicator of our performance or any other measures of performance derived in accordance with GAAP. As noted above, Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any requirements for such replacements.
We believe that Adjusted EBITDA is a useful performance measure, and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board of directors (the “Board”) and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations. We review this non-GAAP measure internally to evaluate our performance and manage our operations. We believe that the inclusion of Adjusted EBITDA results provides investors useful and important information regarding our operating results.
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q and the reconciliation from Adjusted EBITDA to net earnings (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from Adjusted EBITDA to net earnings (loss) are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Adjusted EBITDA	$22,630	$26,928	$60,172	$70,890
Subtract:
Depreciation and amortization	13,081	12,583	39,350	37,635
Interest expense, net	711	30	1,268	49
Income tax expense	454	5,665	4,687	13,818
Impairment loss (non-cash) (a)	11,987	—	11,987	—
Net (loss) income	$(3,603)	$8,650	$2,880	$19,388
(a) See Management Discussion and Analysis - Results of Operations discussion above.
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
On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “New Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below. As of January 30, 2016, we had no outstanding borrowings under the New Credit Facility.
As of January 30, 2016, Other long-term liabilities includes $63.5 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may or may not include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The Common Stock may be repurchased on an ongoing basis. The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended January 30, 2016, we repurchased 906,732 shares for approximately $8,701 at an average cost per share of $9.78.
During the 39 weeks ended January 30, 2016, we also repurchased 40,719 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015
Cash and cash equivalents at beginning of period	$59,714	$144,269
Net cash flows provided by operating activities	125,944	120,519
Net cash flows used in investing activities	(39,778)	(39,503)
Net cash flows used in financing activities	(18,971)	(50,665)
Cash and cash equivalents at end of period	$126,909	$174,620
Cash Flow from Operating Activities
Cash flows provided by operating activities during the 39 weeks ended January 30, 2016 were $125.9 million compared to $120.5 million during the 39 weeks ended January 31, 2015. This net change of $5.4 million was primarily due to changes in working capital, including deferred taxes.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction and enhancements to internal systems and our website.
Cash flows used in investing activities during the 39 weeks ended January 30, 2016 were $(39.8) million compared to $(39.5) million during the 39 weeks ended January 31, 2015. Capital expenditures totaled $37.7 million and $35.1 million during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 39 weeks ended January 30, 2016 decreased by $31.7 million compared to the 39 weeks ended January 31, 2015 primarily due to the acquisition of Preferred Membership Interests of $76.2 in the prior year, offset by the net change in the Barnes & Noble, Inc. Investment of $31.9 million, and increased payments for common stock repurchased of $9.3 million and deferred financing costs of $3.3 million.
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
As of January 30, 2016, we had no outstanding borrowings under the New Credit Facility. During the 13 weeks ended January 30, 2016, we borrowed and repaid $60.6 million under the New Credit Facility. As of January 30, 2016, we have issued $3.6 in letters of credit under the facility.
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
Off-Balance Sheet Arrangements
As of January 30, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Except as noted below, during the first nine months of Fiscal 2016, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Prospectus dated July 15, 2015 and filed with the SEC on that date, for additional information relating to the Company’s use of estimates and other critical accounting policies.
Evaluation of Goodwill Impairment
Goodwill is tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.
Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; and the determination of the fair value of each reporting unit. We have determined that we have one single reporting unit.
We estimate the fair value of our reporting unit using an income approach based on the present value of estimated future cash flows. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value, and therefore could affect the likelihood and amount of potential impairment. The following assumptions are significant to our income approach:
Business Projections- We make assumptions about the level of revenues, gross profit, operating expenses, as well as capital expenditures and net working capital requirements. These assumptions drive our planning assumptions and represent key inputs for developing our cash flow projections. These projections are developed using our internal business plans over a five-year planning period that are updated at least annually;

Long-term Growth Rates- We also utilize an assumed long-term growth rate representing the expected rate at which our cash flow stream is projected to grow. These rates are used to calculate the terminal value and are added to the cash flows projected during our five-year planning period; and
Discount Rates- The estimated future cash flows are then discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be expected by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
Based on the results of the step one testing, fair value of the Company exceeded its carrying value by approximately 9%.
Given the margin by which the estimated fair value exceeded its carrying amount, we also performed a sensitivity analysis related to the long-term growth rate and discount rate used in the November 1, 2015 test. Specifically, the estimated fair value would exceed its carrying amount if we independently either reduced the long-term growth rate by 100 basis points or increased the discount rate by 50 basis points. The fair value would not exceed its carrying value if we simultaneously reduced the long-term growth rate by either 50 or 100 basis points, while also increasing the discount rate by 50 basis points; or we simultaneously reduced the long-term growth rate by 100 basis points, while also increasing the discount rate by 25 basis points. Under these scenarios, step two testing would have been required to determine the potential goodwill impairment.
The November 1, 2015 impairment test assumed earnings growth, primarily from our digital revenues. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the reporting unit could fail step one of the goodwill impairment test in a future period. We will continue to monitor the reporting unit for impairment.
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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•	general competitive conditions, including actions our competitors may take to grow their businesses;

•	a decline in college enrollment or decreased funding available for students;

•	decisions by colleges and universities to outsource their bookstore operations or change the operation of their bookstores;

•	the general economic environment and consumer spending patterns;

•	decreased consumer demand for our products, low growth or declining sales;

•	challenges to running our company independently from Barnes & Noble now that the Spin-Off has been completed;

•	the potential adverse impact on our business resulting from the Spin-Off;

•	restructuring of our digital strategy may not result in the expected growth in our digital sales and/or profitability;

•	risk that digital sales growth does not exceed the rate of investment spend;

•
the performance of our online, digital and other initiatives, including possible delays and unexpected challenges in the outsourcing and transition in our current Yuzu® eTextbook platform to the VitalSource platform, integration of and deployment of, additional products and services, and further enhancements to, Yuzu® and any future higher education digital products, and the inability to achieve the expected cost savings;

•	our ability to successfully implement our strategic initiatives including our ability to identify and execute upon additional acquisitions and strategic investments;

•	technological changes;

•	our international expansion could result in additional risks;

•	changes to payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of contracts;

•	disruptions to our computer systems, data lines, telephone systems or supply chain, including the loss of suppliers;

•	work stoppages or increases in labor costs;

•	our ability to attract and retain employees;

•	possible increases in shipping rates or interruptions in shipping service, effects of competition;

•	obsolete or excessive inventory;

•	product shortages;

•	higher-than-anticipated store closings;

•	changes in law or regulation;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in this Form 10-Q.
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
We may from time to time borrow money under the New Credit Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings under the New Credit Facility. To the extent we continue to have no outstanding debt under the New Credit Facility, a 25 basis point increase in interest rates would have increased our interest expense by $0 in Fiscal 2016. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0 in Fiscal 2016.
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
On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed.  The Court heard oral argument on September 28, 2015 on the post-trial motions on the jury’s infringement and validity determinations. On February 24, 2016, the Court issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent and ordered a new trial on damages with respect to ‘703 patent since the original damages award was a total award for both the ‘501 patent and the ‘703 patent.  The date of such trial, and the scope of any damage claims the Court may permit the jury to consider with respect to the ‘703 patent, are to be determined by the Court in due course.

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
Our results also depend on the successful implementation of our strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.
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
Our strategy includes pursuing strategic acquisitions and partnerships and we may not be able to identify and successfully complete such transactions.
As part of our strategy, we have acquired, and, may in the future acquire, businesses or business operations, or enter into other business transactions, such as our recent acquisition of LoudCloud Systems, Inc. and strategic commercial agreement with Vital Source Technologies, Inc. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals, if any, or otherwise consummate such transactions on acceptable terms, or at all. Any strategic acquisitions or investments that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.

Our international expansion could result in additional risks.

Historically, our operations have been limited to the U.S.; however, we contract with service providers outside the U.S. and we recently have acquired operations in India (and we may continue to expand internationally). Such international expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including compliance with additional U.S. regulations and those of other nations applicable to international operations; cultural and language differences; currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate; restrictions on the repatriation of earnings; potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations; different regulatory requirements and other barriers to conducting business; and different or less stable political and economic environments. Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of January 30, 2016 with respect to shares of common stock we purchased during the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 - November 28, 2015	—	$—	—	$—
November 29, 2015 - January 2, 2016	164,823	$10.00	164,823	$48,360,214
January 3, 2016 - January 30, 2016	685,019	$9.51	685,019	$41,898,750
	849,842	$9.69	849,842

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a new stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may or may not include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The Common Stock may be repurchased on an ongoing basis. The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.
During the 39 weeks ended January 30, 2016, we also repurchased 40,719 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

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
March 9, 2016

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