Form 10-K
period 2016-04-30
Barnes & Noble Education, Inc.
filed 2016-06-29
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-37499
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0599018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Mountain View Blvd., Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (908) 991-2665
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $707 million based upon the closing market price of $14.75 per share of Common Stock on the New York Stock Exchange as of October 31, 2015. As of June 17, 2016, 46,308,085 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Index to Form 10-K Index to FS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us and our business that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

•
the performance of our online, digital and other initiatives, integration of and deployment of, additional products and services, and further enhancements to Yuzu® and any future higher education digital products, and the inability to achieve the expected cost savings;

•	our ability to successfully implement our strategic initiatives including our ability to identify and execute upon additional acquisitions and strategic investments;

•	technological changes;

•	our international expansion could result in additional risks;

•	our ability to attract and retain employees;

•	challenges to running our company independently from Barnes & Noble, Inc. following the Spin-Off;

•	the potential adverse impact on our business resulting from the Spin-Off;

•	changes to payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of contracts and higher-than-anticipated store closings;

•	disruptions to our computer systems, data lines, telephone systems or supply chain, including the loss of suppliers;

•	work stoppages or increases in labor costs;

•	possible increases in shipping rates or interruptions in shipping service, effects of competition;

•	obsolete or excessive inventory;

•	product shortages;

•	changes in law or regulation;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

Index to Form 10-K Index to FS

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A of this Form 10-K.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.
AVAILABILITY OF INFORMATION
You may read and copy any materials Barnes & Noble Education, Inc. files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Barnes & Noble Education, Inc.’s SEC filings are also available to the public, free of charge, on its corporate website, www.bned.com, as soon as reasonably practicable after Barnes & Noble Education, Inc. electronically files such material with, or furnishes it to, the SEC. You may also request a copy of any of our filings with the SEC at no cost by writing us at Investor Relations, Barnes & Noble Education, Inc., 120 Mountain View Blvd., Basking Ridge, N.J. 07920. Barnes & Noble Education, Inc.’s common stock is traded on the New York Stock Exchange. Material filed by Barnes & Noble Education, Inc. can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, N.Y. 10005.
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
The results of operations for the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off), reflected in our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015, and the results of operations for the 39 weeks ended April 30, 2016 reflected in our consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.

Index to Form 10-K Index to FS

PART I
Item 1. BUSINESS
Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble” refer to Barnes & Noble, Inc., a Delaware corporation, and its consolidated subsidiaries (other than Barnes & Noble Education, Inc. and its consolidated subsidiaries) unless the context otherwise requires. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. .
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2016” means the 52 weeks ended April 30, 2016, “Fiscal 2015” means the 52 weeks ended May 2, 2015, “Fiscal 2014” means the 53 weeks ended May 3, 2014, “Fiscal 2013” means the 52 weeks ended April 27, 2013, and “Fiscal 2012” means the 52 weeks ended April 28, 2012.
Unless otherwise indicated, market and industry information contained in this Form 10-K is based on information provided by the National Association of College Stores ("NACS") and management estimates of market shares.
OVERVIEW
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 751 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
Overall educational spending in the United States continues to increase dramatically, and as tuition and other costs rise, colleges and universities face pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. While traditional print textbooks remain the first choice of students, demand for alternative forms of educational materials is growing.
We offer a comprehensive set of products and services to help students, faculty and administrators achieve their shared educational and social goals on college and university campuses across the United States. As one of the largest contract operators of bookstores and a provider of digital education services, we operate as a focal point for college life and learning, advancing the educational mission of our institution partners, enlivening campus culture and delivering an important revenue stream to our partner schools.
For over 5 million students and their faculty, our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent; emblematic apparel and gifts; trade books (general reading); computer products; school and dorm supplies; café; convenience food and beverages; and graduation products. Through multi-year management service agreements with our schools, we typically have the sole right to operate the official school bookstore on college campuses. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. We create seamless retail experiences for our customers, both in our dynamic physical stores and on our official school-branded e-commerce sites for each school.
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. Our stores are operated under 472 contracts, some of which cover multiple store locations, and 165 of our college and university affiliated bookstores are co-branded with the Barnes & Noble name.
Fiscal 2016 was an excellent year for new store signings, and we have a strong pipeline of new business opportunities. During the 2016 fiscal year, we opened 39 stores with estimated first year annual sales of $64 million. In addition, as of June 17, 2016, we have signed additional contracts for 32 new stores with estimated first year annual sales of $109 million. We expect these new stores to open during our fiscal year 2017.
We are well positioned to benefit from the continuing trend towards outsourcing across the campus bookstore market given our brand, reputation with institutions, students and faculty for service and our full suite of products and services including: bookstore management, textbook rental and digital delivery.

Index to Form 10-K Index to FS

Strength of Our Business
We enhance the academic and social purpose of educational institutions by providing essential educational content and tools within a dynamic retail environment. Our products and services improve academic outcomes, provide support to students, and create loyalty and retention, while also supporting the financial goals of the colleges and universities we serve. We provide more than course materials and merchandise - we work as a true partner with colleges and universities, aligned with their missions and goals by acting as a valuable support system for students and faculty. We deliver an attractive retail and digital learning experience driven by innovation, advanced technologies and a deep understanding of the evolving needs and behaviors of our students, faculty and administrators. Our competitive strengths are:

•
Large Footprint with Well-Recognized Brand: We are one of the largest operators of bookstores on college and university campuses in the United States, with 751 stores in 43 states and the District of Columbia as of April 30, 2016, which reached 26% of the total number of students enrolled at colleges and universities in the United States. The Barnes & Noble brand is virtually synonymous with bookselling, and we believe it is one of the most widely recognized and respected brands in the United States. Our large footprint and our reputation and credibility in the marketplace not only support our marketing efforts to universities, students and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels.

•
Stable, Long-Term Contracts: We operate our stores under management contracts with colleges and universities that are typically for five year terms with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to 120 days' notice. From Fiscal 2013 through Fiscal 2016, 94% of these contracts were renewed or extended, often before their termination dates. In addition, these contracts are financially beneficial to us as we typically pay the college or university a percentage of our sales, including certain contracts with minimum guarantee payments. Therefore, the expense related to our college and university contracts is primarily a function of each stores' success. This arrangement is also beneficial to the colleges and universities, providing them with an incentive to encourage their students and faculty to shop at our affiliated stores.

•	Well-Established Relationships: We have strong partnerships with college and university administrators, as well as with publishers, vendors and suppliers.

◦
With an average relationship tenure of 15 years, we generate value for our college and university partners, and our relationships are supported by innovative engagement programs and educational initiatives. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and foster collaborative working relationships with our partners.

◦	We have long-term relationships with over 9,000 publishers, who can partner with us to access one of the largest distribution networks of college education materials in the United States.

•
Direct Access to Students and Faculty: We have a flexible business model with excellent visibility into the needs of our customers, and the ability to achieve profitability typically within the first year of operation. Our stores serve as social hubs for over 5 million students and their faculty, allowing us to forge deep customer relationships and seamlessly integrate their systems with our technology. Our established position on campus as the official, contracted provider for bookstore services gives us direct access to students and faculty and translates into relatively modest customer acquisition costs and high customer conversion and retention rates. Our flexible research channels help us stay ahead of the rapidly changing needs and behaviors of our customers, and proactively respond with dynamic solutions. The ReFuel Agency College Explorer Study 2015 estimates $523 billion total annual spending for tuition, housing, etc. and $203 billion annual discretionary spending, such as for food, clothing, etc., for the college demographic. Brand partners looking to reach the college audience are also exploring how to leverage our unique position on campus to access the coveted demographic we serve.

•
Highly Relevant Digital Products and Services: Our position as a strategic partner with our large footprint of existing and prospective colleges and universities allows us to use our suite of digital products and services to best serve their diverse needs and provides a broader scope of products and services beyond outsourcing of bookstore services. Digital products and services range from those related to providing accessible and affordable course materials solutions more directly related to our core business to analytic solutions designed to improve learning outcomes and retention rates.

•
Seasoned Management Team: We have an experienced senior management team with a proven track record, and demonstrated expertise in college bookstore outsourcing and content distribution, marketing and retail operations, and in scaling digital educational products and services.

Index to Form 10-K Index to FS

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•
Increasing Market Share with New Accounts: Historically, new store openings have been an important driver of growth. From Fiscal 2012 to end of Fiscal 2016, we increased the number of stores we serve from 636 to 751, or 18%. Currently, approximately 52% of college and university affiliated bookstores in the United States are operated by their respective institutions. As of the end of Fiscal 2016, we operated only 19% of all college and university affiliated bookstores in the United States. Based on the anticipated continuing trend towards outsourcing in the campus bookstore market, we intend to aggressively pursue these opportunities and bid on these contracts. We expect new store openings will be the most important driver of future growth in our business.

•
Adapting our Merchandising Strategy and Product and Service Offerings: We create on campus and online retail destinations with services students want, and capture market share through new product offerings; enhanced marketing efforts using mobile, search and other technologies; increased local social and promotional offerings; and a broad category assortment of general merchandise, including school spirit apparel and gifts, school supplies, computer and technology products, dorm furnishings, graduation products, and café, convenience food and beverage offerings, marketed to our growing student and alumni base. We also are actively working with publishers by offering them access to FacultyEnlight®, our proprietary online platform, to expedite and better coordinate textbook adoption.

•
Scalable and Advanced Digital Product and Solution Set: We leverage our digital technology platform to provide product and service offerings designed to address the most pressing issues in higher education, such as affordable and accessible course materials, retention solutions driven by our analytics platform, and products designed to drive and improve student outcomes.

•
Expanding Strategic Opportunities through Acquisitions and Partnerships: We intend to pursue strategic relationships with companies that enhance our educational services or distribution platform, or create compelling content offerings. In Fiscal 2016, we acquired LoudCloud Systems, Inc., a sophisticated digital platform and analytics provider. We may also expand our current suite of digital content offerings and platform through acquisitions, internal or third-party software development and strategic partnerships. Expansion into new educational verticals and markets, such as K-12, vocational and international markets, will be opportunistically evaluated.

Product and Service Offering
Our full suite of product offerings includes:

•
Textbook and Course Material Sales: Textbooks are a core product offering of our business. We work directly with faculty to ensure the correct textbooks are available in required formats before the start of classes. We provide students with affordable textbook solutions and educate them about each format through various means. During Fiscal 2016, we offered over 220,000 unique textbook titles for sale to support the course offerings on our campuses.

•
Textbook and Course Material Rentals: Students are increasingly turning to renting as the most affordable way to obtain their textbooks, and we are an industry leader in textbook rentals. The majority of our robust title list is available for rent, including custom course packs and adaptive learning materials, along with traditional textbooks. We also offer a convenient buyout option to allow the customer to purchase the rented book at the end of the semester, thereby enhancing our revenue and improving our inventory management processes.

•
General Merchandise: General merchandise sales are generated in-store, on campus at sporting and other events, as well as online through school-branded e-commerce sites. Our stores feature collegiate and athletic apparel relating to a school and/or its athletic programs and other custom-branded school spirit products, technology, supplies and convenience items. Other merchandise, such as laptops and other technology products, notebooks, backpacks, school and dormitory supplies and related items are also offered. In addition, as of April 30, 2016, we operated 80 customized cafés, featuring Starbucks Coffee®, and 18 stand-alone convenience stores, as well as diverse grab-and-go options including organic, vegan and gluten-free, and ethnic fare for students on the move. These offerings increase traffic and time spent in our stores.

•
Trade: In our stores located on larger campuses, we carry an extensive selection of trade, academic and reference books, along with educational toys and games, and schedule store events, such as author signings, that extend beyond the academic community. The majority of our stores carry the most popular campus bestsellers, along with academically relevant titles.

•
Digital Education: Using our LoudCloud platform (as described below), we offer a suite of digital content and learning materials to supplement our traditional products (textbooks and course materials) and help faculty provide a more robust educational experience for students. We enable educators to mix and author many forms of content, including eTextbooks and rich media, and provide them with adaptive analytics and assessment capabilities that, when combined, drive improved outcomes and better experiences for students.

Index to Form 10-K Index to FS

•
Brand Partnerships: United States college students spend billions on discretionary purchases each year in categories such as technology, clothing, entertainment, and food. As the official partner to the colleges and universities we serve, we are in a unique position to provide leading brands direct access to 5 million students who shop at our stores. We operate not just as a retailer, but as a media channel for these brands looking to target the college demographic. We are experts in creating strategic solutions and customer programs for brand partners, creating live touch points during the academic year through digital marketing, custom content, store brand building product sampling and live engagement at our locations in the center of campus life. We conduct business with a wide range of companies, including Adobe®, Verizon®, Nutella®, Visa Checkout®, West Elm® and Kind®.

Platform Services

•
FacultyEnlight®: Our proprietary online platform enhances content search, discovery and adoption (i.e. textbook selection) by faculty on each campus. Thus far, approximately 245,000 faculty members use FacultyEnlight® to compare and contrast key decision-making factors, such as cost savings to students and format availability (including rental and digital options); read and write peer product reviews; and see what textbooks are being used by colleagues at other colleges and universities. This wealth of available information enables faculty to find and select the course materials that are both relevant to their subject matter and affordable to their students. FacultyEnlight® also provides us with a communication platform to connect with faculty directly, allowing us to better understand their needs, preferences and challenges when it comes to the textbook adoption process, and deliver our affordability message.

•
Campus Connect Technologies™: We enhance the academic and social purpose of higher education institutions by integrating our technology and systems with the school’s technology and organizational infrastructure to forge a bond with the school with a particular emphasis on the needs of students and faculty. Our customizable technology delivers a seamless experience that enables faculty to research and select, and enables students to find and purchase, the most affordable course materials, maximizing savings and sales. Campus Connect Technologies™ platform includes:

◦
Simple Registration Integration: By linking the online course registration process to the bookstore’s e-commerce site, students can easily find their specific required course materials and purchase those materials immediately. They can view the list of necessary course materials and select their preferred format, delivery and payment method.

◦
Seamless LMS Integration: By tying directly into the school’s Learning Management System ("LMS"), faculty and students can easily purchase their course materials and leverage our single-sign on functionality - enabling a stronger connection between student, faculty and campus bookstore.

◦
Real-Time Financial Aid Platform: To help simplify financial aid transactions, we provide a sophisticated, real-time Student Financial Aid ("SFA") platform that is fully-integrated with any college or university’s financial aid systems and point-of-sale technology. This integration provides a direct and simple way for students to use their financial aid dollars in our stores and online, even before the start of classes.

◦
Dynamic Point of Sale ("POS") Platform: We build a secure, highly customized checkout experience for each campus, greatly expediting and simplifying a student’s shopping experience. Campus debit cards, financial aid and all major forms of tender are fully integrated, allowing students to check out from any register.

◦
Flexible Course Fee Solution: Through this model, all required course materials for a particular course or program are included in the cost of tuition. Students are guaranteed the course materials they need in the format they prefer. Course materials can be picked up at the campus store, shipped directly to the student or delivered digitally.

•
LoudCloud Platform: Our LoudCloud platform is a sophisticated digital platform and analytics system that includes a competency based courseware platform, a learning analytics platform, an eReading product, and a learning management system. Its software captures and analyzes key behavioral and performance metrics from students, allowing educators to monitor and improve student success. The core framework, rooted in the student-centric design, simplifies course and content authoring using proprietary algorithms to inform and guide course progress. Our module-based architecture allows for customization and the ability to support different educational models, and support additional capabilities, including competency-based learning and courseware development. These tools enable teachers to provide, and students to experience, a more personalized learning experience and improve student success rates. Additionally, our LMS platform helps institutions handle all aspects of the learning process, including delivery and management of instructional content, learning goals, assessment, course administration and reporting.

Index to Form 10-K Index to FS

Customers and Distribution Network
We leverage our physical bookstores, e-commerce sites and digital platform to serve and interact with the key constituents in our business ecosystem and act as a key partner for students, universities and publishers.
We work with colleges and universities to transform the campus bookstore into a destination that enhances social and academic experiences. We offer students a customized retail experience, including what we believe to be the largest inventory of used and rental titles, as well as a number of other affordable textbook solutions, including digital textbooks and our Flexible Course Fee Solution. For the colleges and universities that we support, we provide a customized school official website for course materials and general merchandise, which includes emblematic apparel and gifts and school supplies. We provide faculty with valuable tools, resources and insights that allow them to gain a deeper understanding of student needs and higher education trends. We also offer approximately 5,000 publishers access to one of the largest distribution networks of college education materials in the United States.
As of April 30, 2016, we managed 751 bookstores nationwide across 43 states and the District of Columbia, serving over 5 million students and their faculty. During the period of Fiscal 2012 through Fiscal 2016, the number of stores we operated increased by 115, or approximately 18%, from 636 to 751, as a result of the increased demand for outsourcing in this market and the awarding of contracts for stores previously run by our competitors. In addition, as of June 17, 2016, we have signed additional contracts for 32 new stores, which we expect to open during our fiscal year 2017.

SAINT LOUIS UNIVERSITY
ILLINOIS STATE UNIVERSITY
THE UNIVERSITY OF TOLEDO
NORTHWESTERN UNIVERSITY
BALL STATE UNIVERSITY
UNIVERSITY OF MICHIGAN
West Virginia University
HOWARD UNIVERSITY
Northeastern UNIVERSITY
Youngstown STATE UNIVERSITY
WASHINGTON STATE UNIVERSITY
DEPAUL
THE OHIO STATE UNIVERSITY
KENT STATE UNIVERSITY
PENNSTATE
BOSTON UNIVERSITY
FORDHAM UNIVERSITY
THE JESUIT UNIVERSITY OF NEW YORK
University of Portland
WAYNE STATE UNIVERSITY
Yale UNIVERSITY
HOFSTRA UNIVERSITY
COLUMBIA UNIVERSITY IN THE CITY OF NEW YORK
UCONN
RUTGERS
SAN JOSÉ STATE UNIVERSITY
CHABOT COLLEGE
Penn
UNIVERSITY OF THE PACIFIC
TEMPLE UNIVERSITY
OCEAN COUNTY COLLEGE
SANTA CLARA UNIVERSITY
UNIVERSITY OF DELAWARE
UNLV
INDIANA UNIVERSITY
GEORGE MASON UNIVERSITY
UNIVERSITY OF MARYLAND
GEORGETOWN UNIVERSITY
UNC CHARLOTTE
California State University, Los Angeles
CLEMSON UNIVERSITY
University of Central Oklahoma
EMORY UNIVERSITY
UNIVERSITY OF SOUTH CAROLINA
Georgia Institute of Technology
NM STATE UNIVERSITY
THE UNIVERSITY of NORTH CAROLINA at CHAPEL HILL
GRAMBLING STATE UNIVERSITY
FAU FLORIDA ATLANTIC UNIVERSITY
TEXAS TECH UNIVERSITY
FLORIDA A&M UNIVERSITY
SMU
AUSTIN COMMUNITY COLLEGE
Mississippi State UNIVERSITY
Tulane University
University of Central Florida
Texas A&M University
A Unique American Institution
THE UNIVERSITY OF SOUTHERN MISSISSIPPI
USF UNIVERSITY OF SOUTH FLORIDA
UNIVERSITY of HOUSTON
THE UNIVERSITY OF MISSISSIPPI
LSU
UAB THE UNIVERSITY OF ALABAMA AT BIRMINGHAM
FLORIDA INTERNATIONAL UNIVERSITY

Index to Form 10-K Index to FS

The number of Barnes & Noble College stores located in each state and the District of Columbia as of April 30, 2016, is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	18	Kentucky	32	North Dakota	1
Arizona	8	Louisiana	14	Ohio	41
Arkansas	7	Maryland	20	Oklahoma	5
California	44	Massachusetts	29	Oregon	5
Colorado	5	Michigan	36	Pennsylvania	63
Connecticut	5	Minnesota	7	Rhode Island	2
Delaware	2	Mississippi	9	South Carolina	19
District of Columbia	4	Missouri	8	South Dakota	2
Florida	46	Nebraska	1	Tennessee	12
Georgia	14	Nevada	2	Texas	67
Hawaii	3	New Hampshire	4	Virginia	20
Illinois	20	New Jersey	21	Washington	19
Indiana	14	New Mexico	6	West Virginia	11
Iowa	6	New York	66	Wisconsin	6
Kansas	2	North Carolina	25

Multichannel Retailer
As of April 30, 2016, we operated 751 bookstores in our dynamic, multichannel format on campuses of state universities, private universities and community colleges of various sizes. Our typical bookstore is located on campus in a location convenient to students and faculty. Of our 751 stores, 41 are academic superstores at select major campuses, including the Harvard Coop, University of Pennsylvania, Yale University, the College of William and Mary, Boston University, The Ohio State University, DePaul University, Vanderbilt University and Georgia Institute of Technology.
Our academic superstores include a café and carry a large selection of trade and reference books, as well as our campus bookstore offerings of course-required textbooks, supplies, emblematic clothing and gifts. Our academic superstores often act as an anchor to the local community; they are positioned in locations that attract customers from the neighborhood community, as well as students and faculty from the college or university. They are open extended hours and have ongoing events, such as author signings. These stores differ from our traditional-format stores because the majority has a customer base that includes the general public and sales which are less dependent on course-required materials.
e-Commerce Platform: With an active digital community of over 6.5 million customers, our official online bookstores for colleges or universities drove over $400 million of sales in Fiscal 2016, with transactions up over 8.5% over the prior fiscal year. Designed to appeal to students, parents and alumni, the school-branded sites offer simple and seamless textbook purchasing with free in-store pick up or shipping to any location, general merchandise promotions and collections that are customized to the individual user, as well as faculty course material adoption tools and customer service support. Our strategy has allowed us to connect and personalize our promotions directly to new students, parents and alumni, helping drive our online general merchandise sales. Additionally, our access to alumni through university alumni offices, including over 940,000 alumni with existing customer accounts, allow us to leverage digital marketing strategies on our dedicated fan and alumni e-commerce sites focused on athletic game day and other milestone events for further general merchandise sales growth in school-spirit apparel and related items.
Contracts
Our stores are typically operated under management agreements with the college or university to be the official university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. Agreements are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; more than half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and on the web. We also have the ability to integrate our systems with the university’s systems in order to accept student financial aid, university debit cards and other forms of payment. We are able to

Index to Form 10-K Index to FS

obtain student and faculty email lists for direct communication which provide for seamless integration into the university community and potential co-branded marketing opportunities.
Over the past four years, we have renewed more than 94% of our agreements, with the majority of the agreements being renewed before their expiration dates and without going through a formal bid process.
Merchandising and Supply Chain Management
Our purchasing procedures vary by product type (i.e. textbooks, general merchandise or trade books). Purchases are made at the store level based on the relationships our managers have with the faculty, with strategic corporate oversight, while maintaining appropriate inventory levels. After titles are adopted for an upcoming term, we determine how much inventory we will need to purchase based on several factors, including student enrollment and the previous term’s textbook sales history. We first use our automated sourcing systems to determine if our stores have the necessary new or used books on hand and may transfer the inventory to the appropriate store. After internal sourcing, we purchase books from outside suppliers. As part of our contracts with institutions, we guarantee that we will order textbooks for all courses.
Our primary suppliers of new textbooks include Pearson Education, Cengage Learning, McGraw-Hill, MPS, MBS Textbook Exchange, Inc. (“MBS”), and John Wiley & Sons. Our primary suppliers of used textbooks are students, through returns of previously rented and purchased books, and MBS. The stores offer a "Cash for Books" program in which students can sell their books back to the store at the end of the semester, typically in December and May. Students typically receive 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not. Both unsold textbooks and trade books are generally returnable to publishers for full credit. For textbook sales and rentals, we utilize our sophisticated inventory management platforms to manage pricing and inventory across all our stores.
The larger stores feature an expanded selection of trade books and use the Barnes & Noble Book Master system, a proprietary merchandising system licensed from Barnes & Noble. Our home office merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business. In the smaller stores, trade (general reading) book purchasing is controlled at the store level.
General merchandise vendors and products are initially selected by our home office merchants using the analytics and insights from our planning and allocation systems. This data is used to establish benchmarks across school type, region and the socio-economics of each of our partner institution’s student base to help local store management team forecast sales and trends. Recommended assortments are provided to the stores, and stores then make selections based on the perceived needs of each campus, reaching back out to the home office merchants with their recommendations on any additional campus specific needs.
Customer Marketing Strategies
Students, Parents, Alumni
Our expertise in student marketing is supported by our active digital community of over 6.5 million people, which includes engaged email subscribers and our continuous dialogue with customers on our school-customized social media channels, including Facebook, Instagram and Twitter, as well as our student blog, The College Juice. Our exclusive Student POV ("Point of View") online panel of over 8,000 students nationwide, as well as our Parent POV online panel of over 2,800 parents, helps us to better understand their attitudes, values and behaviors. Using a marketing automation platform, we segment students based on demographics and purchasing behavior to ensure our audience receives the most relevant messages and experience. Our dynamic email campaigns educate students on format and affordability options as well as ongoing promotions from game day to graduation. Through our search engine marketing strategies, we have been able to grow online textbook and apparel sales significantly.
One example of our commitment to turning our research insights into action is our Igniting the New Student Connection initiative. We connect with new students starting with their acceptance letters, allowing us to capture textbook sales from day one and building loyalty with new students and their parents, and this relationship continues over the lifecycle of their academic experience.
As rewarding and helpful as our connections are for new students, they also drive revenue. Nationwide, during the current fiscal year, we have built more than 440,000 connections with incoming students and their parents, resulting in increased revenues. These efforts have allowed us to recapture market share and cement the college bookstore as the student's first choice for everything they need for academic success. We also form the same personal connections with the alumni base, creating a customized loyalty program that builds and enhances relationships with them while driving revenue for the bookstore.

Index to Form 10-K Index to FS

Business Conditions and Competition
The market for educational materials is undergoing unprecedented change. Overall spending on education, including tuition, continues to increase dramatically. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. While traditional print textbooks remain the first choice of students, demand for alternative forms of educational materials, including digital, media-rich content and study aids, is emerging. Current competitive dynamics in the market for distribution of course materials include:

•
A Majority of Traditional Campus Bookstores Have Yet to be Outsourced: Approximately 52% of college and university affiliated bookstores in the United States are operated by their respective institutions. As the delivery of educational materials continues to evolve, driven in large part by the growth of rentals and digital content, and the complexity of modern campus bookstore operations increases, institutions are increasingly outsourcing bookstore operations to third parties such as us, because we can offer a complete set of solutions to students and faculty. We believe that we will benefit from the continuing trend towards outsourcing across the campus bookstore market.

•
Direct Relationship with a Coveted Demographic: Due to the disproportionate impact on trend-setting and early adoption, marketing to college students is important for many brands, as they seek more effective methods to engage with this audience. The importance of this demographic provides a significant opportunity to further monetize our direct relationship with more than 5 million students both during and beyond their college years.

•
Increased Use of Online and Digital Platforms as Companions to Printed Course Materials: Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both traditional and digital platforms. Students and faculty are increasingly relying on online and digital platforms as a means to discover, consume and share educational content and access affordable non-traditional educational content, including online coursework and supplemental materials. Whereas some companies are creating digital delivery systems that would seek to make traditional textbooks obsolete, others are developing new technologies to complement traditional offerings. However, today, traditional print textbooks sold remain the first choice of students, according to the Student Monitor LLC, with 77% preferring a physical textbook (whether new, used, purchased or rented) over other options. In addition, printed course materials are the primary instructional resource for most courses and the highest revenue generator for most higher education publishers.

•
Highly-Fragmented Educational Content Market Presents Opportunity for Consolidation: The evolving market for educational content is increasingly competitive, with a broad array of content providers, digital content delivery platforms, educational enterprise providers and campus store operators that compete to serve this approximately $13 billion market in educational books alone. As the market for educational content evolves, we believe there will be a significant opportunity to increase our market share. The traditional college bookstore market is very fragmented, with approximately 52% of college and university affiliated bookstores owned and operated by the college or university (institutional stores). The campus store continues to be the main source for books, course materials and general merchandise, such as school-branded apparel and gifts, computer products, school and dormitory supplies, café and convenience items. According to NACS, college and university store sales totaled approximately $10.3 billion during 2013.

•
Distribution Network Evolving: The way course materials are distributed and consumed is changing significantly, a trend that is expected to continue. It is clear that significant change in the distribution of course materials is already underway as a result of start-ups promoting free online textbooks and generating revenue from related services, institutions licensing digital materials and providing them to students for a fee, or the surge of textbook rental programs in campus bookstores and online platforms. In addition to the campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, publishers’ direct sales to institutions and students and student-to-student marketplaces.

•
Expanding E-Commerce Business Focused on Athletics/Alumni: By rapidly scaling our dedicated alumni and fan e-commerce sites, we can leverage existing student and fan relationships, and exploit weak competition and grow market opportunities to drive increased sales of higher margin general merchandise product.

The marketplace for course materials is highly competitive. The campus bookstore is no longer the sole provider of course materials. Students have many choices and options, including e-commerce outlets, digital platform companies, and publishers’ direct sales to students.
The following companies compete directly with us: Akademos, a virtual bookstore and marketplace for academic institutions; Amazon.com, an e-commerce operator and a provider of contract services to colleges and universities; BBA Solutions, a college textbook retailer; bn.com, the e-commerce platform of Barnes & Noble; Chegg.com, an online textbook rental company; CourseSmart, a digital course materials provider; eCampus, an online provider of course materials; Follett Corporation, a contract operator of campus bookstores; MBS Direct, an online bookstore provider; and Rafter, a course materials management solution for higher educational institutions.

Index to Form 10-K Index to FS

Publishers are increasing efforts to sell directly to students, and technology companies, such as Apple, Google and Blackboard, are also increasing their digital offerings to students. In addition, student-to-student transactions are taking place on campuses and over the Internet.
Trends and Other Factors Affecting Our Business
Our business is dependent on the overall economic environment, college enrollment and consumer spending patterns. Our business is affected by funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on textbooks and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by existing students.
Historically, increasing enrollment has been a significant driver of sales growth at campus bookstores, a trend that is expected to continue. According to the National Center for Education Statistics of the U.S. Department of Education ("NCES"), total enrollment in post-secondary degree-granting institutions is expected to increase 15.5%, from 20.6 million in 2012 to 23.8 million in 2023 driven by increased demand for educational services.
We expect awards of new accounts resulting in new store openings will continue to be an important driver of future growth in our business. We are awarded additional contracts for stores as colleges and universities decide to outsource their bookstore, and we also obtain new contracts for stores that were previously operated by competitors. Sales trends are primarily impacted by new store openings, increasing the students and faculty served, as well as changes in comparable store sales and store closings. We close stores at the end of their contract terms due to low profitability or because the new contract has been awarded to a competitor. Over the last four years, we have consistently opened new stores increasing our total number of stores open from 636 at the beginning of Fiscal 2012 to 751 at the end of Fiscal 2016.
We continue to see increasing trends towards outsourcing in the campus bookstore market, including virtual bookstores and online marketplace websites. We also continue to see a variety of business models being pursued for the provision of textbooks, course materials and general merchandise. In addition to the competition in the services we provide to our customers, our textbook business faces significant price competition. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development.
As we expanded our textbook rental offerings, students have been shifting away from higher priced textbook purchases to lower priced rental options, which has resulted in lower textbook sales and increasing rental income. After several years of comparable store sales declines, primarily due to lower textbook unit volume, during the 52 weeks ended May 2, 2015, our comparable store sales trends improved for both textbooks and general merchandise. For the 52 weeks ended April 30, 2016, our comparable store sales declined primarily due to lower community college enrollment.
General merchandise sales have continued to increase as our product assortments continue to emphasize and reflect the changing consumer trends and we evolve our presentation concepts and merchandising of products in stores and online.
Contract costs, which are included in cost of sales, and primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense, have generally increased as a percentage of sales as a result of increased competition for renewals and new store contracts.
Prior to the recent restructuring of our digital operation, selling and administrative expenses have generally increased primarily as a result of our investments in Yuzu®, our eTextbook platform. Additionally, selling and administrative expenses have increased due to infrastructure costs to support growth and costs associated with being an independent publicly-traded company. In an effort to reduce and manage digital expenditures, while at the same time maintaining high quality digital products, we restructured our digital operations in Fiscal 2016. We are closing our Yuzu® offices and eliminating staffing in California and Washington. The total cost of severance, retention, and other restructuring costs (i.e. facility exit costs) related to our Yuzu® operations will be approximately $11 million. We incurred approximately $8.8 million of restructuring costs in Fiscal 2016 and expect the restructuring to be completed in the first quarter of Fiscal 2017.
Additionally, we have effectively outsourced the Yuzu® eTexbook reading platform and have acquired LoudCloud Systems, Inc., a sophisticated digital platform and analytics provider. With the implementation of these initiatives, we expect to operate with a lower digital cost structure in fiscal 2017, as compared to our historical Yuzu® digital spend in previous years.

Index to Form 10-K Index to FS

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
Segment
We have determined that we operate within a single reportable segment. We identified our single operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance.
Corporate History
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
On February 26, 2015, Barnes & Noble announced plans to Spin-Off its 100% equity interest in our Company. At the time of the Spin-Off on August 2, 2015, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”). Following the Spin-Off, Barnes & Noble does not own any equity interest in us. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. For details related to the Distribution of our Common Stock, see Item 8. Financial Statements and Supplementary Data - Note 6. Equity and Earnings Per Share.
In connection with the separation from Barnes & Noble, we entered into several agreements that govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation and also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. For information on our on-going agreements with Barnes & Noble, Inc. see Item 8. Financial Statements and Supplementary Data - Note 10. Barnes & Noble, Inc. Transactions.
EMPLOYEES
As of April 30, 2016, we had approximately 5,500 full time and regularly scheduled part-time employees. In addition, we typically hire approximately 13,000 or more additional temporary employees during peak periods. Our employees are not represented by unions, with the exception of 28 employees. We believe that our relationship with our employees is good.

Index to Form 10-K Index to FS

EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 25, 2016):

Name	Age	Position
Michael P. Huseby	61	Executive Chairman
Max J. Roberts	63	Chief Executive Officer
Patrick Maloney	60	Executive Vice President and Chief Operating Officer Executive Vice President and President, Barnes & Noble College
William Maloney	67	Executive Vice President
Barry Brover	55	Chief Financial Officer
Kanuj Malhotra	49	Chief Strategy and Development Officer and Chief Operating Officer, Digital Education
Suzanne E. Andrews	56	Vice President, General Counsel, and Corporate Secretary
Jay Chakrapani	45	Vice President, Chief Digital Officer
Stephen Culver	51	Vice President, Chief Information Officer
Thomas D. Donohue	46	Vice President, Treasurer and Investor Relations
Joel Friedman	65	Vice President, Chief Merchandising Officer
JoAnn Magill	62	Vice President, Chief Human Resources Officer
Lisa Malat	56	Vice President, Operations and Chief Marketing Officer
Seema C. Paul	52	Vice President, Chief Accounting Officer
Barnes & Noble Education, Inc. (the “Company”) became an independent publicly-traded company effective August 2, 2015 in connection with its spin-off from Barnes & Noble, Inc. Barnes & Noble College, is a subsidiary of the Company through which the college bookstore business is operated.
Michael P. Huseby, age 61, serves as our Executive Chairman, elected in August 2015, and a director, elected in July 2013. He has served as the Chief Executive Officer and a member of the board of directors of Barnes & Noble, Inc. from January 2014 until the Spin-Off. Previously, Mr. Huseby was appointed Chief Executive Officer of NOOK Media LLC and President of Barnes & Noble, Inc. in July 2013, and Chief Financial Officer of Barnes & Noble, Inc. in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company. He served on the Cablevision Systems Corporation Board in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., then the fourth largest cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 to May 2016. From 1999 to 2002, Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a provider of cable television services. In addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner.
Max J. Roberts, age 63, serves as our Chief Executive Officer. Mr. Roberts joined our company in 1996 as President, and has served as Chief Executive Officer, of Barnes & Noble College since August of 2013. Prior to joining Barnes & Noble College in 1996, Mr. Roberts held senior executive positions at Petrie Retail, R.H. Macy & Company and May Department Stores. Mr. Roberts started his professional career at the global public accounting firm of Touche Ross & Company (currently Deloitte).
Patrick Maloney, age 60, serves as our Executive Vice President and Chief Operating Officer. Mr. Maloney is also President of Barnes & Noble College. In this role, he oversees operations at all bookstores nationwide, including bookstore e-commerce, store design and construction, internal operations, learning and development, and book and general merchandising departments. Mr. Maloney began his career at Barnes & Noble in 1974 as a student and assistant manager at SUNY Stony Brook University.
William Maloney, age 67, serves as our Executive Vice President. Mr. Maloney has served as Executive Vice President of Barnes & Noble College since 2002. In this role, he oversees campus relations activities, builds partnerships and handles strategic planning and corporate marketing activities. Mr. Maloney began his career at Barnes & Noble in 1971 as a Regional Manager and Operations Director.
Barry Brover, age 55, serves as our Chief Financial Officer. In this role, he oversees all financial functions including treasury, investor relations, risk management, accounting, financial reporting, inventory control, accounts payable, internal audit, tax, financial planning and analysis. Mr. Brover has served as Chief Financial Officer of Barnes & Noble College since 2006. Mr. Brover joined Barnes & Noble College in 1986 and has held various executive positions with increasing responsibility. Prior to joining Barnes & Noble College, Mr. Brover started his career at KPMG where he earned his CPA.

Index to Form 10-K Index to FS

Kanuj Malhotra, age 49, serves as our Chief Strategy and Development Officer and Chief Operating Officer, Digital Education. Mr. Malhotra was appointed Chief Financial Officer of NOOK Media LLC in July 2013. He joined Barnes & Noble as Vice President of Corporate Development in May 2012. Prior to joining the Company, Mr. Malhotra was Vice President and Finance Head for Kaplan Test Prep, a division of The Washington Post Company, from 2011 to 2012. At Kaplan, he led a business transformation from physical test centers to a digital online learning platform. From 2008 to 2010, Mr. Malhotra was Chief Financial Officer of Sloane Square Partners LLC. Between 2005 and 2007, he was the Chief Financial Officer for the International Division of the Cendant Marketing Group and Affinion International, which was divested by Cendant Corporation to Apollo Management. Mr. Malhotra began his career in Mergers and Acquisitions at Lehman Brothers.
Suzanne E. Andrews, age 56, joined the Company in September 2015 as Vice President, General Counsel, and Corporate Secretary. She is responsible for all legal matters for Barnes & Noble Education, and its subsidiaries, including management of outside counsel. She provides guidance to the Company and its Board of Directors on all corporate governance and Securities and Exchange Commission matters, including public disclosures, mergers and acquisitions, compliance, intellectual property, vendor management, e-commerce, litigation, and employment. Prior to joining Barnes & Noble Education, Ms. Andrews served as General Counsel to Investors Bank from 2013 to 2015, and General Counsel to Healthcare Finance Group from 2004 to 2013. Ms. Andrews has also held positions with several law firms in New York.
Jay Chakrapani, age 45, joined the Company in August 2015 as our Chief Digital Officer. In this role he leads the product planning and development for the digital business and is responsible for development of digital content offerings and operations. Prior to joining the Company, Mr. Chakrapani served as President of CK-12 Foundation, a digital learning company, from February 2013 to January 2015 and prior to that he was with McGraw-Hill Higher Education-Digital from 2007 to 2013.
Stephen Culver, age 51, serves as our Vice President, Chief Information Officer and is responsible for overseeing the Company’s Information Technology operations and strategic development. Prior to joining Barnes & Noble College in 2005, Mr. Culver held leadership positions in both the private and public sectors. He owned and presided over an Information Technology consulting company, which specialized in the retail and wholesale industries. As CIO of Giorgio Armani Corporation, he led the Information Technology operations during the development and expansion of their North American operations.
Thomas D. Donohue, age 46, serves as our Vice President, Investor Relations and Treasurer. Mr. Donohue served as Treasurer of Barnes & Noble, Inc. since June 2012. In that role, he was responsible for the leadership and direction of all treasury activities including corporate finance, capital structure, cash management, financial risk management, international finance, debt management and relationships with financial institutions. Prior to joining Barnes & Noble Inc., he worked at The Interpublic Group of Companies for 12 years, a global provider of advertising and marketing services, where he served as Vice President, Assistant Treasurer, International from May 2004 to May 2012.
Joel Friedman, age 65, serves as our Vice President, Chief Merchandising Officer. In his time at Barnes & Noble College, Mr. Friedman has managed the non-book sales, developed store concepts and directed the planning, design and interior build outs of the Company’s many store renovations and new store projects. He joined Barnes & Noble College in 1998 after a 20 year career in department store merchandising of menswear apparel in Boston with Federated based Filene’s and Jordan Marsh, a five year term in product development and sourcing of menswear and children’s apparel with Fredrick Atkins and a one year term with Capital Mercury, a wholesale importer, running their product development and design department.
JoAnn Magill, age 62, serves as our Vice President, Chief Human Resources Officer. In her time at Barnes & Noble College, Ms. Magill has been responsible for the development, implementation, and coordination of policies, practices and programs to include employee relations, recruitment, benefits, payroll and compensation for the bookstores and home office. She joined the company in 2003 after a five year career as the Vice President of Human Resources for the AT&T Broadband Media Services Team. Prior to that she had an extensive 25 year career with Pathmark Supermarkets, where she held a variety of field and corporate leadership roles.
Lisa Malat, age 56, serves as our Vice President, Operations and Chief Consumer Marketing Officer. Ms. Malat provides strategic direction and executive oversight to Barnes & Noble College’s campus stores in the areas of consumer and corporate marketing, learning and development and in-store and e-commerce strategy and operational efficiencies. Prior to joining Barnes & Noble College in 1996, Ms. Malat held several senior level management positions at Macy’s, including roles in store operations, process re-engineering, distribution, customer service, and learning and development.
Seema C. Paul, age 52, joined the Company in July 2015 as our Vice President, Chief Accounting Officer. In this role she manages the external reporting and technical accounting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.

Index to Form 10-K Index to FS

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
The market for course materials, including textbooks and supplemental materials, is intensely competitive and subject to rapid change. We are experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eTextbooks, digital content and other merchandise directly to students; online resources, including open educational resources; publishers bypassing the bookstore distribution channel by selling directly to students and educational institutions; print-on-demand textbooks; textbook rental companies; and student-to-student transactions over the Internet. We also have competition from other college bookstore operators and educational content providers, including Akademos, a virtual bookstore and marketplace for academic institutions; Amazon.com, an e-commerce operator and a provider of contract services to colleges and universities; BBA Solutions, a college textbook retailer; bn.com, the e-commerce platform of Barnes & Noble; Chegg.com, an online textbook rental company; CourseSmart, a digital course materials provider; eCampus, an online provider of course materials; Follett Corporation, a contract operator of campus bookstores; MBS Direct, an online bookstore provider; and Rafter, a course materials management solution for higher educational institutions. We also have competition from providers of eTextbooks, such as Apple iTunes, CourseSmart, Blackboard, Rafter and Google; and various private textbook rental websites. In addition, Amazon, Akademos and Rafter have recently begun to develop relationships with colleges and universities to provide online bookstore solutions. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print textbooks, some of which may be more profitable or successful than our business model.
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
We face significant competition in retaining existing store contracts and when renewing those contracts as they expire. Our contracts are typically for five years with renewal options, but can range from one to 15 years, and most contracts are cancelable by either party without penalty with 90 to 120 days' notice. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.
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

Index to Form 10-K Index to FS

We face the risk of disruption of supplier relationships and/or supply chain and/or inventory surplus.
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2016, our four largest suppliers accounted for approximately 46% of our merchandise purchased, with the largest supplier accounting for approximately 19% of our merchandise purchased. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise.
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
In addition, we have significantly increased our textbook rental business, offering students a lower cost alternative to purchasing textbooks, which is also subject to certain inventory risks, such as textbooks not being resold or re-rented due to delayed returns or poor condition, or faculty members not continuing to adopt or use certain textbooks.
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
Our ability to grow depends upon a number of factors, including our ability to implement our strategic initiatives to retain and expand existing customer relationships, acquire new accounts, expand sales channels and marketing efforts, develop and market higher education digital products and adapt to changing industry trends. While we believe we have the capital resources, experience, management resources and internal systems to successfully operate our business, we may not be successful in implementing these strategies. Further, even if successfully implemented, our business strategy may not ultimately produce positive results.
Our strategy includes pursuing strategic acquisitions and partnerships and we may not be able to identify and successfully complete such transactions.
As part of our strategy, we have acquired, and, may in the future acquire, businesses or business operations, or enter into other business transactions, such as our recent acquisition of LoudCloud Systems, Inc. and strategic commercial agreement with Vital Source Technologies, Inc. We may not be able to identify suitable candidates for additional business combinations and strategic

Index to Form 10-K Index to FS

investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals, if any, or otherwise consummate such transactions on acceptable terms, or at all. Any strategic acquisitions or investments that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.
Our international expansion could result in additional risks.
Historically, our operations have been limited to the United States; however, we contract with service providers outside the United States and we recently have acquired operations in India (and we may continue to expand internationally). Such international expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including compliance with additional United States regulations and those of other nations applicable to international operations; cultural and language differences; currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate; restrictions on the repatriation of earnings; potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations; different regulatory requirements and other barriers to conducting business; and different or less stable political and economic environments. Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.
We face data security risks with respect to personal information.
Our business involves the receipt, storage, processing and transmission of personal information about customers and employees. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. Also, in connection with our student financial aid platform and the processing of university debit cards, we secure and have access to certain student personal information that has been provided to us by the universities we serve. Our handling and use of personal information is regulated at the international, federal and state levels and by industry standards, such as the Payment Card Industry Data Security Standard. As an entity that provides services to institutions of higher education, we are contractually bound to handle certain personal information from student education records in accordance with the requirements of Family Educational Rights and Privacy Act (“FERPA”). Privacy and information security laws, regulations, and industry standards change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes and may be difficult to achieve. If we fail to comply with these laws, regulations and standards, we could be subjected to legal risk. In addition, even if we fully comply with all laws, regulations and standards, and even though we have taken significant steps to protect personal information, we could experience a data security breach, and our reputation could be damaged, possibly resulting in a material breach of contract with one or more of our clients, lost future sales or decreased usage of credit and debit card products. Further, in the event that we disclose student information in violation of FERPA, the U.S. Department of Education could require a client to suspend our access to their student information for at least five years. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or affect investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.
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

Index to Form 10-K Index to FS

(including the costs associated with complying with the Patient Protection and Affordable Care Act). Changes in federal, state, local or international laws, rules or regulations relating to these matters could increase our costs of doing business or otherwise impact our business.
Changes in tax laws and regulations might adversely impact our businesses or financial performance.
We collected sales tax on the majority of the products and services that we sold in our respective prior fiscal years that were subject to sales tax, and we generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere in this Form 10-K reflect management’s best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, we cannot assure you that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, our businesses may be subject to claims for not collecting sales tax on the products and services we currently sell for which sales tax is not collected. In addition, our provision for income taxes and our obligation to pay income tax is based on existing federal, state and local tax laws. Changes to these laws, in particular as they relate to depreciation, amortization and cost of goods sold, could have a significant impact on our income tax provision, our projected cash tax liability, or both.
Our expansion into new products, services and technologies subjects us to additional business, legal, financial and competitive risks.
We may require additional capital in the future to sustain or grow our business. Our gross profits and margins in our newer activities may be lower than in our traditional activities, and we may not be successful enough in these newer activities to recoup our investments in them. In addition, we may have limited or no experience in our newer products and services, and our customers may not adopt our new product or service offerings. Some of these offerings may present new and difficult technological challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues.
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
In connection with the Spin-Off, Barnes & Noble granted us an exclusive, perpetual, fully paid up, non-transferable and non-assignable license to use the trademarks “Barnes & Noble College,” “B&N College,” “Barnes & Noble Education” and “B&N Education” and the non-exclusive, perpetual, fully paid up, non-transferable and non-assignable license to use the marks “Barnes & Noble,” “B&N” and “BN,” solely in connection with the contract management of college and university bookstores and other bookstores associated with academic institutions and related websites, as well as education products and services (including digital education products and services) and related websites. These restrictions may materially limit our ability to use the licensed marks in the expansion of our operations in the future. In addition, we are reliant on Barnes & Noble to maintain the licensed trademarks.

Index to Form 10-K Index to FS

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
In the past, Barnes & Noble provided us with various corporate services. Following the Spin-Off, Barnes & Noble has no obligation to provide us with assistance other than the transition services described under “Certain Relationships and Related Party Transactions—Agreements with Barnes & Noble” in our Prospectus dated July 15, 2015 and filed with SEC on that date. These services do not include every service that we have received from Barnes & Noble in the past, and Barnes & Noble is only obligated to provide these services for limited periods from the date of the Spin-Off. Accordingly, we now provide internally or obtain from unaffiliated third parties, the services we previously received from Barnes & Noble prior to the Spin-Off. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Barnes & Noble. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

Index to Form 10-K Index to FS

We have limited operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly-traded company and may not be a reliable indicator of our future results.
We derived the historical financial information (prior to the Spin-Off) included in this Form 10-K from Barnes & Noble’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent publicly-traded company during the periods presented (prior to the Spin-Off) or those that we will achieve in the future. This is primarily because of the following factors:

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

Following the Spin-Off, we are now also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. In addition, certain costs incurred by Barnes & Noble, including executive oversight, accounting, treasury, tax, legal, human resources, procurement, information technology and other shared services, had historically been allocated to us by Barnes & Noble; but these allocations may not reflect the future level of these costs to us as we provide these services ourselves. Therefore, our historical financial statements (prior to the Spin-Off) may not be indicative of our future performance as an independent publicly-traded company. We cannot assure you that our operating results will continue at a similar level when we are an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see Part II - Item 8. Financial Statements and Supplementary Data and Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
We may not be able to access the credit and capital markets at the times and in the amounts needed on acceptable terms.
From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Although we believe our current sources of capital will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, we have not previously accessed the capital markets as an independent public company, and our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence thereof, the liquidity of the overall capital markets and the state of the economy. We cannot assure you that we will have access to the capital markets at the times and in the amounts needed or on terms acceptable to us.
We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Barnes & Noble.
We entered into agreements with Barnes & Noble related to our separation from Barnes & Noble, including the Separation Agreement, Transition Services Agreement, Tax Matters Agreement, the Trademark License Agreement and Employee Matters Agreement, while we were still part of Barnes & Noble. Accordingly, these agreements may not reflect terms that would have resulted from arms-length negotiations between unaffiliated parties. The terms of the agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between Barnes & Noble and us. We may have received better terms from third parties than we received from Barnes & Noble because third parties would have competed with each other to win our business, but we are now bound by the terms of the agreements we entered into with Barnes & Noble. See “Certain Relationships and Related Party Transactions” in our Prospectus dated July 15, 2015 and filed with SEC on that date for more information.

Index to Form 10-K Index to FS

Risks Relating to our Common Stock and the Securities Market
Our stock price may fluctuate significantly.
We cannot predict the prices at which our Common Stock may trade. The market price of our Common Stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our businesses;

•	success or failure of our business strategies, including our digital education initiative;

•	our quarterly or annual earnings or those of other companies in our industries;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our Common Stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our Company and the college bookstore industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our Common Stock.
The concentration of our Common Stock ownership may limit our stockholders’ ability to influence corporate matters and may involve other risks.
A portion of our Common Stock is controlled by a few stockholders. This control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, we may take actions with which our other stockholders do not agree.
We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our Common Stock must come from increases in the fair market value and trading price of our Common Stock.
We do not intend to pay cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, for reinvestment in our business. Also, our credit agreements may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and any other factors our Board deems relevant. Therefore, any return on your investment in our Common Stock must come from increases in the fair market value and trading price of our Common Stock. For more information, see Part II - Item 5. Market for Registrants - Dividends.
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

Index to Form 10-K Index to FS

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
Item 1B. UNRESOLVED STAFF COMMENTS

None.
Item 2. PROPERTIES
Facilities
We lease approximately 81,000 square feet of space for our corporate headquarters in Basking Ridge, New Jersey, pursuant to a lease that expires in October 2023. We also lease approximately 12,000, 5,000 and 6,000 square feet of office space primarily for our digital operations in New York, New York, Dallas, Texas, and Mumbai, India pursuant to leases that expire in 2020, 2017 and 2017, respectively.
Our contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. The contracts for the 751 stores as of April 30, 2016 expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2017	49
2018	42
2019	33
2020	76
2021	61
2022 and later	490

Index to Form 10-K Index to FS

Item 3. LEGAL PROCEEDINGS
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
The litigation matter described below is the only material legal proceeding in which we are currently involved. Under the Separation Agreement, Barnes & Noble, Inc. is obligated to indemnify us against any expenses and liabilities incurred in connection with the matter; consequently, we do not expect an adverse outcome to this litigation to adversely impact our financial condition, results of operations or cash flows.
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
On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. The Court heard oral argument on September 28, 2015 on the post-trial motions on the jury’s infringement and validity determinations. On February 24, 2016, the Court issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent and ordered a new trial on damages with respect to ‘703 patent since the original damages award was a total award for both the ‘501 patent and the ‘703 patent. The court commenced a trial on June 23, 2016 to determine the damage award related to the '703 patent. The trial continued the following day but was not completed. The trial will be continued sometime this summer; however, a date has not yet been determined.
Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Index to Form 10-K Index to FS

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
As of April 30, 2016, 46,755,561 shares of our Common Stock and 0 shares of our preferred stock were outstanding. During the second quarter, 2,409,345 shares of Common Stock were reserved for future grants, in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Information - Note 13. Stock-Based Compensation.
The following table sets forth the high and low stock prices of our common stock for the quarterly periods indicated since August 3, 3015:

	Fiscal 2016
	High	Low
Second Quarter	$15.34	$11.75
Third Quarter	$15.49	$8.15
Fourth Quarter	$11.93	$8.71
On June 17, 2016, there were approximately 845 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $9.72 per share.
Dividends
We have not, and we do not intend to pay cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, for reinvestment in our business. Any credit agreements which we may enter into, including the Credit Facility entered into on August 3, 2016, may restrict our ability to pay dividends. The payment of dividends in the future will be subject to the discretion of our Board of Directors and will depend, among other things, on our financial condition, results of operations, cash requirements, future prospects and any other factors our Board of Directors deems relevant.

Issuer Purchases of Equity Securities
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2016, we repurchased 1,715,269 shares for approximately $16.6 million at a weighted average cost per share of $9.95.
During the year ended April 30, 2016, we also repurchased 174,511 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Index to Form 10-K Index to FS

The following table provides information as of April 30, 2016 with respect to shares of common stock we purchased during the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2016 - February 27, 2016	177,620	$10.34	177,620	$40,068,343
February 28, 2016 - April 2, 2016	302,021	$10.14	302,021	$37,065,337
April 3, 2016 - April 30, 2016	385,786	$9.54	385,786	$33,387,825
	865,427	$10.01	865,427

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Sales:
Product sales and other (b)	$1,579,617	$1,544,975	$1,536,180	$1,631,454	$1,647,014
Rental income (c)	228,412	228,023	211,742	131,793	96,161
Total sales	1,808,029	1,772,998	1,747,922	1,763,247	1,743,175
Cost of sales:
Product and other cost of sales	1,224,955	1,198,300	1,180,727	1,270,381	1,284,691
Rental cost of sales	129,725	131,125	130,430	88,250	64,046
Total cost of sales	1,354,680	1,329,425	1,311,157	1,358,631	1,348,737
Gross profit	453,349	443,573	436,765	404,616	394,438
Selling and administrative expenses	375,219	359,504	330,426	302,902	283,215
Depreciation and amortization expense	52,690	50,509	48,014	46,849	45,343
Impairment loss (non-cash) (d)	11,987	—	—	—	—
Restructuring costs (d)	8,830	—	—	—	—
Operating income	4,623	33,560	58,325	54,865	65,880
Interest expense, net	1,872	210	385	4,871	5,684
Earnings before taxes	2,751	33,350	57,940	49,994	60,196
Income taxes	2,667	14,218	22,834	19,820	23,771
Net income	$84	$19,132	$35,106	$30,174	$36,425

Earnings per common share (e):
Basic	$—	$0.33	$0.88	$0.78	$0.99
Diluted	$—	$0.33	$0.88	$0.78	$0.99
Weighted average common shares (thousands)(e):
Basic	46,238	38,452	37,270	36,812	36,237
Diluted	46,479	38,493	37,275	36,812	36,237

Index to Form 10-K Index to FS

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2016	2015	2014	2013	2012
OTHER OPERATING DATA:
Adjusted EBITDA (non-GAAP) (f)	$80,528	$84,069	$106,339	$101,714	$111,223
Adjusted Earnings (non-GAAP) (f)	$15,462	$19,132	$35,106	$30,174	$36,425
Capital expenditures	$50,790	$48,452	$38,253	$38,760	$40,479
Comparable store sales (decrease) increase (g)	(1.9)%	0.1%	(2.7)%	(1.2)%	(0.3)%
Number of stores at period end	751	724	700	686	647
BALANCE SHEET DATA (at period end):
Total assets	$1,071,683	$1,090,668	$1,109,919	$1,006,237	$954,067
Total liabilities	$363,297	$363,999	$360,282	$358,208	$336,295
Long-term debt (h)	$—	$—	$—	$—	$—
Preferred membership interests	$—	$—	$383,397	$381,627	$—
Parent company equity	$—	$726,669	$366,240	$266,402	$617,772
Total stockholders' equity	$708,386	$—	$—	$—	$—

(a)
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2016” means the 52 weeks ended April 30, 2016, “Fiscal 2015” means the 52 weeks ended May 2, 2015, “Fiscal 2014” means the 53 weeks ended May 3, 2014, “Fiscal 2013” means the 52 weeks ended April 27, 2013, and “Fiscal 2012” means the 52 weeks ended April 28, 2012.

(b)
Product sales and other revenue include sales of new and used physical and digital textbooks, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items, graduation products and other.

(c)	Rental income includes the rental of physical and digital textbooks.

(d)
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $12.0 million related to all of the capitalized content costs for the Yuzu® eTextbook platform ($9 million), and recorded a non-recurring other than temporary loss related to an investment held at cost ($3 million).  Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. The cost of severance, retention, and other restructuring costs (i.e. facility exit costs) of $8.8 million in fiscal 2016. We expect the restructuring to be completed in the first quarter of fiscal 2017.

(e)
For periods prior to the Spin-Off from Barnes & Noble, Inc. on August 2, 2015, basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble, Inc. common stock outstanding as of the end of the period, adjusted for the distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble, Inc. common stock held on the record date for the Spin-Off. Additionally, for period prior to the Spin-Off, diluted earnings per share and weighted-average diluted shares outstanding reflect potential common shares from Barnes & Noble, Inc. equity plans in which our employees participated. Certain of our employees held restricted stock units and stock options granted by Barnes & Noble, Inc. which were considered participating securities.

(f)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures as defined by the Securities and Exchange Commission (the “SEC”). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA (non-GAAP) and - Adjusted Earnings (non-GAAP).

(g)
Comparable store sales increase (decrease) is calculated on a 52-week basis, including sales from stores that have been open for at least 15 months and does not include sales from closed stores for all periods presented. In Fiscal 2012 through Fiscal 2014, as we developed our textbook rental business, comparable store sales reflected the retail selling price of a new or used textbook when rented, rather than solely the rental fees received, to provide a more representative comparable store sales figure. Beginning with the 26 weeks ended November 1, 2014, as a result of the significant expansion of the textbook rental business as compared to prior periods, our comparable store sales are determined based upon the actual revenue received from textbook rentals and are no longer adjusted to reflect the equivalent textbook retail selling price.

(h)
Prior to or at the time of the Spin-Off, we were party to an amended and restated credit facility with Barnes & Noble, Inc. All outstanding debt under this Credit Facility was recorded on Barnes & Noble, Inc.’s balance sheet. On August 3, 2015, we entered into a credit agreement under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million. As of April 30, 2016, we had no borrowings outstanding under our Credit Facility.

Index to Form 10-K Index to FS

Item 7.	MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble” refer to Barnes & Noble, Inc., a Delaware corporation, and its consolidated subsidiaries (other than Barnes & Noble Education, Inc. and its consolidated subsidiaries) unless the context otherwise requires. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2016” means the 52 weeks ended April 30, 2016, “Fiscal 2015” means the 52 weeks ended May 2, 2015, and “Fiscal 2014” means the 53 weeks ended May 3, 2014.
Overview
Description of business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 751 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
Overall educational spending in the United States continues to increase dramatically, and as tuition and other costs rise, colleges and universities face pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. While traditional print textbooks remain the first choice of students, demand for alternative forms of educational materials is growing.
We offer a comprehensive set of products and services to help students, faculty and administrators achieve their shared educational and social goals on college and university campuses across the United States. As one of the largest contract operators of bookstores and a provider of digital education services, we operate as a focal point for college life and learning, advancing the educational mission of our institution partners, enlivening campus culture and delivering an important revenue stream to our partner schools.
For over 5 million students and their faculty, our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent; emblematic apparel and gifts; trade books; computer products; school and dorm supplies; café; convenience food and beverages; and graduation products. Through multi-year management service agreements with our schools, we typically have the exclusive right to operate the official school bookstore on college campuses. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. We create seamless retail experiences for our customers, both in our dynamic physical stores and on our official school-branded e-commerce sites for each school.
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. Our stores are operated under 472 contracts, some of which cover multiple store locations, and 165 of our college and university affiliated bookstores are co-branded with the Barnes & Noble name.
Fiscal 2016 was an excellent year for new store signings, and we have a strong pipeline of new business opportunities. During the 2016 fiscal year, we opened 39 stores with estimated first year annual sales of $64 million. In addition, as of June 17, 2016, we have signed additional contracts for 32 new stores with estimated first year annual sales of $109 million. We expect these new stores to open during our fiscal year 2017.
We are well positioned to benefit from the continuing trend towards outsourcing across the campus bookstore market given our brand, reputation with institutions, students and faculty for service and our full suite of products and services including: bookstore management, textbook rental and digital delivery.
For additional information related to our comprehensive learning solutions, customer and distribution network, and business conditions, see Part I - Item 1. Business.

Index to Form 10-K Index to FS

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•	Increasing our Market Share with New Accounts.

•	Adapting our Merchandising Strategy and Product and Service Offerings.

•	Developing our Scalable and Leading Digital Product and Solution Set.

•	Expanding Strategic Opportunities through Acquisitions and Partnerships.
For additional information related to our Strategies, see Part I - Item 1. Business - Overview - Offering - Comprehensive Learning Solutions - Growth Drivers.
Segment
We have determined that we operate within a single reportable segment. We identified our single operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance.
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
Trends and Other Factors Affecting Our Business
Our business is dependent on the overall economic environment, college enrollment and consumer spending patterns. Our business is affected by funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on textbooks and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by existing students.
For a discussion of our trends and other factors affecting our business, see Part I - Item 1. Business - Overview - Offering - Comprehensive Learning Solutions - Trends and Other Factors Affecting Our Business.
Results of Operations
Elements of Results of Operations
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
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization and management service agreement costs, including rent expense, related to our college and university contracts and by other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as executive oversight, merchandising, field support, finance, human resources, benefits, training, legal, and information technology, as well as our investments in our digital platform.
Stand-alone financial statements (Prior to the Spin-Off)
The results of operations for the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off), (collectively referred to as the "stand-alone periods") reflected in our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us. For additional information, see Part II - Item 8. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions.

Index to Form 10-K Index to FS

Consolidated financial statements (Subsequent to the Spin-Off)
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 39 weeks ended April 30, 2016 (i.e. second, third and fourth quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Part II - Item 8. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions.
Results of Operations - Summary

	Fiscal Year (a)
Dollars in thousands	2016	2015	2014
Sales:
Product sales and other	$1,579,617	$1,544,975	$1,536,180
Rental income	228,412	228,023	211,742
Total sales	$1,808,029	$1,772,998	$1,747,922

Net income	$84	$19,132	$35,106

Adjusted EBITDA (non-GAAP) (b)	$80,528	$84,069	$106,339

Adjusted Earnings (non-GAAP) (c)	$15,462	$19,132	$35,106

Comparable store sales (decrease) increase (d)	(1.9)%	0.1%	(2.7)%
Stores opened	39	48	30
Stores closed	12	24	16
Number of stores open at end of period	751	724	700

(a)
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2016” means the 52 weeks ended April 30, 2016, “Fiscal 2015” means the 52 weeks ended May 2, 2015 and “Fiscal 2014” means the 53 weeks ended May 3, 2014.

(b)	Adjusted EBITDA is a non-GAAP financial measure. See Adjusted EBITDA (non-GAAP) discussion below.

(c)	Adjusted Earnings is a non-GAAP financial measure. See Adjusted Earnings (non-GAAP) discussion below.

(d)
Comparable store sales increase (decrease) is calculated on a 52-week basis, including sales from stores that have been open for at least 15 months and does not include sales from closed stores for all periods presented. In Fiscal 2012 through Fiscal 2014, as we developed our textbook rental business, comparable store sales reflected the retail selling price of a new or used textbook when rented, rather than solely the rental fees received, to provide a more representative comparable store sales figure. Beginning with the 26 weeks ended November 1, 2014, as a result of the significant expansion of the textbook rental business as compared to prior periods, our comparable store sales are determined based upon the actual revenue received from textbook rentals, and are no longer adjusted to reflect the equivalent textbook retail selling price.

Index to Form 10-K Index to FS

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales of the Company:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales:
Product sales and other	87.4%	87.1%	87.9%
Rental income	12.6	12.9%	12.1
Total sales	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	77.5	77.6	76.9
Rental cost of sales (a)	56.8	57.5	61.6
Total cost of sales	74.9	75.0	75.0
Gross margin	25.1	25.0	25.0
Selling and administrative expenses	20.8	20.3	18.9
Depreciation and amortization expense	2.9	2.8	2.7
Impairment loss	0.7	—	—
Restructuring costs	0.5	—	—
Operating income	0.2	1.9	3.3
Interest expense, net	0.1	—	—
Income before income taxes	0.1	1.9	3.3
Income tax expense	0.1	0.8	1.3
Net income	—%	1.1%	2.0%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.
Results of Operations - 52 weeks ended April 30, 2016 compared with the 52 weeks ended May 2, 2015
Sales
The following table summarizes our sales for the 52 weeks ended April 30, 2016 and May 2, 2015:

	52 weeks ended
Dollars in thousands	April 30, 2016	May 2, 2015
Product sales and other	$1,579,617	$1,544,975
Rental income	228,412	228,023
Total Sales	$1,808,029	$1,772,998
Our sales increased $35.0 million, or 2.0%, to $1,808.0 million during the 52 weeks ended April 30, 2016 from $1,773.0 million during the 52 weeks ended May 2, 2015. New store openings over the past year increased sales by $77.2 million, partially offset by closed stores, which decreased sales by $9.4 million.
Comparable store sales decreased 1.9%, or $31.7 million, for the comparable 52 week sales period. Comparable store sales were negatively impacted by student enrollment, specifically in two-year community colleges. Textbook revenue decreased $43.9 million, primarily due to lower new and used textbook sales. This decrease was partially offset by a $13.3 million, or 2.6%, increase in general merchandise sales, primarily due to higher emblematic apparel, gift and graduation product sales, which were partially offset by lower technology product sales.
We added 39 new stores and closed 12 stores during the 52 weeks ended April 30, 2016, ending the period with a total of 751 stores.

Index to Form 10-K Index to FS

Cost of Sales and Gross Margin
The following table summarizes our cost of sales for the 52 weeks ended April 30, 2016 and May 2, 2015:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2016	% of Related Sales	May 2, 2015	% of Related Sales
Product and other cost of sales	$1,224,955	77.5%	$1,198,300	77.6%
Rental cost of sales	129,725	56.8%	131,125	57.5%
Total Cost of Sales	$1,354,680	74.9%	$1,329,425	75.0%
The following table summarizes our gross margin for the 52 weeks ended April 30, 2016 and May 2, 2015:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2016	% of Related Sales	May 2, 2015	% of Related Sales
Product and other gross margin	$354,662	22.5%	$346,675	22.4%
Rental gross margin	98,687	43.2%	96,898	42.5%
Gross Margin	$453,349	25.1%	$443,573	25.0%
Our cost of sales decreased as a percentage of sales to 74.9% during the 52 weeks ended April 30, 2016 compared to 75.0% during the 52 weeks ended May 2, 2015. The decrease was due to the matters discussed below.
Our gross margin increased $9.8 million, or 2.2%, to $453.3 million, or 25.1% of sales, during the 52 weeks ended April 30, 2016 from $443.6 million, or 25.0% of sales, during the 52 weeks ended May 2, 2015. Gross margin as a percentage of sales increased due to margin improvements and a favorable sales mix, partially offset by higher costs related to our college and university contracts resulting from contract renewals and new store contracts as discussed below:

•
Product and other gross margin increased (10 basis points), driven primarily by margin improvements (20 basis points), predominately as a result of improved inventory management strategies for textbooks, and a favorable sales mix (20 basis points) resulting from an increase in higher margin general merchandise as a percentage of sales, partially offset by increased costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (70 basis points), driven primarily by margin improvements (150 basis points) and a favorable rental mix (10 basis points), partially offset by increased costs related to our college and university contracts (90 basis points) resulting from contract renewals and new store contracts.

Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2016	% of Sales	May 2, 2015	% of Sales
Total Selling and Administrative Expenses	$375,219	20.8%	$359,504	20.3%
During the 52 weeks ended April 30, 2016, selling and administrative expenses increased $15.7 million, or 4.4%, to $375.2 million from $359.5 million during the 52 weeks ended May 2, 2015. The increase was due primarily to an $8.8 million increase in new store payroll and operating expenses (net of closed stores) as a result of a $67.8 million increase in new store sales (net of closed stores). Also contributing to the increase was a $5.0 million increase in corporate payroll and infrastructure costs to support business growth including incremental costs associated with our separation from Barnes & Noble, Inc., a $2.1 million increase in comparable store payroll and operating expenses (including a $1.9 million increase in employee benefit costs primarily due to higher medical claims costs), and $2.4 million of transaction costs incurred for business development and acquisitions. These increases were partially offset by a $2.4 million decrease in digital expenses related to Yuzu® and LoudCloud. See Impairment Loss (Non-cash) and Restructuring Costs discussion below.
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2016	% of Sales	May 2, 2015	% of Sales
Total Depreciation and Amortization Expense	$52,690	2.9%	$50,509	2.8%

Index to Form 10-K Index to FS

Depreciation and amortization expense increased $2.2 million, or 4.3%, to $52.7 million during the 52 weeks ended April 30, 2016 from $50.5 million during the 52 weeks ended May 2, 2015. This increase was primarily attributable to additional capital expenditures.
Impairment Loss (non-cash) and Restructuring Costs
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $12.0 million related to all of the capitalized content costs for the Yuzu® eTextbook platform ($9 million), and recorded a non-recurring other than temporary loss related to an investment held at cost ($3 million).
Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. The cost of severance, retention, and other restructuring costs (i.e. facility exit costs) is $8.8 million in fiscal 2016. We expect the restructuring to be completed in the first quarter of fiscal 2017.
Operating Income

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2016	% of Sales	May 2, 2015	% of Sales
Total Operating Income	$4,623	0.2%	$33,560	1.9%
Our operating income was $4.6 million during the 52 weeks ended April 30, 2016 compared to $33.6 million during the 52 weeks ended May 2, 2015. This decrease was due to the matters discussed above. Excluding the impairment loss of $12.0 million, restructuring costs of $8.8 million, and transaction costs (included in selling and administrative expenses) of $2.4 million, we reported operating income of $27.8 million (or 1.5% of sales) during the 52 weeks ended April 30, 2016, compared with operating income of $33.6 million (1.9% of sales) during the 52 weeks ended May 2, 2015.
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 30, 2016	May 2, 2015
Interest Expense, Net	$1,872	$210
Net interest expense increased $1.7 million to $1.9 million during the 52 weeks ended April 30, 2016 from $0.2 million during the 52 weeks ended May 2, 2015 primarily due to increased borrowings under the Credit Facility entered into during fiscal 2016.
Income Tax Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2016	Effective Rate	May 2, 2015	Effective Rate
Income Tax Expense	$2,667	96.9%	$14,218	42.6%
We recorded an income tax expense of $2.7 million on pre-tax income of $2.8 million during the 52 weeks ended April 30, 2016, which represented an effective income tax rate of 96.9% and an income tax expense of $14.2 million on pre-tax income of $33.4 million during the 52 weeks ended May 2, 2015, which represented an effective income tax rate of 42.6%.
The income tax provision for the 52 weeks ended April 30, 2016 reflects the impact of nondeductible expenses, including certain restructuring costs, partially offset by beneficial rate changes and income tax credits.
Net Income

	52 weeks ended
Dollars in thousands	April 30, 2016	May 2, 2015
Net Income	$84	$19,132
As a result of the factors discussed above, we reported net income of $0.1 million during the 52 weeks ended April 30, 2016, compared with net income of $19.1 million during the 52 weeks ended May 2, 2015. Adjusted Earnings (non-GAAP) is $15.5 million during the 52 weeks ended April 30, 2016, compared with $19.1 million during the 52 weeks ended May 2, 2015. See Adjusted Earnings (non-GAAP) discussion below.

Index to Form 10-K Index to FS

Results of Operations - 52 weeks ended May 2, 2015 compared with the 53 weeks ended May 3, 2014
Sales
The following table summarizes our sales for the 52 weeks ended May 2, 2015 and the 53 weeks ended May 3, 2014:

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2015	May 3, 2014
Product sales and other	$1,544,975	$1,536,180
Rental income	228,023	211,742
Total Sales	$1,772,998	$1,747,922
Our sales increased $25.1 million, or 1.4%, to $1,773.0 million during the 52 weeks ended May 2, 2015 from $1,748.0 million during the 53 weeks ended May 3, 2014. The inclusion of the 53rd week in the prior year contributed $14.6 million of additional sales in Fiscal 2014. Excluding the 53rd week, sales increased $39.7 million, or 2.3%, for the year. New store openings over the past year increased sales by $71.0 million, partially offset by closed stores, which decreased sales by $22.9 million.
Comparable store sales increased 0.1% for the comparable sales period with a decrease in comparable store sales dollars by $13.9 million, impacted by the 53rd week. General merchandise sales increased $22.2 million, or 4.7%, primarily due to strong emblematic apparel sales, partially offset by $17.9 million in decreased textbook sales as students continued to shift to lower priced rentals. General merchandise sales have continued to increase as our product assortments continue to emphasize and reflect the changing consumer trends and we evolve our presentation concepts and merchandising of product in stores and online.
We added 48 new stores and closed 24 stores during the 52 weeks ended May 2, 2015, ending the period with a total of 724 stores.
Cost of Sales and Gross Margin
The following table summarizes our cost of sales for the 52 weeks ended May 2, 2015 and 53 weeks ended May 3, 2014:

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2015	% of Related Sales	May 3, 2014	% of Related Sales
Product and other cost of sales	$1,198,300	77.6%	$1,180,727	76.9%
Rental cost of sales	131,125	57.5%	130,430	61.6%
Total Cost of Sales	$1,329,425	75.0%	$1,311,157	75.0%
The following table summarizes our gross margin for the 52 weeks ended May 2, 2015 and 53 weeks ended May 3, 2014:

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2015	% of Sales	May 3, 2014	% of Sales
Product and other gross margin	$346,675	22.4%	$355,453	23.1%
Rental gross margin	96,898	42.5%	81,312	38.4%
Gross Margin	$443,573	25.0%	$436,765	25.0%
Our cost of sales as a percentage of sales remained flat at 75.0% during the 52 weeks ended May 2, 2015 compared to the 53 weeks ended May 3, 2014. This was due to the matters discussed below.
Our gross margin increased $6.8 million, or 1.6%, to $443.6 million, or 25.0% of sales, during the 52 weeks ended May 2, 2015 from $436.8 million, or 25.0% of sales, during the 53 weeks ended May 3, 2014. Gross margin as a percentage of sales was unchanged as higher costs related to our college and university contracts resulting from contract renewals and new store contracts and comparison to prior year’s favorable LIFO adjustment of $7.7 million were offset by a favorable sales mix and margin improvements as discussed below:

•
Product and other gross margin decreased (70 basis points), primarily driven by comparison to prior year’s favorable LIFO adjustment (50 basis points) and increased costs related to our college and university contracts (15 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (410 basis points), primarily driven by margin improvements (660 basis points) and a favorable rental mix (80 basis points), partially offset by increased costs related to our college and university contracts (330 basis points) resulting from contract renewals and new store contracts.

Index to Form 10-K Index to FS

Selling and Administrative Expenses

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2015	% of Sales	May 3, 2014	% of Sales
Total Selling and Administrative Expenses	$359,504	20.3%	$330,426	18.9%
Selling and administrative expenses increased $29.1 million, or 8.8%, to $359.5 million during the 52 weeks ended May 2, 2015 from $330.4 million during the 53 weeks ended May 3, 2014. The increase was primarily due to a $12.8 million increase in corporate payroll and infrastructure costs to support business growth, an $8.1 million increase in comparable store payroll and operating expenses, a $6.2 million increase in new store payroll and operating expenses (net of closed stores) and a $3.0 million increase in Yuzu® expenses.
Depreciation and Amortization Expense

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2015	% of Sales	May 3, 2014	% of Sales
Total Depreciation and Amortization Expense	$50,509	2.8%	$48,014	2.7%
Depreciation and amortization expense increased $2.5 million, or 5.2%, to $50.5 million during the 52 weeks ended May 2, 2015 from $48.0 million during the 53 weeks ended May 3, 2014. This increase was primarily attributable to additional capital expenditures.
Operating Income

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2015	% of Sales	May 3, 2014	% of Sales
Total Operating Profit	$33,560	1.9%	$58,325	3.3%
Our operating income decreased $24.8 million, or 42.2%, to $33.6 million during the 52 weeks ended May 2, 2015 from $58.3 million during the 53 weeks ended May 3, 2014. This decrease was due to the matters discussed above.
Interest Expense, Net

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2015	May 3, 2014
Interest Expense, Net	$210	$385
Net interest expense decreased $0.2 million, or 45.5%, to $0.2 million during the 52 weeks ended May 2, 2015 from $0.4 million during the 53 weeks ended May 3, 2014.
Income Tax Expense

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2015	Effective Rate	May 3, 2014	Effective Rate
Income Tax Expense	$14,218	42.6%	$22,834	39.4%
We recorded an income tax provision of $14.2 million during the 52 weeks ended May 2, 2015 compared with an income tax provision of $22.8 million during the 53 weeks ended May 3, 2014. Our effective tax rate was 42.6% for the 52 weeks ended May 2, 2015 compared with an effective tax rate of 39.4% during the 53 weeks ended May 3, 2014.
Net Income

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2015	May 3, 2014
Net Income	$19,132	$35,106
As a result of the factors discussed above, we reported net income of $19.1 million during the 52 weeks ended May 2, 2015, compared with net income of $35.1 million during the 53 weeks ended May 3, 2014.

Index to Form 10-K Index to FS

Adjusted EBITDA (non-GAAP)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA, which is a non-GAAP financial measure under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for additional items and subtracted from or added to net income.
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Form 10-K and the reconciliation from Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from Adjusted EBITDA to net income are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
We believe that Adjusted EBITDA is a useful performance measure, and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our Board of Directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations. We review this non-GAAP measure internally to evaluate our performance and manage our operations. We believe that the inclusion of Adjusted EBITDA results provides investors useful and important information regarding our operating results.

Dollars in thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income	$84	$19,132	$35,106
Add:
Depreciation and amortization expense	52,690	50,509	48,014
Interest expense, net	1,872	210	385
Income tax expense	2,667	14,218	22,834
Impairment loss (non-cash) (a)	11,987	—	—
Restructuring costs (a)	8,830	—	—
Transaction costs (b)	2,398	—	—
Adjusted EBITDA (non-GAAP)	$80,528	$84,069	$106,339
(a) See Management Discussion and Analysis - Results of Operations discussion above.
(b) Transaction costs are costs incurred for business development and acquisitions, and are included in selling and administrative expenses in the consolidated statements of operations.
Adjusted Earnings (non-GAAP)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted Earnings, which is a non-GAAP financial measure under SEC regulations. We define Adjusted Earnings as net income as adjusted for additional items and subtracted from or added to net income.
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Form 10-K and the reconciliation from Adjusted Earnings to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from Adjusted Earnings to net income are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.

Index to Form 10-K Index to FS

This non-GAAP financial measure is not intended as a substitute for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of this non-GAAP financial measure may be different from an Adjusted Earnings measure used by other companies, limiting its usefulness for comparison purposes. Adjusted Earnings should not be considered as an alternative to net income as an indicator of our performance or any other measures of performance derived in accordance with GAAP. As noted above, Adjusted Earnings has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. The limitations of Adjusted Earnings include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; and (iii) it does not reflect income tax payments we may be required to make.
We believe that Adjusted Earnings is a useful performance measure, and it is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our Board of Directors and management also use Adjusted Earnings as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations. We review this non-GAAP measure internally to evaluate our performance and manage our operations. We believe that the inclusion of Adjusted Earnings results provides investors useful and important information regarding our operating results.

Dollars in thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income	$84	$19,132	$35,106
Reconciling items, after-tax (below)	15,378	—	—
Adjusted Earnings (non-GAAP)	$15,462	$19,132	$35,106

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$11,987	$—	$—
Restructuring costs (a)	8,830	—	—
Transaction costs (b)	2,398	—	—
Reconciling items, pre-tax	23,215	—	—
Less: Pro forma income tax impact (c)	7,837	—	—
Reconciling items, after-tax	$15,378	$—	$—
(a) See Management Discussion and Analysis - Results of Operations discussion above.
(b) Transaction costs are costs incurred for business development and acquisitions, and are included in selling and administrative expenses in the consolidated statements of operations.

(c)	Represents the projected reduction in income tax expense based on our current combined federal and state aggregate income tax rate.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit facility and short-term vendor financing.
Prior to the Spin-Off on August 2, 2015, we were party to the Credit Facility held by Barnes & Noble, Inc. ("B&N Credit Facility"). The B&N Credit Facility provided for up to $1 billion in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016. The B&N Credit Facility was secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. We were a borrower and co-guarantor of all amounts owing under the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet prior to the Spin-Off on August 2, 2015.
On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “BNED Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below. As of April 30, 2016, we had no outstanding borrowings under the BNED Credit Facility.
As of April 30, 2016, Other long-term liabilities includes $69.3 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.

Index to Form 10-K Index to FS

Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2016, we repurchased 1,715,269 shares for approximately $16.6 million at a weighted average cost per share of $9.95. As of April 30, 2016, approximately $33.4 million remains available under the stock repurchase program.
During Fiscal 2016, we also repurchased 174,511 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Sources and Uses of Cash Flow

Dollars in thousands	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash and cash equivalents at beginning of period	$44,816	$132,117	$54,697
Net cash flows provided by operating activities	82,781	17,725	50,736
Net cash flows used in investing activities	(70,740)	(58,185)	(37,445)
Net cash flows (used in) provided by financing activities	(28,289)	(46,841)	64,129
Cash and cash equivalents at end of period	$28,568	$44,816	$132,117
Cash Flow from Operating Activities
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
Cash flows provided by operating activities during Fiscal 2016 were $82.8 million compared to $17.7 million during Fiscal 2015. This net change of $65.1 million was primarily due changes in working capital, including receipts of a $38.2 million receivable from Barnes & Noble, Inc., which was paid at the time of the Spin-Off, and changes in deferred taxes.
Cash flows provided by operating activities during Fiscal 2015 were $17.7 million compared to $50.7 million during Fiscal 2014. This decrease of $33.0 million was primarily due to a $38.2 million receivable from Barnes & Noble, Inc. which was paid at the time of the Spin-Off.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during Fiscal 2016 were $(70.7) million compared to $(58.2) million during Fiscal 2015. The increase is primarily due to the acquisition of LoudCloud Systems, Inc. for $17.9 million in Fiscal 2016. Capital expenditures totaled $50.8 million and $48.5 million during Fiscal 2016 and Fiscal 2015, respectively.
Cash flows used in investing activities during Fiscal 2015 were $(58.2) million compared to $(37.4) million during Fiscal 2014. Capital expenditures totaled $48.5 million and $38.3 million during Fiscal 2015 and Fiscal 2014, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during Fiscal 2016 decreased by $18.6 million compared to Fiscal 2015 primarily due to the acquisition of Preferred Membership Interests of $76.2 million in the prior year, offset by the net change in the Barnes & Noble, Inc. investment of $35.8 million, and increased payments for common stock repurchased of $18.6 million and deferred financing costs of $3.3 million.
Cash flows used in financing activities during Fiscal 2015 were $(46.8) million compared to inflows of $64.1 million during Fiscal 2014. During Fiscal 2015, we acquired the preferred membership interests from Microsoft and Pearson, resulting in a $76.2 million payment. The receipts in Fiscal 2014 represent net transfers from Barnes & Noble, including NOOK Media partnership activities.

Index to Form 10-K Index to FS

Financing Arrangements
Until August 3, 2015, we were party to the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet prior to the Spin-Off on August 2, 2015.
On August 3, 2015, we, and certain of our subsidiaries from time to time party thereto, entered into the Credit Agreement with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million under the BNED Credit Facility. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the BNED Credit Facility.
The Company and certain of its subsidiaries (collectively, the “Loan Parties”) will be permitted to borrow under the BNED Credit Facility. The BNED Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the BNED Credit Facility, but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. The Company has the option to request an increase in commitments under the BNED Credit Facility of up to $100 million, subject to certain restrictions.
As of April 30, 2016, we had no outstanding borrowings under the BNED Credit Facility. During Fiscal 2016, we borrowed and repaid $60.6 million under the BNED Credit Facility. As of April 30, 2016, we have issued $3.6 million in letters of credit under the facility.
During Fiscal 2016, we incurred debt issuance costs totaling $3.3 million related to the BNED Credit Facility. The debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the credit agreement.
Interest under the BNED Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the BNED Credit Facility. Loans will initially bear interest at LIBOR plus 2.000% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.000% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.750% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.750% per annum), based upon the excess availability under the BNED Credit Facility at such time.
The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the BNED Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Loan Parties’ cash.
The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Agreement as of April 30, 2016.
We believe that our future cash from operations, access to borrowings under the BNED Credit Facility and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.

Index to Form 10-K Index to FS

Contractual Obligations
The following table sets forth our contractual obligations as of April 30, 2016 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
BNED Credit Facility (a)	$—	$—	$—	$—	$—
School management contract and other lease obligations (b)	748.9	130.9	232.6	196.4	189.0
Purchase obligations (c)	7.7	2.9	4.8	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (d)	—	—	—	—	—
Total	$756.6	$133.8	$237.4	$196.4	$189.0

(a)	As of April 30, 2016, we had no outstanding borrowings under the BNED Credit Facility.

(b)
Our contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. Annual projections are based on current minimum guarantee amounts. In 60% of our contracts with colleges and universities, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 2.1% of the minimum rent payments under those leases.

(c)	Includes information technology contracts.

(d)
Other long-term liabilities exclude $69.3 million of tax liabilities related to the long-term tax payable associated with the LIFO reserve and $0.02 million of unrecognized tax benefits, for which we cannot make a reasonably reliable estimate of the amount and period of payment. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes. See Item 8. Financial Statements and Supplementary Information — Note 5. Supplementary Data and Note 14. Income Taxes.

Off-Balance Sheet Arrangements
As of April 30, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Certain Relationships and Related Party Transactions
See Item 8. Financial Statements and Supplementary Data — Note 10. Barnes & Noble, Inc. Transactions and Note 11. Related Party Transactions.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments with respect to certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
Revenue Recognition and Deferred Revenue
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

Index to Form 10-K Index to FS

Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method. Our textbook and trade book inventories are valued using the last-in first out, or “LIFO”, method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2016 and Fiscal 2015 compared to a favorable LIFO adjustment of $7.7 million through cost of goods sold in Fiscal 2014.
Market value of our inventory is determined based on its estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.4 million in Fiscal 2016.
We also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.8 million in Fiscal 2016.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 1% change in rental cost of goods sold would have affected pre-tax earnings by approximately $0.7 million in Fiscal 2016.
Purchase Accounting
We assign values to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts recorded as goodwill. The fair value estimates used reflect our best estimates for the highest and best use by market participants. These estimates are subject to uncertainties and contingencies. For example, we used the discounted cash flow method to estimate the value of many of our assets, which entailed developing projections of future cash flows. If the cash flows from the acquired net assets differ significantly from our estimates, the amounts recorded could be subject to impairments. Furthermore, to the extent we change our initial estimates of the remaining useful life of the assets or liabilities, future depreciation and amortization expense could be impacted.
Stock-Based Compensation
The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. See Item 8. Financial Statements and Supplementary Data — Note 13. Stock-Based Compensation for a further discussion of our stock-based incentive plan. We are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If their actual forfeiture rate is materially different from their estimate, our stock-based compensation expense could be significantly different from what we recorded in the current period. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense would have affected pre-tax earnings by approximately $0.7 million in Fiscal 2016.
Evaluation of Other Long-Lived Assets Impairment
Our other long-lived assets include property and equipment and amortizable intangibles. As of April 30, 2016, we had $111.2 million and $199.7 million of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets for impairment at the school contract combined store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment,

Index to Form 10-K Index to FS

we first compare the carrying amount of the assets to the school contract combined store level’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the school contract combined store level’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses related to school contracts are included in selling and administrative expenses totaled $0.06 million, $0.01 million, and $0.01 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2016.
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $12 million. For additional information, see Item 8. Financial Statements and Supplementary Data — Note 9. Supplementary Information.
Evaluation of Goodwill Impairment
Goodwill is tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as required by ASC 350-30, Goodwill and Other Intangible Assets. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.
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

Index to Form 10-K Index to FS

Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB guidance on accounting for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts we have recorded.
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, we do not recognize any portion of that benefit in the financial statements. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our actual results could differ materially from our current estimates.
Recent Accounting Pronouncements
See Item 8. Financial Statements and Supplementary Data — Note 3. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of April 30, 2016, our cash and cash equivalents totaled approximately $28.6 million. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would not have materially affected interest income in Fiscal 2016.
We may from time to time borrow money under the BNED Credit Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings under the BNED Credit Facility. We had no borrowings under BNED Credit Facility at April 30, 2016. To the extent we continue to have no outstanding debt under the BNED Credit Facility, a 25 basis point increase in interest rates or 25 basis point decrease in interest rates would not have materially affected interest expense in Fiscal 2016.
Foreign Currency Risk
We do not have any material foreign currency exposure as nearly all of our business is transacted in United States currency.

Index to Form 10-K Index to FS

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barnes & Noble Education, Inc.
We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barnes & Noble Education, Inc. and subsidiaries at April 30, 2016 and May 2, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Barnes & Noble, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, NJ
June 29, 2016

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	52 weeks ended	52 weeks ended	53 weeks ended
	April 30, 2016	May 2, 2015	May 3, 2014
Sales:
Product sales and other	$1,579,617	$1,544,975	$1,536,180
Rental income	228,412	228,023	211,742
Total sales	1,808,029	1,772,998	1,747,922
Cost of sales:
Product and other cost of sales	1,224,955	1,198,300	1,180,727
Rental cost of sales	129,725	131,125	130,430
Total cost of sales	1,354,680	1,329,425	1,311,157
Gross profit	453,349	443,573	436,765
Selling and administrative expenses	375,219	359,504	330,426
Depreciation and amortization expense	52,690	50,509	48,014
Impairment loss (non-cash)	11,987	—	—
Restructuring costs	8,830	—	—
Operating income	4,623	33,560	58,325
Interest expense, net	1,872	210	385
Income before income taxes	2,751	33,350	57,940
Income tax expense	2,667	14,218	22,834
Net income	$84	$19,132	$35,106
Other comprehensive earnings, net of tax	—	—	—
Total comprehensive income	$84	$19,132	$35,106

Earnings per share of Common Stock:
Basic	$—	$0.33	$0.88
Diluted	$—	$0.33	$0.88
Weighted average shares of Common Stock outstanding:
Basic	46,238	38,452	37,270
Diluted	46,479	38,493	37,275
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	April 30, 2016	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28,568	$44,816
Receivables, net	50,924	76,551
Merchandise inventories, net	312,747	297,424
Textbook rental inventories	47,760	47,550
Prepaid expenses and other current assets	6,453	4,625
Total current assets	446,452	470,966
Property and equipment, net	111,185	107,557
Intangible assets, net	199,663	198,190
Goodwill	280,911	274,070
Other noncurrent assets	33,472	39,885
Total assets	$1,071,683	$1,090,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$152,175	$155,203
Accrued liabilities	105,877	97,575
Total current liabilities	258,052	252,778
Long-term deferred taxes, net	29,865	41,733
Other long-term liabilities	75,380	69,488
Total liabilities	363,297	363,999
Commitments and contingencies	—	—
Stockholders' equity:
Preferred membership interests	—	—
Parent company investment	—	726,669
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 48,645 and 0 shares, respectively; outstanding, 46,755 and 0 shares, respectively	486	—
Accumulated other comprehensive income	1	—
Additional paid-in capital	699,512	—
Retained earnings	27,002	—
Treasury stock, at cost	(18,615)	—
Total stockholders' equity	708,386	726,669
Total liabilities and stockholders' equity	$1,071,683	$1,090,668
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	52 weeks ended	52 weeks ended	53 weeks ended
	April 30, 2016	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$84	$19,132	$35,106
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	52,690	50,509	48,014
Amortization of deferred financing costs	488	—	—
Impairment loss (non-cash)	11,987	—	—
Deferred taxes	(11,868)	(11,332)	(9,962)
Stock-based compensation expense	6,670	4,741	2,373
Increase in other long-term liabilities	5,892	8,335	(6,226)
Changes in other operating assets and liabilities, net	16,838	(53,660)	(18,569)
Net cash flows provided by operating activities	82,781	17,725	50,736
Cash flows from investing activities:
Purchases of property and equipment	(50,790)	(48,452)	(38,253)
Acquisition of business, net of cash acquired	(17,843)	—	—
Net increase in other noncurrent assets	(2,107)	(9,733)	808
Net cash flows used in investing activities	(70,740)	(58,185)	(37,445)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	(6,423)	29,334	64,129
Acquisition of Preferred Membership Interests	—	(76,175)	—
Proceeds from borrowings on Credit Facility	60,600	—	—
Repayments of borrowings on Credit Facility	(60,600)	—	—
Payment of deferred financing costs	(3,251)	—	—
Purchase of treasury shares	(18,615)	—	—
Net cash flows (used in) provided by financing activities	(28,289)	(46,841)	64,129
Net (decrease) increase in cash and cash equivalents	(16,248)	(87,301)	77,420
Cash and cash equivalents at beginning of period	44,816	132,117	54,697
Cash and cash equivalents at end of period	$28,568	$44,816	$132,117
Changes in other operating assets and liabilities, net:
Receivables, net	$25,732	$(37,550)	$(2,707)
Merchandise inventories	(15,323)	(22,078)	(29,988)
Textbook rental inventories	(210)	(487)	(3,003)
Prepaid expenses and other current assets	(2,508)	(504)	(1,481)
Accounts payable and accrued liabilities	9,147	6,959	18,610
Changes in other operating assets and liabilities, net	$16,838	$(53,660)	$(18,569)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$56	$210	$385
Income taxes paid (net of refunds)	$13,934	$25,171	$32,796
Non-cash financing activities:
Acquisition of Preferred Membership Interests for 2,737,290 shares of common stock of Barnes & Noble	$—	$76,175	$—
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

				Accum.
			Additional	Other		Preferred	Parent
	Common Stock		Paid-In	Comp.	Retained	Membership	Company	Treasury Stock		Total
	Shares	Amount	Capital	Income	Earnings	Interests	Investment	Shares	Amount	Equity
Balance at May 3, 2014	—	$—	$—	$—	$—	$383,397	$366,240	—	$—	$749,637
Net income							19,132			19,132
Net change in Barnes & Noble, Inc. Investment							29,334			29,334
Stock-based compensation expense							4,741			4,741
Accretive dividend on preferred stockholders						6,077	(6,077)			—
Acquisition of preferred membership interests						(389,474)	313,299			(76,175)
Balance at May 2, 2015	—	$—	$—	$—	$—	$—	$726,669	—	$—	$726,669

				Accum.
			Additional	Other		Preferred	Parent
	Common Stock		Paid-In	Comp.	Retained	Membership	Company	Treasury Stock		Total
	Shares	Amount	Capital	Income	Earnings	Interests	Investment	Shares	Amount	Equity
Balance at May 2, 2015	—	$—	$—	$—	$—	$—	$726,669	—	$—	$726,669
Net loss							(26,918)			(26,918)
Stock-based compensation expense							953			953
Net change in Barnes & Noble, Inc. Investment							(28,868)			(28,868)
Balance at August 2, 2015 (Spin-Off)	—	—	—	—	—	—	671,836	—	—	671,836
Net change in Barnes & Noble, Inc. Investment							22,445			22,445
Capitalization at Spin-Off	48,187	482	693,799				(694,281)			—
Stock-based compensation expense			5,717							5,717
Vested equity awards	458	4	(4)							—
Common stock repurchased								1,715	(16,612)	(16,612)
Shares repurchased for tax withholdings for vested stock awards								175	(2,003)	(2,003)
Comprehensive income				1						1
Net income					27,002					27,002
Balance at April 30, 2016	48,645	$486	$699,512	$1	$27,002	$—	$—	1,890	$(18,615)	$708,386

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except share and per share data)
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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 751 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
Overall educational spending in the United States continues to increase dramatically, and as tuition and other costs rise, colleges and universities face pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. While traditional print textbooks remain the first choice of students, demand for alternative forms of educational materials is growing.
We offer a complete set of products and services to help students, faculty and administrators achieve their shared educational and social goals on college and university campuses across the United States. As one of the largest contract operators of bookstores and provider of digital education services, we operate as a focal point for college life and learning, advancing the educational mission of our institution partners, enlivening campus culture and delivering an important revenue stream to our partner schools.
For over 5 million students and their faculty, our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent; emblematic apparel and gifts; trade books; computer products; school and dorm supplies; café; convenience food and beverages; and graduation products. Through multi-year management service agreements with our schools, we typically have the exclusive right to operate the official school bookstore on college campuses. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. We create seamless retail experiences for our customers, both in our dynamic physical stores or our official school-branded e-commerce sites for each school.
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. Our stores are operated under 472 contracts, some of which cover multiple store locations, and 165 of our college and university affiliated bookstores are co-branded with the Barnes & Noble name.
Fiscal 2016 was an excellent year for new store signings, and we have a strong pipeline of new business opportunities. During the 2016 fiscal year, we opened 39 stores with estimated first year annual sales of $64,000.
We are well positioned to benefit from the continuing trend towards outsourcing across the campus bookstore market given our brand, reputation with institutions, students and faculty for service and our full suite of products and services including: bookstore management, textbook rental and digital delivery.
Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•	Increase Market Share with New Accounts.

•	Adapting our Merchandising Strategy and Product and Service Offerings.

•	Scalable and Leading Digital Product and Solution Set.

•	Expand Strategic Opportunities through Acquisitions and Partnerships.
For additional information related to our Strategies, see Part I - Item 1. Business - Overview - Offering - Comprehensive Learning Solutions - Growth Drivers.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Separation from Barnes & Noble, Inc.
On February 26, 2015, Barnes & Noble announced plans to Spin-Off its 100% equity interest in our Company. At the time of the Spin-Off on August 2, 2015, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”). Following the Spin-Off, Barnes & Noble did not own any equity interest in us. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. For details related to the Distribution of our Common Stock, see Note 6. Equity and Earnings Per Share.
In connection with the separation from Barnes & Noble, we entered into several agreements that govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation and also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. For additional information related to these agreements, see Note 10. Barnes & Noble, Inc. Transactions.
The results of operations for the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off), reflected in our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015 and the results of operations for the 39 weeks ended April 30, 2016 reflected in our consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity (as discussed in Note 2. Summary of Significant Accounting Policies).
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of the Company’s management, the accompanying consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended April 30, 2016 (Fiscal 2016), 52 weeks ended May 2, 2015 (Fiscal 2015), and 53 weeks ended May 3, 2014 (Fiscal 2014).
Stand-alone basis financial statements
The results of operations for the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off), (collectively referred to as the "stand-alone periods") reflected in our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.
Consolidated basis financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 39 weeks ended April 30, 2016 (i.e. second, third and fourth quarter of fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Cash and Cash Equivalents
We consider all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
As of April 30, 2016, restricted cash of $301 and $1,996 is included in prepaid and other current assets and other noncurrent assets, respectively, in the consolidated balance sheet. We generally do not control these accounts and these funds are amounts held for future scheduled distributions related to acquisitions. Such funds are invested principally in money market funds.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card, advertising and other receivables due within one year as follows:

	As of
	April 30, 2016	May 2, 2015
Trade accounts	$35,578	$26,423
Due from affiliate (see Note 10)	—	38,241
Credit/debit card receivables	3,253	2,818
Other receivables	12,093	9,069
Total receivables, net	$50,924	$76,551
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $2,320 and $2,313 as of Fiscal 2016 and Fiscal 2015, respectively.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method. Our textbook and trade book inventories are valued using the last-in first out, or “LIFO”, method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2016 and Fiscal 2015 compared to a favorable LIFO adjustment of $7,692 through cost of goods sold in Fiscal 2014.
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
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2016, our four largest suppliers accounted for approximately 46% of our merchandise purchased.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $42,213, $40,257, and $37,720 of depreciation expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	April 30, 2016	May 2, 2015
Property and equipment:
Leasehold improvements	(a)	$142,595	$138,307
Display fixtures and equipment	3-5	219,289	206,705
Capitalized software costs	(b)	88,937	83,958
Office furniture and other	5-7	46,856	44,740
Construction in Progress		17,302	10,758
Total property and equipment		514,979	484,468
Less accumulated depreciation and amortization		403,794	376,911
Total property and equipment, net		$111,185	$107,557

(a)	Leasehold improvements are capitalized and depreciated over the terms of the respective leases, ranging from one to 15 years.

(b)	System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over 3 years.
Other Long-Lived Assets
Our other long-lived assets include property and equipment and amortizable intangibles. We had $199,663 and $198,190 of amortizable intangible assets, net of amortization, as of April 30, 2016 and May 2, 2015, respectively. These amortizable intangible assets relate primarily to our customer relationships with our colleges and university clients, and technology acquired. For additional information related to amortizable intangibles, see Note 9. Supplementary Information - Intangible Assets.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification ("ASC") 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets for impairment at the school contract combined store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the assets to the school contract combined store level’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the school contract combined store level’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses related to school contracts included in selling and administrative expenses totaled $59, $7, and $11 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $11,987. For additional information, see Item 8. Financial Statements and Supplementary Data — Note 9. Supplementary Information.
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. As of April 30, 2016 and May 2, 2015, we had $280,911 and $274,070 of goodwill, respectively. For additional information, see Note 9. Supplementary Information.
ASC No. 350-30, Goodwill and Other Intangible Assets ("ASC 350-30"), requires that goodwill be tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

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
As of the date of our annual goodwill impairment test, the excess fair value over carrying value was approximately 9%. Goodwill is subject to further risk of impairment if comparable store sales decline, store closings accelerate or digital projections fall short of expectations. Additionally, changes in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates for a discussion of key assumptions used in our testing.
Revenue Recognition and Deferred Revenue
Revenue from sales of our products at physical locations is recognized at the time of sale. Revenue from sales of products ordered through our websites is recognized upon receipt of our products by our customers. Sales taxes collected from our customers are excluded from reported revenues. All of our sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. We do not treat any promotional offers as expenses.
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
Cost of Sales
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization and management service agreement costs, including rent expense, related to our college and university contracts and by other facility related expenses.
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as executive oversight, merchandising, field support, finance, human resources, benefits, training, legal, and information technology, as well as our investments in digital.
Stock-Based Compensation
Prior to the Spin-Off on August 2, 2015, certain of our employees were eligible to participate in Barnes & Noble, Inc. equity plans pursuant to which they were granted awards of Barnes & Noble, Inc. common stock. During the second quarter of Fiscal 2016, post Spin-Off, we began to grant awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU") and performance awards. We have not granted options under the Equity Incentive Plan. See Note 13. Stock-Based Compensation for a further discussion of our stock-based incentive plan.
Currently, outstanding awards are not based on performance and are based solely on continued service. We recognize compensation expense for awards ratably over the requisite service period of the award. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $8,193, $8,614, and $8,421 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We regularly review deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary. For additional information, see Note 14. Income Taxes.
Earnings Per Common Share
Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of our stock based compensation. See Note 6. Equity and Earnings Per Share for further information regarding the calculation of basic and diluted earnings per common share.
Change in Accounting Principle and Error Corrections
As more fully described in Note 3. Recent Accounting Policies, during the fourth quarter of fiscal 2016, we adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") retrospectively to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We early adopted this standard during the fourth quarter of 2016 on a retrospective basis, which resulted in a reclassification of our net current deferred tax asset of $24,358 to the net non-current deferred tax liability in our consolidated balance sheet as of May 2, 2015.
During the fourth quarter of fiscal 2016, we decreased cash and accounts payable by $14,898 for the period ended as of May 2, 2015 as a result of an immaterial balance sheet error correction. This correction was to record outstanding payments and overdraft cash concentration balances as part of cash and cash equivalents account from the previously recorded accounts payable account. Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, or earnings per share reported in the financial statements for any prior period financial statements. Additionally, this balance sheet misstatement did not affect the debt covenants under our Credit Facility.
As more fully described in Note 9. Supplementary Information, during the first quarter of fiscal 2016, we increased other long-term liabilities and decreased Parent company investment by $63,459 for the period ended as of May 2, 2015, as a result of an immaterial balance sheet error correction.
Note 3. Recent Accounting Pronouncements
Pronouncements Adopted in Fiscal 2016
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard during the fourth quarter of fiscal 2016 as permitted. There was no impact upon adoption of this guidance since the recognition of income tax effects of awards was not materially different than amounts that had previously been recorded in our financial statements and we currently use an estimated average forfeiture rate to compute stock-based compensation expense.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force) to specify how prepaid stored-value product liabilities should be derecognized. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard during the fourth quarter of fiscal 2016 as permitted. This standard does not have an impact on our consolidated financial statements since we sell prepaid cards for vendors and the liability for the prepaid cards is not reflected on our consolidated balance sheets.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard retrospectively during the fourth quarter of fiscal 2016 as permitted. This standard impacts the classification of current deferred income taxes presented on our consolidated financial statements for Fiscal 2015 and Fiscal 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") to simplify the accounting for measurement-period adjustments resulting from business combinations. The amendments in this update eliminate the requirement to retrospectively account for measurement-period adjustments. Instead, these adjustments will be recognized in the period the adjustment amount is determined. We are required to adopt this standard in the first quarter of fiscal 2017, but have early adopted this standard during the second quarter of fiscal 2016 as permitted. Adoption of this standard will impact our consolidated financial statements to the extent adjustments to provisional amounts recorded for future acquisitions are determined subsequent to the period the acquisition is originally reported.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) to simplify the accounting for cloud computing arrangements. The amendments in this update requires that if a cloud computing arrangement includes a software license, then a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We are required to adopt this standard in the first quarter of fiscal 2017, but have early adopted this standard during the fourth quarter of fiscal 2016 as permitted. This standard does not have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We are required to adopt ASU 2015-03 in the first quarter of fiscal 2017, but have early adopted this standard during the first quarter of fiscal 2016 as permitted. As discussed in Note 8. Credit Facility, debt issuance costs related to the Credit Facility entered into on August 3, 2015 have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the Credit Facility.
Pronouncements Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-01") to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We are required to adopt this standard in the first quarter of fiscal 2020 and early adoption is permitted. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. We are currently evaluating this standard to determine the impact of adoption on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2019 and early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.
Note 4. Acquisitions and Strategic Agreements
Acquisitions
LoudCloud Systems, Inc.
In March 2016, we completed the purchase of substantially all of the assets of LoudCloud Systems, Inc. (“LoudCloud”). LoudCloud will be a foundational asset for our digital and learning services. LoudCloud is a sophisticated digital platform and analytics provider with a proven product and existing clients in higher education, the for-profit sector and K-12 markets. LoudCloud currently has product capabilities that include a competency based courseware platform, a learning analytics platform and services, an eReading product, and a learning management system ("LMS"). Its software captures and analyzes key behavioral and performance metrics from students, allowing educators to monitor and improve student success.
The acquisition of LoudCloud closed on March 4, 2016 for a purchase price of $17,843, including working capital, and was financed completely with cash from operations. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The preliminary purchase price was allocated primarily as follows: $10,600 intellectual property, $1,300 other intangible assets, $1,003 deferred revenue and $6,838 goodwill. This acquisition is not material to our consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.
Strategic Agreements
Vital Source Technologies, Inc.
In March 2016, we entered into a strategic commercial agreement with Vital Source Technologies, Inc. ("VitalSource"), a part of the Ingram Content Group, and effectively outsourced the Yuzu® eTexbook reading platform. See Note 9. Supplementary Information for additional information. VitalSource has existing relationships with publishers and a very competitive product from a feature and technology perspective. VitalSource will continue to provide an eTextbook experience for Yuzu® users leveraging and utilizing a broad digital library and the product is branded and marketed to the students and universities as Yuzu®. The transition from Yuzu® to the VitalSource platform was seamless for students and faculty.
Microsoft Corporation
On April 27, 2012, Barnes & Noble entered into an investment agreement pursuant to which Barnes & Noble transferred to NOOK Media its digital device, digital content and college bookstore businesses. On October 4, 2012, Morrison Investment Holdings, Inc. (“Morrison”), a subsidiary of Microsoft Corporation (“Microsoft”), acquired a 17.6% non-controlling preferred membership interest in NOOK Media. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft relating to the digital and college businesses investment. See Note 10. Barnes & Noble, Inc. Transactions.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Pearson Education, Inc.
On December 21, 2012, NOOK Media entered into an agreement with Pearson Education, Inc. a subsidiary of Pearson plc, to make a strategic investment in NOOK Media whereby Pearson acquired a 5% non-controlling preferred membership interest in NOOK Media and received warrants to purchase up to an additional 5% of NOOK Media under certain conditions. That transaction closed on January 22, 2013. See Note 10. Barnes & Noble, Inc. Transactions.
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
Note 5. Segment Reporting
We have determined that we operate within one reportable segment. We identified our single operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. Our international operations are not material and the majority of the revenue and total assets are within the United States.
Note 6. Equity and Earnings Per Share
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
Following the Spin-Off on August 2, 2015, our authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of August 3, 2015, 48,186,900 shares of our Common Stock and 0 shares of our preferred stock were issued and outstanding. Our Common Stock began to trade on a “when-issued” basis on the NYSE under the symbol “BNED WI” beginning on July 23, 2015. On August 3, 2015, when-issued trading of our Common Stock ended, and our Common Stock began “regular-way” trading under the symbol “BNED.”
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
During the second quarter, 2,409,345 shares of Common Stock were reserved for future grants, in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Note 13. Stock-Based Compensation.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 52 weeks ended April 30, 2016, we repurchased 1,715,269 shares for approximately $16,612 at a weighted average cost per share of $9.95.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

During the 52 weeks ended April 30, 2016, we also repurchased 174,511 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Dividends
We paid no dividends to common stockholders during Fiscal 2016, Fiscal 2015 and Fiscal 2014. We do not intend to pay dividends on our Common Stock in the foreseeable future.
Earnings Per Share
For periods prior to the Spin-Off from Barnes & Noble on August 2, 2015, basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble, Inc. common stock outstanding as of the end of the period, adjusted for the distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble, Inc. common stock held on the record date for the Spin-Off.
For periods prior to the Spin-Off, diluted earnings per share and weighted-average diluted shares outstanding reflect potential common shares from Barnes & Noble equity plans in which our employees participated. Certain of our employees held restricted stock units and stock options granted by Barnes & Noble, Inc. which were considered participating securities.
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2016, Fiscal 2015 and Fiscal 2014, no shares were excluded from the diluted earnings per share calculation using the two-class method as they were not antidilutive.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The following is a reconciliation of the basic and diluted earnings per share calculation:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Numerator for basic earnings per share:
Net income	$84	$19,132	$35,106
Accretion of dividends on preferred stock	—	(6,076)	(1,770)
Less allocation of earnings to participating securities	—	(313)	(663)
Net income available to common shareholders	$84	$12,743	$32,673

Numerator for diluted earnings per share:
Net income available to common shareholders	$84	$12,743	$32,673
Accretion of dividends on preferred stock (a)	—	—	—
Allocation of earnings to participating securities	—	313	663
Less diluted allocation of earnings to participating securities	—	(313)	(663)
Net income available to common shareholders	$84	$12,743	$32,673

Denominator for basic earnings per share: (b)
Basic weighted average shares of Common Stock	46,238	38,452	37,270

Denominator for diluted earnings per share: (c)
Basic weighted average shares of Common Stock	46,238	38,452	37,270
Average dilutive restricted stock units	227	—	—
Average dilutive options	14	41	5
Diluted weighted average shares of Common Stock	46,479	38,493	37,275

Earnings per share of Common Stock:
Basic	$—	$0.33	$0.88
Diluted	$—	$0.33	$0.88

(a)
Although the Company was in a net income position during Fiscal 2016, Fiscal 2015 and Fiscal 2014, the dilutive effect of the accretion of preferred membership interests were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.

(b)
For periods prior to the Spin-Off from Barnes & Noble, Inc. on August 2, 2015, basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble, Inc. common stock outstanding as of the end of the period, adjusted for the distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble, Inc. common stock held on the record date for the Spin-Off.

(c)
For periods prior to the Spin-Off, diluted earnings per share and weighted-average diluted shares outstanding reflect potential common shares from Barnes & Noble, Inc. equity plans in which our employees participated. Certain of our employees held restricted stock units and stock options granted by Barnes & Noble, Inc. which were considered participating securities.

Note 7. Fair Values of Financial Instruments
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair values of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1.
Note 8. Credit Facility
Until August 3, 2015, we were party to an amended and restated credit facility with Barnes & Noble, Inc., as the lead borrower, and Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the “B&N Credit Facility”). The B&N Credit Facility provided for up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016. The B&N Credit Facility was secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. We were a borrower and co-guarantor of all amounts owing under the B&N Credit Facility. All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble, Inc.'s balance sheet as of August 1, 2015.
On August 3, 2015, we and certain of our subsidiaries, from time to time party thereto, entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, from time to time party thereto, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “BNED Credit Facility”). Proceeds from the BNED Credit Facility will be used for general corporate purposes, including seasonal working capital needs. Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the BNED Credit Facility.
We and certain of its subsidiaries (collectively, the “Loan Parties”) will be permitted to borrow under the BNED Credit Facility. The BNED Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the BNED Credit Facility, but excluding the equity interests in us and our subsidiaries, intellectual property, equipment and certain other property. We have the option to request an increase in commitments under the BNED Credit Facility of up to $100,000, subject to certain restrictions.
As of April 30, 2016, we had no outstanding borrowings under the BNED Credit Facility. During the 52 weeks ended April 30, 2016, we borrowed and repaid $60,600 under the BNED Credit Facility. As of April 30, 2016, we have issued $3,567 in letters of credit under the facility.
We incurred debt issuance costs totaling $3,251 related to the BNED Credit Facility. As permitted under ASU No. 2015-15, the debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the credit agreement.
Interest under the BNED Credit Facility accrues, at our election, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the BNED Credit Facility. Loans will initially bear interest at LIBOR plus 2.000% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.000% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.750% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.750% per annum), based upon the excess availability under the BNED Credit Facility at such time.
The Credit Agreement contains customary negative covenants, which limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the BNED Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Loan Parties’ cash.
The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Agreement as of April 30, 2016.
We believe that our future cash from operations, access to borrowings under the BNED Credit Facility and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our access to, and the availability of, financing in the future will be impacted by many factors, including our credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 9. Supplementary Information
Impairment Loss (non-cash) and Restructuring Costs
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $11,987 related to all of the capitalized content costs for the Yuzu® eTextbook platform ($8,987) based on the probability of recoverability of the capitalized content costs, and recorded a non-recurring other than temporary loss related to an investment held at cost ($3,000), whose fair value has been reduced to $0 based on the financial projections of the investment.
Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. We recorded restructuring costs of $8,830 in fiscal 2016 comprised of $3,216 in employee related costs (including severance and retention), facility exit costs of $5,046 and $568 related to specific contracts. We expect the restructuring to be completed in the first quarter of fiscal 2017.
Intangible Assets
Amortizable intangible assets as of April 30, 2016 and May 2, 2015 are as follows:

		As of April 30, 2016
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	10 - 18	$255,050	$(67,151)	$187,899
Technology	10	10,600	(177)	10,423
Other	1 - 9	1,605	(264)	1,341
		$267,255	$(67,592)	$199,663

		As of May 2, 2015
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	19	$255,000	$(56,950)	$198,050
Other	2 - 10	305	(165)	140
		$255,305	$(57,115)	$198,190
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended April 30, 2016	$10,477
For the 52 weeks ended May 2, 2015	$10,252
For the 53 weeks ended May 3, 2014	$10,294

Estimated Amortization Expense: (Fiscal Year)
2017	$11,585
2018	$11,542
2019	$11,534
2020	$11,506
2021	$11,468
After 2021	$142,028

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Goodwill
The following table details the changes in carrying value of goodwill (in millions):

Balance at May 3, 2014	$274,070
Goodwill related to acquisitions	—
Balance at May 2, 2015	$274,070
Goodwill related to acquisitions, including foreign currency translation (see Note 4)	6,841
Balance at April 30, 2016	$280,911
As of April 30, 2016, goodwill of approximately $6,575 was deductible for federal income tax purposes.
Other Long-Term Liabilities
Other long-term liabilities consist primarily of tax liabilities related to the long-term tax payable associated with the LIFO reserve and deferred management service agreement costs related to college and university contracts. We provide for minimum contract expense over the contract terms on a straight-line basis. The excess of such minimum contract expense over actual contract payments (net of school allowances) is reflected in other long-term liabilities and accrued liabilities in the consolidated balance sheets.
We had the following long-term liabilities at April 30, 2016 and May 2, 2015:

	April 30, 2016	May 2, 2015
Tax liabilities and reserves	$69,345	$63,673
Deferred contract obligations (a)	4,164	4,082
Other	1,871	1,733
Total other long-term liabilities	$75,380	$69,488

(a)	Contract obligations primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense.
As a result of an immaterial balance sheet error correction, during the first quarter of fiscal 2016, we increased other long-term liabilities and decreased Parent company investment by $63,459 for the period ended as of May 2, 2015. This correction related to the long-term tax payable associated with the LIFO reserve which was previously deemed contributed to Parent company capital as an intercompany liability, along with other income tax liabilities associated with our operations. The liability should not have been deemed contributed as the long-term obligation to the tax authority is required to stay with Barnes & Noble Education, Inc. as that entity would be legally obligated to pay that amount if required. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes. Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, earnings per share or amounts reported in the statement of cash flows for any prior period financial statements.
Note 10. Barnes & Noble, Inc. Transactions
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
On January 22, 2013, Pearson Education, Inc. (“Pearson”) acquired a 5% non-controlling preferred membership interest in NOOK Media, received warrants to purchase an additional preferred membership interest in NOOK Media and entered into a commercial agreement with NOOK Media relating to the college business. See Note 4. Acquisitions and Strategic Agreements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

On December 4, 2014, we re-acquired Microsoft’s interest in NOOK Media in exchange for cash and common stock of Barnes & Noble. On December 22, 2014, we also re-acquired Pearson’s interest in NOOK Media and related warrants previously issued to Pearson in exchange for cash and common stock of Barnes & Noble. As a result of these transactions, Barnes & Noble owned 100% of our Company prior to the Spin-Off. See Note 4. Acquisitions and Strategic Agreements.
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
On June 5, 2015, Barnes & Noble entered into conversion agreements with certain beneficial owners of the Series J Preferred Stock, pursuant to which such beneficial owners agreed to convert an aggregate of 103,995 shares of Series J Preferred Stock into 6,117,342 shares of Barnes & Noble common stock (the “Voluntary Conversion”). The Voluntary Conversion took place on July 9, 2015, at which time the 103,995 shares of Series Preferred Stock subject to the Voluntary Conversion were retired by Barnes & Noble.
On July 10, 2015, Barnes & Noble gave notice of its exercise of the right to force the conversion of all 100,005 remaining outstanding shares of Series J Preferred Stock into approximately 6.0 million shares of Barnes & Noble common stock (the “Forced Conversion”). The Forced Conversion occurred on July 24, 2015, at which time such remaining 100,005 shares of Series J Preferred Stock subject to the Forced Conversion were retired.
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
Allocation of General Corporate Expenses from Barnes & Noble (Prior to Spin-Off)
The results of operations for the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off collectively referred to as the "stand-alone periods") reflected in our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.
Our consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us.
All intercompany transactions between us and Barnes & Noble have been included in our consolidated financial statements and are considered to be effectively settled for cash in our consolidated financial statements at the time the Spin-Off became effective. The total net effect of the settlement of these intercompany transactions was reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets as “Parent company investment.”
The consolidated financial statements for the stand-alone periods include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Following the Spin-Off on August 2, 2015, we began to perform these functions using our own resources or contracted services, certain of which may be provided by Barnes & Noble during a transitional period pursuant to the Transition Services Agreement.
Direct Costs Incurred Related to On-going Agreements with Barnes & Noble (Subsequent to the Spin-Off)
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 39 weeks ended April 30, 2016 (i.e. second, third and fourth quarter of fiscal 2016, period after the Spin-Off) which includes direct costs incurred with Barnes & Noble under various agreements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

In connection with the separation from Barnes & Noble, we entered into a Separation and Distribution Agreement with Barnes & Noble on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including inventory purchases, employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. These agreements include the following:

•
a Separation and Distribution Agreement that set forth Barnes & Noble’s and our agreements regarding the principal actions that both parties took in connection with the Spin-Off and aspects of our relationship following the Spin-Off. The term of the agreement is perpetual after the Distribution date;

•
a Transition Services Agreement pursuant to which Barnes & Noble agreed to provide us with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of our costs for these services. The agreement will expire and services under it will cease no later than two years following the Distribution date or sooner in the event we no longer require such services;

•
a Tax Matters Agreement governs the respective rights, responsibilities and obligations of Barnes & Noble and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The agreement will expire after two years following the Distribution date;

•
an Employee Matters Agreement with Barnes & Noble addressing employment, compensation and benefits matters including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off. The agreement will expire and services under it will cease when we no longer require such services; and

•
a Trademark License Agreement pursuant to which Barnes & Noble grants us an exclusive license in certain licensed trademarks and a non-exclusive license in other licensed trademarks. The term of the agreement is perpetual after the Distribution date.

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
Summary of Transactions with Barnes & Noble
During the 39 weeks ended April 30, 2016 (i.e. second, third and fourth quarter of fiscal 2016, periods presented after the Spin-Off), we were billed $22,673 for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and selling, general and administrative expense in the consolidated statements of operations.
During the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off), we were allocated $13,321, $43,523, and $56,481, respectively, of general corporate expenses incurred by Barnes & Noble and purchases of inventory which are included as cost of sales and selling, general and administrative expense in the consolidated statements of operations. For information related to allocated stock-based compensation expense, see Note 13. Stock-Based Compensation.
As of April 30, 2016, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above was $5,246 and is included in accounts payable and accrued liabilities in the consolidated balance sheets.
All intercompany transactions between us and Barnes & Noble have been included in our consolidated financial statements and are considered to be effectively settled for cash in our consolidated financial statements at the time the Spin-Off is recorded. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flow as a financing activity and in the consolidated balance sheets as “Parent company investment.” As of May 2, 2015, amounts due from Barnes & Noble, Inc. related to intercompany loans, net of corporate allocations, income taxes, and purchases of inventory was $38,241 and is included in Parent Company Investment in the consolidated balance sheets.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 11. Related Party Transactions
MBS Textbook Exchange, Inc.
We have a long-term supply agreement (“Supply Agreement”) with MBS Textbook Exchange, Inc. (“MBS”), which is majority owned by Leonard Riggio, who is a principal owner holding substantial shares of our common stock, and other members of the Riggio family. MBS is a new and used textbook wholesaler, which also sells textbooks online and provides bookstore systems and distant learning distribution services. Pursuant to the Supply Agreement, which terminates by its terms in 2019, subject to automatic renewals thereafter if a party does not object 180 days prior to each annual renewal date, and subject to availability and competitive terms and conditions, we will continue to purchase new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. Total purchases from MBS were $57,981, $54,353, and $70,127 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Additionally, the Supply Agreement provides that we may sell to MBS certain textbooks that we cannot return to suppliers or use in our stores. MBS pays us commissions based on the volume of these textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on our behalf. MBS paid us $5,009, $5,512, and $7,097 related to these commissions in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. In addition, the Supply Agreement contains restrictive covenants that limit our ability to become a used textbook wholesaler and that place certain limitations on MBS’s business activities. We also entered into an agreement with MBS in Fiscal 2011 pursuant to which MBS purchases books from us, which have no resale value for a flat rate per box. Total sales to MBS under this program were $574, $419, and $602 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Total outstanding amounts payable to MBS for all arrangements net of any amounts due were $21,543 and $26,354 for Fiscal 2016 and Fiscal 2015, respectively.
Note 12. Employees’ Defined Contribution Plan
Prior to the Spin-Off on August 2, 2015, Barnes & Noble, Inc. sponsored the defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our employees. Total contributions charged to employee benefit expenses for the Savings Plan prior to the Spin-Off were based on amounts allocated to us on the basis of direct usage. See Note 10. Barnes & Noble, Inc. Transactions.
Subsequent to the Spin-Off, we established a 401(k) plan and Barnes & Noble, Inc. transferred to it the 401(k) plan assets relating to the account balances of our employees. Additionally, we are responsible for employer contributions to the Savings Plan and fund the contributions directly.
Total contributions charged to employee benefit expenses for the Savings Plan were $4,375, $3,907, and $3,475 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Note 13. Stock-Based Compensation
Barnes & Noble’s Equity Plans Prior to Spin-Off
Prior to the Spin-Off, certain of our employees were eligible to participate in Barnes & Noble, Inc. equity plans pursuant to which they were granted awards of Barnes & Noble, Inc. common stock. Under these equity plans, our employees were granted restricted stock units, restricted stock and stock options.
Barnes & Noble, Inc. recognized stock-based compensation costs, net of estimated forfeitures, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Barnes & Noble, Inc. estimated the forfeiture rates based on its historical experience. The fair market value of restricted stock was determined based on the closing price of Barnes & Noble, Inc.’s common stock on the grant date. Barnes & Noble, Inc. used the Black-Scholes option-pricing model to value Barnes & Noble, Inc.’s stock options for each stock option award.
The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.
Current Equity Plans
During the second quarter of Fiscal 2016, post Spin-Off, we reserved 2,409,345 shares of our Common Stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU") and performance awards. We have not granted options under the Equity Incentive Plan.
A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of unvested restricted stock have the same voting rights as common

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Restricted stock awards vest over a period of one year.
A restricted stock unit is a grant valued in terms of our common stock, but no stock is issued at the time of grant. Each restricted stock unit may be redeemed for one share of our common stock once vested. Restricted stock units are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the units except in very limited circumstances and with the consent of the compensation committee. Shares of unvested restricted stock units have no voting rights but are entitled to receive dividends and other distributions thereon. Restricted stock units vest over a period of three years.
Currently, outstanding awards are not based on performance and are based solely on continued service. We recognize compensation expense for awards ratably over the requisite service period of the award. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
Stock-Based Compensation Activity
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

•	27,272 BNED RS awards were granted to former Barnes & Noble BOD members involved in the Spin-Off transaction. The awards vested during the 13 weeks ended October 31, 2015;

•	804,126 BNED RSU awards were granted to employees in accordance with Equity Incentive Plan;

•	46,080 BNED RS awards were granted to the current BOD members for annual director compensation with a one year vesting period in accordance with Equity Incentive Plan.
The following table presents a summary of restricted stock awards and restricted stock units activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, August 2, 2015	—	$—	—	$—
Granted (a)	73,352	$13.08	1,681,552	$10.12
Vested	(27,272)	$13.19	(431,106)	$7.29
Forfeited	—	$—	(8,979)	$9.92
Balance, April 30, 2016	46,080	$13.02	1,241,467	$11.10
(a) Restricted Stock Units include the 877,426 converted RSU shares discussed above.
Total fair value of shares of restricted stock awards and restricted stock units that vested since the inception of Equity Incentive Plan was $360 and $3,143, respectively.
Stock-Based Compensation Expense
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Restricted Stock Expense	$840	$306	$—
Restricted Stock Units Expense	5,710	3,757	1,943
Stock Option Expense	120	678	430
Stock-Based Compensation Expense	$6,670	$4,741	$2,373

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

In the 13 weeks ended August 1, 2015, Fiscal 2015, Fiscal 2014 (periods presented prior to the Spin-Off), Barnes & Noble allocated stock compensation expense to us, which includes stock compensation expense related to our employees, as well as an allocation from Barnes & Noble for our pro-rated share of corporate employees.
Total unrecognized compensation cost related to unvested awards as of April 30, 2016 was $10,795 and is expected to be recognized over a weighted-average period of 2 years.
Note 14. Income Taxes
Our operating results have been included in the consolidated U.S. federal and state income tax returns of Barnes & Noble for all periods ending on or before the consummation of the Spin-Off on August 2, 2015. Amounts presented in these consolidated financial statements related to income taxes have been determined on a separate tax return basis as it relates to those periods. Amounts presented in these consolidated financial statements related to income taxes for periods ending after the consummation of the Spin-Off are presented on a consolidated basis as we became a separate consolidated entity
For Fiscal 2016, Fiscal 2015 and Fiscal 2014, we had no material revenue or expense in jurisdictions outside the United States.
Income tax provisions (benefits) for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current:
Federal	$13,019	$22,061	$27,574
State	1,783	3,489	5,222
Total current	14,802	25,550	32,796
Deferred:
Federal	(9,922)	(10,247)	(8,493)
State	(2,213)	(1,085)	(1,469)
Total deferred	(12,135)	(11,332)	(9,962)
Total	$2,667	$14,218	$22,834
Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(15.2)	4.7	4.3
Valuation allowances	50.6	—	—
Permanent book / tax differences	31.1	—	—
Other, net	(4.6)	2.9	0.1
Effective income tax rate	96.9%	42.6%	39.4%
One percentage point on our effective tax rate is approximately $28. State income taxes benefited from certain state and local income tax credits as well as a change in applicable income tax rates and apportionment factors. The valuation allowance relates to deferred tax assets associated with certain restructuring charges. The permanent book / tax differences are principally comprised of non-deductible compensation and meals and entertainment costs.
In March 2016, the FASB issued ASU No. 2016-09 to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires, among other things, the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard during the fourth quarter of fiscal 2016 as permitted. Prior to Fiscal Year 2016, we had no windfall benefits. There was no material impact upon adoption of this guidance since the recognition of income tax effects of awards was not materially different than amounts that had previously been recorded in our financial statements.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The significant components of our deferred taxes consisted of the following:

	As of
	April 30, 2016	May 2, 2015
Deferred tax assets:
Estimated accrued liabilities	$13,859	$13,241
Inventory	12,926	12,941
Stock-based compensation	1,648	1,351
Insurance liability	1,050	921
Lease transactions	2,138	1,580
Property and equipment	6,802	4,075
Tax credits	112	—
Net operating losses	3,477	—
Other	1,499	840
Gross deferred tax assets	43,511	34,949
Valuation allowance	(1,394)	—
Net deferred tax assets	42,117	34,949
Deferred tax liabilities:
Intangible asset amortization	(71,982)	(76,682)
Depreciation	—	—
Gross deferred tax liabilities	(71,982)	(76,682)
Net deferred tax liabilities	$(29,865)	$(41,733)
As of April 30, 2016, we had $21 of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 27, 2013	$96
Additions for tax positions of the current period	84
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at May 3, 2014	$180
Additions for tax positions of the current period	35
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at May 2, 2015	$215
Additions for tax positions of the current period	21
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(215)
Balance at April 30, 2016	$21
We do not believe that it is reasonably possible that these unrecognized tax benefits will decrease in the next twelve months.
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of April 30, 2016 and May 2, 2015, we had accrued $137 and $1, respectively, for net interest and penalties. The change in the amount accrued for net interest and penalties includes $136 in additions for net interest and penalties recognized in income tax expense in our Fiscal 2016 consolidated statement of operations.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. The Company has recorded a valuation allowance of $1,394 and $0 at April 30, 2016 and May 2, 2015, respectively. The $1,394 increase in the valuation allowance during Fiscal 2016 is due principally to costs incurred in connection with restructuring during Fiscal 2016 that are not more likely than not to be deductible for tax purposes.
At April 30, 2016, and based on its tax year ended January 2016, the Company had state net operating loss carryforwards (NOLs) of approximately $17,467 that are available to offset taxable income in its respective taxing jurisdiction beginning in the current period and that expire beginning in 2030. The Company had net state tax credit carryforwards totaling $172, which expire beginning in 2021.
As of May 2, 2015, the Company has not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries because, as of Fiscal 2016, any such amounts are immaterial. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred.
We are subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily from Fiscal 2013 and forward. Some earlier years remain open for a small minority of states. Pursuant to the Tax Matters Agreements referenced in Note 10. Income Taxes, we retain income tax liability for periods prior to the Spin-Off only for returns filed on a stand-alone basis.
Note 15. Legal Proceedings
We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Note 16. Commitments and Contingencies
We generally operate our stores pursuant to multi-year school management contracts under which a school designates us to operate the official school bookstore on campus and we provide the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guaranteed payment. We account for these service agreements under lease accounting. We provide for minimum contract expense over the contract terms on a straight-line basis. The excess of such minimum contract expense over actual contract payments (net of school allowances) is reflected in other long-term liabilities and accrued liabilities in the consolidated balance sheets. The expense related to our college and university contracts, including rent expense, and other facility costs in the consolidated statements of operations are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Minimum contract expense	$140,743	$125,388	$118,873
Percentage contract expense	101,552	106,011	99,025
	$242,295	$231,399	$217,898
Our contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. Annual projections below are based on current minimum guarantee amounts. In 60% of our contracts with colleges and universities, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned.
As of April 30, 2016, future minimum annual obligations required under our contracts with colleges and universities and other facility costs are as follows:

Fiscal Year
2017	$130,927
2018	120,071
2019	112,547
2020	102,325
2021	94,006
After 2021	188,989
$748,865

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Purchase obligations, which includes information technology contracts and inventory purchase commitments, as of April 30, 2016 are as follows:

Less Than 1 Year	$2,867
1-3 Years	4,800
Total	$7,667
Note 17. Selected Quarterly Financial Information (Unaudited)
A summary of quarterly financial information for Fiscal 2016 and Fiscal 2015 is as follows:

Fiscal 2016 Quarterly Period Ended	August 1, 2015 (a)(b)	October 31, 2015	January 30, 2016	April 30, 2016	Fiscal Year 2016
Sales	$238,983	$755,864	$518,423	$294,759	$1,808,029
Gross profit	$51,544	$175,121	$120,640	$106,044	$453,349
Net (loss) income	$(26,918)	$33,401	$(3,603)	$(2,796)	$84
Basic (loss) earnings per common share:
Net (loss) income	$(0.65)	$0.69	$(0.07)	$(0.06)	$—
Diluted (loss) earnings per common share:
Net (loss) income	$(0.65)	$0.69	$(0.07)	$(0.06)	$—

Fiscal 2015 Quarterly Period Ended	August 2, 2014	November 1, 2014	January 31, 2015	May 2, 2015	Fiscal Year 2015
Sales	$225,741	$751,702	$521,554	$274,001	$1,772,998
Gross profit	$47,310	$173,511	$121,622	$101,130	$443,573
Net (loss) income	$(26,213)	$36,951	$8,650	$(256)	$19,132
Basic (loss) earnings per common share:
Net (loss) income (a)	$(0.71)	$0.95	$0.09	$(0.01)	$0.33
Diluted (loss) earnings per common share:
Net (loss) income (b)	$(0.71)	$0.95	$0.09	$(0.01)	$0.33

(a)
Basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble, Inc. common stock outstanding on May 2, 2015, adjusted for an assumed distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble, Inc. common stock held on the record date for the Spin-Off.

(b)
Diluted earnings per share and weighted-average diluted shares outstanding reflect potential common shares from Barnes & Noble, Inc. equity plans in which our employees participate based on the distribution ratio. While the actual future impact will depend on various factors, including employees who may change employment from one company to another, we believe the estimate yields a reasonable approximation of the future dilutive impact of our equity plans.

Index to Form 10-K Index to FS

Schedule II—Valuation and Qualifying Accounts
Barnes & Noble Education, Inc.
Receivables Valuation and Qualifying Accounts
(In thousands)
For the 52 week period ended April 30, 2016, 52 week period ended May 2, 2015, and the 53 week period ended May 3, 2014:

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 30, 2016	$2,313	$4,000	$(3,993)	$2,320
May 2, 2015	$2,233	$3,544	$(3,464)	$2,313
May 3, 2014	$2,425	$2,666	$(2,858)	$2,233

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 30, 2016	$162	$47	$—	$209
May 2, 2015	$153	$9	$—	$162
May 3, 2014	$123	$30	$—	$153

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

Index to Form 10-K Index to FS

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 76.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index to Form 10-K Index to FS

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
The management of Barnes & Noble Education, Inc. is responsible for the contents of the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Annual Report is consistent with that in the Consolidated Financial Statements.
The Company maintains a comprehensive accounting system, which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Company’s Code of Business Conduct and Ethics. The Audit Committee of the Board of Directors composed of directors who are not members of management, meets regularly with management, the independent registered public accountants and the internal auditors to ensure that their respective responsibilities are properly discharged. Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 76 of this report on Form 10-K for the year ended April 30, 2016.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal 2016 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barnes & Noble Education, Inc.
We have audited Barnes & Noble Education, Inc. and subsidiaries' internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Barnes & Noble Education, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Barnes & Noble Education, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended April 30, 2016 and our report dated June 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, NJ
June 29, 2016

Index to Form 10-K Index to FS

Item 9B. OTHER INFORMATION

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 30, 2016 (the "Proxy Statement").
The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.
Item 11. EXECUTIVE COMPENSATION
The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.
The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of April 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,287,547	$11.17	1,287,547
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,287,547	$11.17	1,287,547
The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

Index to Form 10-K Index to FS

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:

1.	Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations and Comprehensive Income for the years ended April 30, 2016, May 2, 2015, and May 3, 2014
Consolidated Balance Sheets as of April 30, 2016 and May 2, 2015
Consolidated Statements of Cash Flows for the years ended April 30, 2016, May 2, 2015, and May 3, 2014
Consolidated Statements of Equity for the years ended April 30, 2016 and May 2, 2015
Notes to Consolidated Financial Statements, for the years ended April 30, 2016, May 2, 2015, and May 3, 2014
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended April 30, 2016, May 2, 2015, and May 3, 2014

2.	Financial Statement Schedules of Barnes & Noble Education, Inc.:
Included in Part II of this report: Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Plan of acquisition, reorganization, arrangement, liquidation or succession.

2. 1†
Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc., filed as Exhibit 2.1 to Report on Form 10-Q filed with the SEC on September 10, 2015, and incorporated herein by reference.

Articles of Incorporation and By-Laws.

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

Material contracts.

10. 1†
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

10.6†	Barnes & Noble Education, Inc. Equity Incentive Plan

Index to Form 10-K Index to FS

10.7†	Barnes & Noble Education, Inc. Form of Performance Unit Award Agreement

10.8†	Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement

10.9†	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement

10.10†	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement

10.11†
Amended and Restated Employment Agreement, dated June 25, 2015, between Barnes & Noble Education, Inc. and Max J. Roberts filed as Exhibit 10.9 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.12†
Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and Barry Brover filed as Exhibit 10.10 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.13†
Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and Patrick Maloney filed as Exhibit 10.11 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.14†
Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and William Maloney filed as Exhibit 10.12 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.15†
Employment Agreement, dated June 26, 2015, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.13 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.16†	Form of Director Indemnification Agreement

10.17†	Retention Bonus Agreement, dated February 7, 2014, between Barnes & Noble Education, Inc. and Barry Brover

10.18†	Retention Bonus Agreement, dated February 7, 2014, between Barnes & Noble Education, Inc. and Patrick Maloney

10.19†	Retention Bonus Agreement, dated February 7, 2014, between Barnes & Noble Education, Inc. and Joel Friedman

Other.

21.1	List of subsidiaries of Barnes & Noble Education, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Previously filed.

Index to Form 10-K Index to FS

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Barnes & Noble Education, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/s/ Max J. Roberts
Max J. Roberts
Chief Executive Officer

Date: June 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby Michael P. Huseby	Executive Chairman and Director	June 29, 2016

/s/ Max J. Roberts Max J. Roberts	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2016

/s/ Barry Brover Barry Brover	Chief Financial Officer (Principal Financial Officer)	June 29, 2016

/s/ Seema C. Paul Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2016

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Director	June 29, 2016

/s/ David G. Golden David G. Golden	Director	June 29, 2016

/s/ John R. Ryan John R. Ryan	Director	June 29, 2016

/s/ Jerry Sue Thornton Jerry Sue Thornton	Director	June 29, 2016

/s/ David A. Wilson David A. Wilson	Director	June 29, 2016