Form 10-Q
period 2016-07-30
Barnes & Noble Education, Inc.
filed 2016-09-08
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 26, 2016, 46,072,893 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

On February 26, 2015, Barnes & Noble, Inc. (“Barnes & Noble”) announced plans for the complete legal and structural separation of Barnes & Noble Education, Inc. (the “Company”) from Barnes & Noble (the “Spin-Off”). Under the Separation and Distribution Agreement between Barnes & Noble and the Company, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis.

On July 14, 2015, Barnes & Noble approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of our Common Stock, par value $0.01 per share ("Common Stock"), to Barnes & Noble’s existing stockholders. The pro rata dividend was made on August 2, 2015 to the Barnes & Noble stockholders of record (as of July 27, 2015). Each Barnes & Noble stockholder of record received a distribution of 0.632 shares of our Common Stock for each share of Barnes & Noble common stock held on the record date. Following the Spin-Off, Barnes & Noble does not own any equity interest in us.

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

The results of operations for the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015, and the results of operations for the 13 weeks ended July 30, 2016 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 30, 2016

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 30, 2016	August 1, 2015
Sales:
Product sales and other	$217,736	$218,716
Rental income	21,501	20,267
Total sales	239,237	238,983
Cost of sales:
Product and other cost of sales	177,994	174,909
Rental cost of sales	13,830	12,530
Total cost of sales	191,824	187,439
Gross profit	47,413	51,544
Selling and administrative expenses	85,464	86,684
Depreciation and amortization expense	12,921	13,100
Restructuring costs	1,790	—
Operating loss	(52,762)	(48,240)
Interest expense, net	666	3
Loss before income taxes	(53,428)	(48,243)
Income tax benefit	(25,512)	(21,325)
Net loss	$(27,916)	$(26,918)
Other comprehensive loss	(9)	—
Total comprehensive loss	$(27,925)	$(26,918)

Loss per share of Common Stock:
Basic	$(0.60)	$(0.65)
Diluted	$(0.60)	$(0.65)
Weighted average shares of Common Stock outstanding:
Basic	46,349	41,426
Diluted	46,349	41,426
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 30, 2016	August 1, 2015	April 30, 2016
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,906	$8,887	$28,568
Receivables, net	38,898	35,461	50,924
Merchandise inventories, net	724,329	766,767	312,747
Textbook rental inventories	7,527	7,640	47,760
Prepaid expenses and other current assets	8,614	7,623	6,453
Total current assets	788,274	826,378	446,452
Property and equipment, net	107,347	108,783	111,185
Intangible assets, net	197,508	195,627	199,663
Goodwill	281,337	274,070	280,911
Other noncurrent assets	39,003	44,738	33,472
Total assets	$1,413,469	$1,449,596	$1,071,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$560,163	$596,786	$152,175
Accrued liabilities	41,949	61,647	105,877
Total current liabilities	602,112	658,433	258,052
Long-term deferred taxes, net	35,636	49,772	29,865
Credit Facility borrowings	25,000	—	—
Other long-term liabilities	74,976	69,555	75,380
Total liabilities	737,724	777,760	363,297
Commitments and contingencies	—	—	—
Stockholders' equity:
Parent company investment	—	671,836	—
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 48,655, 0 and 48,645 shares, respectively; outstanding, 46,086, 0 and 46,755 shares, respectively	487	—	486
Accumulated other comprehensive (loss) income	(8)	—	1
Additional paid-in capital	701,401	—	699,512
Retained earnings	(914)	—	27,002
Treasury stock, at cost	(25,221)	—	(18,615)
Total stockholders' equity	675,745	671,836	708,386
Total liabilities and stockholders' equity	$1,413,469	$1,449,596	$1,071,683
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net loss	$(27,916)	$(26,918)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	12,921	13,100
Amortization of deferred financing costs	163	—
Deferred taxes	5,772	8,039
Stock-based compensation expense	1,890	953
Change in other long-term liabilities	(404)	67
Changes in other operating assets and liabilities, net	(17,628)	14,314
Net cash flows (used in) provided by operating activities	(25,202)	9,555
Cash flows from investing activities:
Purchases of property and equipment	(6,183)	(11,763)
Acquisition of business	(975)	—
Net increase in other noncurrent assets	(5,690)	(4,853)
Net cash flows used in investing activities	(12,848)	(16,616)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	—	(28,868)
Proceeds from borrowings on Credit Facility	25,900	—
Repayments of borrowings on Credit Facility	(900)	—
Purchase of treasury shares	(6,606)	—
Net cash flows provided by (used in) financing activities	18,394	(28,868)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net decrease in cash and cash equivalents	(19,662)	(35,929)
Cash and cash equivalents at beginning of period	28,568	44,816
Cash and cash equivalents at end of period	$8,906	$8,887
Changes in other operating assets and liabilities, net:
Receivables, net	$12,566	$41,090
Merchandise inventories	(411,585)	(469,343)
Textbook rental inventories	40,233	39,910
Prepaid expenses and other current assets	(2,062)	(2,998)
Accounts payable and accrued liabilities	343,220	405,655
Changes in other operating assets and liabilities, net	$(17,628)	$14,314
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

				Accum.
			Additional	Other		Parent
	Common Stock		Paid-In	Comp.	Retained	Company	Treasury Stock		Total
	Shares	Amount	Capital	Income	Earnings	Investment	Shares	Amount	Equity
Balance at May 2, 2015	—	$—	$—	$—	$—	$726,669	—	$—	$726,669
Net loss						(26,918)			(26,918)
Stock-based compensation expense						953			953
Net change in Barnes & Noble, Inc. Investment						(28,868)			(28,868)
Balance at August 1, 2015	—	$—	$—	$—	$—	$671,836	—	$—	$671,836

				Accum.
			Additional	Other		Parent
	Common Stock		Paid-In	Comp.	Retained	Company	Treasury Stock		Total
	Shares	Amount	Capital	Income	Earnings	Investment	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,512	$1	$27,002	$—	1,890	$(18,615)	$708,386
Stock-based compensation expense			1,890						1,890
Vested equity awards	10	1	(1)						—
Common stock repurchased							676	(6,567)	(6,567)
Shares repurchased for tax withholdings for vested stock awards							3	(39)	(39)
Other comprehensive loss				(9)					(9)
Net loss					(27,916)				(27,916)
Balance at July 30, 2016	48,655	$487	$701,401	$(8)	$(914)	$—	2,569	$(25,221)	$675,745

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 30, 2016, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 30, 2016, May 2, 2015 and May 3, 2014 (Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 770 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
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
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. During the 13 weeks ended July 30, 2016, we opened 33 stores and closed 14 stores. As of July 30, 2016, we operated 770 stores nationwide.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•	Increase Market Share with New Accounts.

•	Adapting our Merchandising Strategy and Product and Service Offerings.

•	Scalable and Leading Digital Product and Solution Set.

•	Expand Strategic Opportunities through Acquisitions and Partnerships.
For additional information related to our Strategies, see Part I - Item 2. Management Discussion and Analysis - Overview.
Separation from Barnes & Noble, Inc.
On February 26, 2015, Barnes & Noble announced plans to spin-off its 100% equity interest in our Company ("Spin-Off"). At the time of the Spin-Off on August 2, 2015, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”). Following the Spin-Off, Barnes & Noble does not own any equity interest in us. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. For details related to the Distribution of our Common Stock, see Note 6. Equity and Earnings Per Share.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 30, 2016 are not indicative of the results expected for the 52 weeks ending April 29, 2017 (Fiscal 2017).
Stand-alone basis financial statements
The results of operations for the 13 weeks ended August 1, 2015 (period presented prior to the Spin-Off, which is referred to as the "stand-alone period") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our condensed consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.
Consolidated basis financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 weeks ended July 30, 2016 (i.e. first quarter of Fiscal 2017) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Revenue Recognition and Deferred Revenue
Revenue from sales of our products at physical locations is recognized at the time of sale. Revenue from sales of products ordered through our websites is recognized upon receipt of the shipment by our customers. Sales taxes collected from our customers are excluded from reported revenues. All of our sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. We do not treat any promotional offers as expenses.
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
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying condensed consolidated balance sheets. As of July 30, 2016, we had $281,337 of goodwill. ASC No. 350-30, Goodwill and Other Intangible Assets ("ASC 350-30"), requires that goodwill be tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.
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
As of the date of our annual goodwill impairment test, the excess fair value over carrying value was approximately 9%. Goodwill is subject to further risk of impairment if comparable store sales decline, store closings accelerate or digital projections fall short of expectations. Additionally, changes in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 30, 2016 for a discussion of key assumptions used in our testing.
Change in Accounting Principle and Error Corrections
During the fourth quarter of Fiscal 2016, we adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") retrospectively to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. We reclassified our net current deferred tax asset of $23,265 to the net non-current deferred tax liability in our condensed consolidated balance sheet as of August 1, 2015.
During the fourth quarter of Fiscal 2016, we identified an immaterial balance sheet error correction for cash and accounts payable amounts for prior periods reported. This correction was to record outstanding payments and overdraft cash concentration balances as part of cash and cash equivalents account from the previously recorded accounts payable account. We corrected the balance sheet for the period ended August 1, 2015 by decreasing cash and accounts payable by $7,142 as a result of the immaterial balance sheet error correction. Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, or earnings per share reported in the financial statements for any prior period financial statements. Additionally, this balance sheet misstatement did not affect the debt covenants under our Credit Facility.
Note 3. Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, Statement of Cash Flow (Topic 230) ("ASU 2016-15") to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The revised guidance seeks to achieve this objective by providing specific guidance over eight identified cash flow issues. We are required to adopt this standard in the first quarter of Fiscal 2019 and early adoption is permitted. The guidance will be applied on a retrospective basis beginning with the earliest period presented. We have evaluated the guidance of this new standard to determine the impact of adoption on our condensed consolidated financial statements and concluded that there is no impact at this time. We have elected to early adopt this guidance this quarter.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We are required to adopt this standard in the first quarter of Fiscal 2020 and early adoption is permitted. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. We are currently evaluating this standard to determine the impact of adoption on our condensed consolidated financial statements.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 4. Acquisition
Promoversity
In June 2016, we completed the purchase of substantially all of the assets of Promoversity, a custom merchandise supplier and e-commerce storefront solution serving the collegiate bookstore business and its customers. The acquisition will enable us to customize our e-commerce offerings and drive on-campus apparel sales. The acquisition purchase price was $1,525, including working capital, and was financed with cash from operations. The preliminary allocation of the purchase price was based upon a valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The preliminary purchase price was allocated primarily as follows: $741 intangible assets (with a five year amortization period), $428 goodwill, $306 net current assets, and $500 future performance-based obligations. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.
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
Note 6. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 30, 2016, we repurchased 676,048 shares for approximately $6,567 at an average cost per share of $10.03. As of July 30, 2016, approximately $26,820 remains available under the stock repurchase program.
During the 13 weeks ended July 30, 2016, we also repurchased 3,686 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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

	13 weeks ended
	July 30, 2016	August 1, 2015
Numerator for basic and diluted loss per share:
Net loss available to common shareholders	$(27,916)	$(26,918)

Denominator for basic and diluted loss per share:
Basic and Diluted weighted average shares of Common Stock	46,349	41,426

Loss per share of Common Stock:
Basic	$(0.60)	$(0.65)
Diluted	$(0.60)	$(0.65)

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
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair values of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1. The carrying amount of the outstanding borrowings under the Credit Facility of $25,000 approximates its fair value.
Note 8. Credit Facility
Until August 3, 2015, we were party to an amended and restated credit facility with Barnes & Noble, Inc. as the lead borrower (as amended and modified to date, the “B&N Credit Facility”). All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015.
On August 3, 2015, we and certain of our subsidiaries, entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “BNED Credit Facility”). The Company has the option to request an increase in commitments under the BNED Credit Facility of up to $100,000 subject to certain restrictions. For additional information including interest terms and

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

covenant requirements related to the BNED Credit Facility, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended April 30, 2016.
As of July 30, 2016, we had $25,000 of outstanding borrowings under the BNED Credit Facility. During the 13 weeks ended July 30, 2016, we borrowed $25,900 and repaid $900 under the BNED Credit Facility. As of July 30, 2016, we have issued $3,567 in letters of credit under the facility.
Note 9. Supplementary Information
Restructuring Costs
In Fiscal 2016, we implemented a plan to restructure our digital operations. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that supported the Yuzu® eTextbook platform. We recorded restructuring costs of $8,830 in Fiscal 2016 comprised of $3,216 in employee-related costs (including severance and retention), facility exit costs of $5,046 and $568 related to specific contracts. During the 13 weeks ended July 30, 2016, we recorded $1,790 in additional restructuring costs primarily for employee related costs (including severance and retention). The majority of the restructuring related to employee matters was completed in the first quarter of Fiscal 2017.
Other Long-Term Liabilities
Other long-term liabilities consist primarily of tax liabilities related to the long-term tax payable associated with the LIFO reserve and deferred management service agreement costs related to college and university contracts. We provide for minimum contract expense over the lease terms on a straight-line basis. The excess of such minimum contract expense over actual contract payments (net of school allowances) is reflected in other long-term liabilities and accrued liabilities in the condensed consolidated balance sheets.  Long-term liabilities were comprised of the following:

	July 30, 2016	August 1, 2015	April 30, 2016
Tax liabilities and reserves	$69,345	$63,699	$69,345
Deferred contract obligations (a)	4,166	4,052	4,164
Other	1,465	1,804	1,871
Total other long-term liabilities	$74,976	$69,555	$75,380

(a)	Contract obligations primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense.
Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.
Note 10. Barnes & Noble, Inc. Transactions
Our History with Barnes & Noble, Inc.
On February 26, 2015, Barnes & Noble announced plans to Spin-Off its 100% equity interest in our Company. At the time of the Spin-Off on August 2, 2015, Barnes & Noble distributed all of its equity interest in us, consisting of all of the outstanding shares of our Common Stock, to Barnes & Noble’s stockholders on a pro rata basis (the “Distribution”). Following the Spin-Off, Barnes & Noble does not own any equity interest in us. On August 2, 2015, we completed the legal separation from Barnes & Noble, at which time we began to operate as an independent publicly-traded company. For information about our history with Barnes & Noble, Inc. prior to the Spin-Off, see Part I - Item 1. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions in our Annual Report on Form 10-K for the year ended April 30, 2016.
Allocation of General Corporate Expenses from Barnes & Noble Prior to Spin-Off
The results of operations for the 13 weeks ended August 1, 2015 (i.e. first quarter of Fiscal 2016, which is referred to as the "stand-alone period") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
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
Direct Costs Incurred Related to On-going Agreements with Barnes & Noble After the Spin-Off
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 weeks ended July 30, 2016 (i.e. first quarter of Fiscal 2017) which includes direct costs incurred with Barnes & Noble under various agreements.
In connection with the separation from Barnes & Noble, we entered into a Separation and Distribution Agreement with Barnes & Noble on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including inventory purchases, employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. For information about these agreements, see Part I - Item 1. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions in our Annual Report on Form 10-K for the year ended April 30, 2016.
Summary of Transactions with Barnes & Noble
During the 13 weeks ended July 30, 2016 (i.e. first quarter of Fiscal 2017), we were billed $8,213 for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and selling, general and administrative expense in the condensed consolidated statement of operations.
During the 13 weeks ended August 1, 2015 (i.e. first quarter of Fiscal 2016), we were allocated $13,321, respectively, of general corporate expenses incurred by Barnes & Noble and purchases of inventory which are included as cost of sales and selling, general and administrative expense in the condensed consolidated statement of operations.
As of July 30, 2016, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above was $8,089 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets. As of August 1, 2015, amounts due to Barnes & Noble, Inc. related to intercompany loans, net of corporate allocations, income taxes, and purchases of inventory was $113 and is included in Parent Company Investment in the condensed consolidated balance sheets.
Note 11. Employees’ Defined Contribution Plan
Prior to the Spin-Off on August 2, 2015, Barnes & Noble, Inc. sponsored the defined contribution plan for the benefit of substantially all of our employees. Total contributions charged to employee benefit expenses for the defined contribution plan prior to the Spin-Off were based on amounts allocated to us on the basis of direct usage. See Note 10. Barnes & Noble, Inc. Transactions.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Subsequent to the Spin-Off, we established a defined contribution plan for our employees ("Savings Plan") and Barnes & Noble, Inc. transferred to it the plan assets relating to the account balances of our employees. Additionally, we are responsible for employer contributions to the Savings Plan and fund the contributions directly.
Total contributions charged to employee benefit expenses for these plans were $1,249 and $1,275 during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.
Note 12. Stock-Based Compensation
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
During the second quarter of Fiscal 2016, 2,409,345 shares of our Common Stock were reserved for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU") and performance shares ("PS").
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
During the 13 weeks ended July 30, 2016, we granted employees 406,078 PS awards that will only vest based upon the achievement of pre-established performance goals related to Adjusted EBITDA and new business achieved measured over a period of time. The PS will vest based on company performance during Fiscal 2017 - Fiscal 2018 with one additional year of time-based vesting. The targets for achievement range from 0%-150%.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended
	July 30, 2016	August 1, 2015
Restricted stock expense	$150	$80
Restricted stock units expense	1,596	753
Performance shares expense	144	—
Stock option expense	—	120
Stock-based compensation expense	$1,890	$953
Total unrecognized compensation cost related to unvested awards as of July 30, 2016 was $23,096 and is expected to be recognized over a weighted-average period of 2.1 years.
Note 13. Income Taxes
We recorded an income tax benefit of $25,512 on a pre-tax loss of $53,428 during the 13 weeks ended July 30, 2016, which represented an effective income tax rate of 47.8% and an income tax benefit of $21,325 on pre-tax loss of $48,243 during the 13 weeks ended August 1, 2015, which represented an effective income tax rate of 44.2%.
The income tax provision for the 13 weeks ended July 30, 2016 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by income tax credits. Management expects nondeductible compensation expense for the current fiscal year to be significantly higher than in previous years because of limitations on deductibility of certain elements of our compensation program imposed by Section 162(m) of the Internal Revenue Code. Management expects that nondeductible compensation in future fiscal years will be lower than the current fiscal year as our compensation plans are brought in alignment with performance based requirements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2016 and August 1, 2015
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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Description of business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 770 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
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
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. During the 13 weeks ended July 30, 2016, we opened 33 stores and closed 14 stores, with estimated annual net incremental sales of $86 million. As of July 30, 2016, we operated 770 stores nationwide.
We are well positioned to benefit from the continuing trend towards outsourcing across the campus bookstore market given our brand, reputation with institutions, students and faculty for service and our full suite of products and services including: bookstore management, textbook rental and digital delivery.
Separation from and On-going Agreement with Barnes & Noble, Inc.
For information on our separation from and on-going agreements with Barnes & Noble, Inc. see Item 1. Financial Statements — Note 10. Barnes & Noble, Inc. Transactions.
Strength of Our Business
We enhance the academic and social purpose of educational institutions by providing essential educational content and tools within a dynamic retail environment. Our products and services improve academic outcomes, provide support to students, and create loyalty and retention, while also supporting the financial goals of the colleges and universities we serve. We provide more than course materials and merchandise - we work as a true partner with colleges and universities, aligned with their missions and goals by acting as a valuable support system for students and faculty. We deliver an attractive retail and digital learning experience driven by innovation, advanced technologies and a deep understanding of the evolving needs and behaviors of our students, faculty and administrators. Our competitive strengths are:

•
Large Footprint with Well-Recognized Brand: We are one of the largest operators of bookstores on college and university campuses in the United States. As of April 30, 2016, we operated 751 stores in 43 states and the District of Columbia, which reached 26% of the total number of students enrolled at colleges and universities in the United States. The Barnes & Noble brand is virtually synonymous with bookselling, and we believe it is one of the most widely recognized and respected brands in the United States. Our large footprint and our reputation and credibility in the marketplace not only support our marketing efforts to universities, students and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels.

•
Stable, Long-Term Contracts: We operate our stores under management contracts with colleges and universities that are typically for five-year terms with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to 120 days' notice. From Fiscal 2013 through Fiscal 2016, 94% of these contracts were renewed or extended, often before their termination dates. In addition, these contracts are financially beneficial to us as we typically pay the college or university a percentage of our sales, including certain contracts with minimum guarantee payments. Therefore, the expense related to our college and university contracts is primarily a function of each stores success. This arrangement is also beneficial to the colleges and universities, providing them with an incentive to encourage their students and faculty to shop at our affiliated stores.

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

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•
Increasing Market Share with New Accounts: Historically, new store openings have been an important driver of growth. From Fiscal 2012 to the end of Fiscal 2016, we increased the number of stores we serve from 636 to 751, or 18%. During the 13 weeks ended July 30, 2016, we opened 33 stores and closed 14 stores. As of July 30, 2016, we operated 770 stores nationwide. Currently, approximately 52% of college and university affiliated bookstores in the United States are operated by their respective institutions. As of the end of Fiscal 2016, we operated only 19% of all college and university affiliated bookstores in the United States. Based on the anticipated continuing trend towards outsourcing in the campus bookstore market, we intend to aggressively pursue these opportunities and bid on these contracts. We expect new store openings will be the most important driver of future growth in our business.

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

•
Expanding Strategic Opportunities through Acquisitions and Partnerships: We intend to pursue strategic relationships with companies that enhance our educational services or distribution platform, or create compelling content offerings. In Fiscal 2016, we acquired LoudCloud Systems, Inc., a sophisticated digital platform and analytics provider. We may also expand our current suite of digital content offerings and platform through acquisitions, internal or third-party software development and strategic partnerships. Expansion into new educational verticals and markets, such as K-12, vocational and international markets, will be opportunistically evaluated. During the first quarter of Fiscal 2017, we acquired Promoversity, a custom merchandise supplier and e-commerce storefront solution serving the collegiate bookstore business and its customers. The acquisition will enable us to customize our e-commerce offerings and drive on-campus apparel sales.

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

•
General Merchandise: General merchandise sales are generated in-store, on campus at sporting and other events, as well as online through school-branded e-commerce sites. Our stores feature collegiate and athletic apparel relating to a school and/or its athletic programs and other custom-branded school spirit products, technology, supplies and convenience items. With our recent acquisition of Promoversity, a custom merchandise supplier and e-commerce storefront solution serving the collegiate bookstore business and its customers, we will be able to customize our e-commerce offerings and drive on-campus apparel sales. Other merchandise, such as laptops and other technology products, notebooks, backpacks, school and dormitory supplies and related items are also offered. In addition, as of April 30, 2016, we operated 80 customized cafés, featuring Starbucks Coffee®, and 18 stand-alone convenience stores, as well as diverse grab-and-go options including organic, vegan and gluten-free, and ethnic fare for students on the move. These offerings increase traffic and time spent in our stores.

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

Platform Services

•
FacultyEnlight®: Our proprietary online platform enhances content search, discovery and adoption (i.e. textbook selection) by faculty on each campus. Thus far, over 250,000 faculty members use FacultyEnlight® to compare and contrast key decision-making factors, such as cost savings to students and format availability (including rental and digital options); read and write peer product reviews; and see what textbooks are being used by colleagues at other colleges and universities. This wealth of available information enables faculty to find and select the course materials that are both relevant to their subject matter and affordable to their students. FacultyEnlight® also provides us with a communication platform to connect with faculty directly, allowing us to better understand their needs, preferences and challenges when it comes to the textbook adoption process, and deliver our affordability message.

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
Seasonality
Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters ("rush season"), when college students generally purchase and rent textbooks for the upcoming semesters. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.

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
We expect awards of new accounts resulting in new store openings will continue to be an important driver of future growth in our business. We are awarded additional contracts for stores as colleges and universities decide to outsource their bookstore, and we also obtain new contracts for stores that were previously operated by competitors. Sales trends are primarily impacted by new store openings, increasing the students and faculty served, as well as changes in comparable store sales and store closings. We close stores at the end of their contract terms due to low profitability or because the new contract has been awarded to a competitor. Over the last four years, we have consistently opened new stores increasing our total number of stores open from 636 at the beginning of Fiscal 2012 to 751 at the end of Fiscal 2016. As of the end of the first quarter of Fiscal 2017, we operate 770 nationwide.
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
Prior to the recent restructuring of our digital operation, selling and administrative expenses had generally increased primarily as a result of our investments in Yuzu®, our eTextbook platform. Additionally, selling and administrative expenses had increased due to infrastructure costs to support growth and costs associated with being an independent publicly-traded company. In an effort to reduce and manage digital expenditures, while at the same time maintaining high quality digital products, we restructured our digital operations in Fiscal 2016. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. We recorded restructuring costs of $8.8 million in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 13 weeks ended July 30, 2016, we recorded $1.8 million in additional restructuring costs primarily for employee related costs. The majority of the restructuring related to employee matters was completed in the first quarter of Fiscal 2017.
Additionally, we have effectively outsourced the Yuzu® eTextbook reading platform and have acquired LoudCloud Systems, Inc., a sophisticated digital platform and analytics provider. With the implementation of these initiatives, we expect to operate with a lower digital cost structure in Fiscal 2017, as compared to our historical Yuzu® digital spend in previous years.
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
Stand-alone financial statements (Prior to the Spin-Off)
The results of operations for the 13 weeks ended August 1, 2015 (period presented prior to the Spin-Off, which is referred to as the "stand-alone period") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our condensed consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us. For additional information, see Part I - Item 1. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions.
Consolidated financial statements (Subsequent to the Spin-Off)
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 weeks ended July 30, 2016 which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Part I - Item 1. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions.
Results of Operations - Summary

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Sales:
Product sales and other	$217,736	$218,716
Rental income	21,501	20,267
Total sales	$239,237	$238,983

Net loss	$(27,916)	$(26,918)

Adjusted EBITDA (non-GAAP) (a)	$(36,524)	$(35,140)

Adjusted Earnings (non-GAAP) (b)	$(25,885)	$(26,918)

Comparable store sales (decrease) increase (c)	(2.8)%	1.8%
Stores opened	33	21
Stores closed	14	9
Number of stores open at end of period	770	736

(a)	Adjusted EBITDA is a non-GAAP financial measure. See Adjusted EBITDA (non-GAAP) discussion below.

(b)	Adjusted Earnings is a non-GAAP financial measure. See Adjusted Earnings (non-GAAP) discussion below.

(c)
Effective for the first quarter of Fiscal 2017, comparable store sales includes sales from stores that have been open for an entire fiscal year period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis. We believe the current comparable store sales calculation method better reflects the manner in which management views comparable sales, as well as the seasonal nature of our business. For periods presented prior to the first quarter of Fiscal 2017, comparable store sales includes sales from stores that have been open for at least 15 months, does not include sales from closed stores for all periods presented, and includes digital agency sales on a net basis.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales of the Company:

	13 weeks ended
	July 30, 2016	August 1, 2015
Sales:
Product sales and other	91.0%	91.5%
Rental income	9.0	8.5
Total sales	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	81.7	80.0
Rental cost of sales (a)	64.3	61.8
Total cost of sales	80.2	78.4
Gross margin	19.8	21.6
Selling and administrative expenses	35.7	36.3
Depreciation and amortization expense	5.4	5.5
Restructuring costs	0.7	—
Operating loss	(22.0)	(20.2)
Interest expense, net	0.3	—
Loss before income taxes	(22.3)	(20.2)
Income tax benefit	(10.7)	(8.9)
Net loss	(11.6)%	(11.3)%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.
13 weeks ended July 30, 2016 compared with the 13 weeks ended August 1, 2015
Sales
The following table summarizes our sales for the 13 weeks ended July 30, 2016 and August 1, 2015:

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Product sales and other	$217,736	$218,716
Rental income	21,501	20,267
Total Sales	$239,237	$238,983
Our sales increased $0.2 million, or 0.1%, to $239.2 million during the 13 weeks ended July 30, 2016 from $239.0 million during the 13 weeks ended August 1, 2015. New store openings increased sales by $8.5 million, partially offset by closed stores, which decreased sales by $1.8 million.
Comparable store sales decreased 2.8%, or $6.2 million, for the comparable 13 week sales period. Textbook revenue decreased $6.9 million, or 6.8%, during the summer semester, primarily due to lower new and used textbook sales. This decrease was partially offset by a $1.6 million, or 1.6%, increase in general merchandise sales, primarily due to higher emblematic apparel and graduation product sales.
We added 33 new stores and closed 14 stores during the 13 weeks ended July 30, 2016, ending the period with a total of 770 stores.

Cost of Sales and Gross Margin
The following table summarizes our cost of sales for the 13 weeks ended July 30, 2016 and August 1, 2015:

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Related Sales	August 1, 2015	% of Related Sales
Product and other cost of sales	$177,994	81.7%	$174,909	80.0%
Rental cost of sales	13,830	64.3%	12,530	61.8%
Total Cost of Sales	$191,824	80.2%	$187,439	78.4%
The following table summarizes our gross margin for the 13 weeks ended July 30, 2016 and August 1, 2015:

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Related Sales	August 1, 2015	% of Related Sales
Product and other gross margin	$39,742	18.3%	$43,807	20.0%
Rental gross margin	7,671	35.7%	7,737	38.2%
Gross Margin	$47,413	19.8%	$51,544	21.6%
Our cost of sales increased as a percentage of sales to 80.2% during the 13 weeks ended July 30, 2016 compared to 78.4% during the 13 weeks ended August 1, 2015. This was due to the factors discussed below.
Our gross margin decreased $4.1 million, or 8.0%, to $47.4 million, or 19.8% of sales, during the 13 weeks ended July 30, 2016 from $51.5 million, or 21.6% of sales, during the 13 weeks ended August 1, 2015. Gross margin as a percentage of sales decreased due to lower used textbook margin rates and higher costs related to our college and university contracts resulting from contract renewals and new store contracts, partially offset by a favorable sales mix as discussed below:

•
Product and other gross margin decreased (170 basis points), driven primarily by lower margin rates (185 basis points), primarily related to increased markdowns on used textbooks in a non-rush, low volume sales quarter, and increased costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts, partially offset by a favorable sales mix (45 basis points) resulting from an increase in higher margin general merchandise as a percentage of sales.

•
Rental gross margin decreased (250 basis points), driven primarily by increased costs related to our college and university contracts (120 basis points) resulting from contract renewals and new store contracts, lower rental margin rates (75 basis points) and an unfavorable rental mix (55 basis points).

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
Total Selling and Administrative Expenses	$85,464	35.7%	$86,684	36.3%
During the 13 weeks ended July 30, 2016, selling and administrative expenses decreased $1.2 million, or 1.4%, to $85.5 million from $86.7 million during the 13 weeks ended August 1, 2015. The decrease was due primarily to a $3.1 million decrease in digital expenses related to Yuzu® and LoudCloud and a $2.5 million decrease in comparable store payroll and operating expenses, partially offset by a $2.5 million increase in new store payroll and operating expenses (net of closed stores) and $1.5 million of transaction costs incurred for business development and acquisitions.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
Total Depreciation and Amortization Expense	$12,921	5.4%	$13,100	5.5%
Depreciation and amortization remained flat during the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015.

Restructuring Costs
In Fiscal 2016, we implemented a plan to restructure our digital operations. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that supported the Yuzu® eTextbook platform. We recorded restructuring costs of $8.8 million in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 13 weeks ended July 30, 2016, we recorded $1.8 million in additional restructuring costs primarily for employee related costs (including severance and retention). The majority of the restructuring related to employee matters was completed in the first quarter of Fiscal 2017.
Operating Loss

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
Total Operating Loss	$(52,762)	(22.0)%	$(48,240)	(20.2)%
Our operating loss was $52.8 million during the 13 weeks ended July 30, 2016 compared to operating loss of $48.2 million during the 13 weeks ended August 1, 2015. This decrease was due to the matters discussed above. Excluding the restructuring costs of $1.8 million, and transaction costs (included in selling and administrative expenses) of $1.5 million, operating loss was $49.4 million (or 20.7% of sales) during the 13 weeks ended July 30, 2016, compared with operating loss of $48.2 million during the 13 weeks ended August 1, 2015.
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Interest Expense, Net	$666	$3
Net interest expense increased during the 13 weeks ended July 30, 2016 primarily due to increased borrowings under the Credit Facility entered into during Fiscal 2016.
Income Tax Expense

	13 weeks ended
Dollars in thousands	July 30, 2016	Effective Rate	August 1, 2015	Effective Rate
Income Tax Benefit	$(25,512)	47.8%	$(21,325)	44.2%
We recorded an income tax benefit of $25.5 on a pre-tax loss of $53.4 during the 13 weeks ended July 30, 2016, which represented an effective income tax rate of 47.8% and an income tax benefit of $21.3 on pre-tax loss of $48.2 during the 13 weeks ended August 1, 2015, which represented an effective income tax rate of 44.2%.
The income tax provision for the 13 weeks ended July 30, 2016 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by income tax credits. Management expects nondeductible compensation expense for the current fiscal year to be significantly higher than in previous years because of limitations on deductibility of certain elements of our compensation program imposed by Section 162(m) of the Internal Revenue Code. Management expects that nondeductible compensation in future fiscal years will be lower than the current fiscal year as our compensation plans are brought in alignment with performance based requirements.
Net Loss

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Net Loss	$(27,916)	$(26,918)
As a result of the factors discussed above, we reported net loss of $27.9 million during the 13 weeks ended July 30, 2016, compared with net loss of $26.9 million during the 13 weeks ended August 1, 2015. Adjusted Earnings (non-GAAP) is $(25.9) million during the 13 weeks ended July 30, 2016, compared with $(26.9) million during the 13 weeks ended August 1, 2015. See Adjusted Earnings (non-GAAP) discussion below.

Use of Non-GAAP Measures - Adjusted EBITDA and Adjusted Earnings
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for additional items and subtracted from or added to net income. We define Adjusted Earnings as net income as adjusted for additional items and subtracted from or added to net income.
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q, the reconciliation from Adjusted EBITDA to net income, and the reconciliation from Adjusted Earnings to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
These non-GAAP financial measures are not intended as substitutes for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of these non-GAAP financial measures may be different from similarly named measures used by other companies, limiting their usefulness for comparison purposes. These non-GAAP financial measures should not be considered as alternatives to net income as an indicator of our performance or any other measures of performance derived in accordance with GAAP.
We review these Non-GAAP financial measures as internal measures to evaluate our performance and manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these Non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as it excludes certain items that do not reflect the ordinary earnings of our operations. Our Board of Directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. We believe that the inclusion of Adjusted EBITDA and Adjusted Earnings results provides investors useful and important information regarding our operating results.
Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Net loss	$(27,916)	$(26,918)
Add:
Depreciation and amortization expense	12,921	13,100
Interest expense, net	666	3
Income tax benefit	(25,512)	(21,325)
Restructuring costs (a)	1,790	—
Transaction costs (b)	1,527	—
Adjusted EBITDA (non-GAAP) (c)	$(36,524)	$(35,140)

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Transaction costs are costs incurred for business development and acquisitions, and are included in selling and administrative expenses in the condensed consolidated statements of operations.

(c)	See Use of Non-GAAP Measures discussion above.

Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Net loss	$(27,916)	$(26,918)
Reconciling items, after-tax (below)	2,031	—
Adjusted Earnings (non-GAAP) (a)	$(25,885)	$(26,918)

Reconciling items, pre-tax
Restructuring costs (b)	$1,790	$—
Transaction costs (c)	1,527	—
Reconciling items, pre-tax	3,317	—
Less: Pro forma income tax impact (d)	1,286	—
Reconciling items, after-tax	$2,031	$—
(a) See Use of Non-GAAP Measures discussion above.

(b)	See Management Discussion and Analysis - Results of Operations discussion above.
(c) Transaction costs are costs incurred for business development and acquisitions, and are included in selling and administrative expenses in the condensed consolidated statements of operations.

(d)	Represents the projected reduction in income tax expense based on our current combined federal and state aggregate income tax rate.
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit facility and short-term vendor financing.
Prior to the Spin-Off on August 2, 2015, we were party to the Credit Facility held by Barnes & Noble, Inc. ("B&N Credit Facility"). All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet prior to the Spin-Off on August 2, 2015. On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “BNED Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below. As of July 30, 2016, we had outstanding borrowings of $25.0 million under the BNED Credit Facility.
As of July 30, 2016, Other long-term liabilities includes $69.3 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 30, 2016, we repurchased 676,048 shares for approximately $6.6 million at an average cost per share of $10.03. As of July 30, 2016, approximately $26.8 million remains available under the stock repurchase program.
During the 13 weeks ended July 30, 2016, we also repurchased 3,686 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Cash and cash equivalents at beginning of period	$28,568	$44,816
Net cash flows (used in) provided by operating activities	(25,202)	9,555
Net cash flows used in investing activities	(12,848)	(16,616)
Net cash flows provided by (used in) financing activities	18,394	(28,868)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Cash and cash equivalents at end of period	$8,906	$8,887
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
Cash flows used in operating activities during the 13 weeks ended July 30, 2016 were $(25.2) million compared to cash flows provided by operating activities of $9.6 million during the 13 weeks ended August 1, 2015. This net change of $34.8 million was primarily due to changes in working capital, including receipts of a $38.2 million receivable from Barnes & Noble, Inc., which was paid at the time of the Spin-Off.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during the 13 weeks ended July 30, 2016 were $(12.8) million compared to $(16.6) million during the 13 weeks ended August 1, 2015. Capital expenditures totaled $6.2 million and $11.8 million during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended July 30, 2016 were $18.4 million compared to cash flows used in financing activities of $28.9 million during the 13 weeks ended August 1, 2015. This net change of $47.3 primarily due to the net change in the Barnes & Noble, Inc. investment of $28.9 million, credit facility borrowings of $25.0 million, offset by increased payments for Common Stock repurchased of $6.6 million.
Financing Arrangements
Until August 3, 2015, we were party to an amended and restated credit facility with Barnes & Noble, Inc. as the lead borrower (as amended and modified to date, the “B&N Credit Facility”). All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet as of August 1, 2015.
On August 3, 2015, we and certain of our subsidiaries, entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “BNED Credit Facility”). The Company has the option to request an increase in commitments under the BNED Credit Facility of up to $100.0 million, subject to certain restrictions. For additional information including interest terms and covenant requirements related to the BNED Credit Facility, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended April 30, 2016.
As of July 30, 2016, we had $25.0 million of outstanding borrowings under the BNED Credit Facility. During the 13 weeks ended July 30, 2016, we borrowed $25.9 million and repaid $0.9 million under the BNED Credit Facility. As of July 30, 2016, we have issued $3.6 million in letters of credit under the facility.
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

Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 30, 2016.
Off-Balance Sheet Arrangements
As of July 30, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
There were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 30, 2016.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 3. Recent Accounting Pronouncements of this Form 10-Q for information related to new accounting pronouncements.
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

•	our ability to successfully implement our strategic initiatives including our ability to identify and execute upon additional acquisitions and strategic investments;

•	technological changes;

•	our international expansion could result in additional risks;

•	our ability to attract and retain employees;

•	changes to payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of contracts and higher-than-anticipated store closings;

•	disruptions to our computer systems, data lines, telephone systems or supply chain, including the loss of suppliers;

•	work stoppages or increases in labor costs;

•	possible increases in shipping rates or interruptions in shipping service, effects of competition;

•	obsolete or excessive inventory;

•	product shortages;

•	changes in law or regulation;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	changes in accounting standards;

•	challenges to running our company independently from Barnes & Noble, Inc. following the Spin-Off;

•	the potential adverse impact on our business resulting from the Spin-Off; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the year ended April 30, 2016.
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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended April 30, 2016.
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
On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. The Court heard oral argument on September 28, 2015 on the post-trial motions on the jury’s infringement and validity determinations. On February 24, 2016, the Court issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent and ordered a new trial on damages with respect to ‘703 patent since the original damages award was a total award for both the ‘501 patent and the ‘703 patent. The court held a trial on June 23-24 and July 15, 2016 to determine the damage award related to the '703 patent. Adrea filed its post-trial brief on August 5, 2016; B&N’s response brief is due August 26, 2016, and Adrea’s reply brief will be due September 8, 2016.
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of July 30, 2016 with respect to shares of common stock we purchased during the first quarter of Fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2016 - May 28, 2016	288,833	$9.23	288,833	$30,710,895
May 29, 2016 - July 2, 2016	281,943	$9.78	281,943	$27,966,624
July 3, 2016 - July 30, 2016	105,272	$11.17	105,272	$26,819,867
	676,048	$10.03	676,048

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
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
During the 13 weeks ended July 30, 2016, we also repurchased 3,686 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Item 6.    Exhibits

10. 1	Barnes & Noble Education, Inc. Equity Award Plan Performance Share Award Agreement.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Seema Paul
Chief Accounting Officer
(principal accounting officer)
September 8, 2016

EXHIBIT INDEX

10.1	Barnes & Noble Education, Inc. Equity Award Plan Performance Share Award Agreement.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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