Form 10-Q
period 2016-10-29
Barnes & Noble Education, Inc.
filed 2016-12-06
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2016, 46,276,111 shares of Common Stock, par value $0.01 per share, were outstanding.

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

The results of operations for the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015, and the results of operations for the 13 and 26 weeks ended October 29, 2016 and 13 weeks ended October 31, 2015 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 29, 2016

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales:
Product sales and other	$697,927	$684,006	$915,663	$902,722
Rental income	72,744	71,858	94,245	92,125
Total sales	770,671	755,864	1,009,908	994,847
Cost of sales:
Product and other cost of sales	554,498	537,380	732,492	712,289
Rental cost of sales	44,659	43,363	58,489	55,893
Total cost of sales	599,157	580,743	790,981	768,182
Gross profit	171,514	175,121	218,927	226,665
Selling and administrative expenses	101,767	102,439	187,231	189,123
Depreciation and amortization expense	12,987	13,169	25,908	26,269
Restructuring costs	—	—	1,790	—
Operating income	56,760	59,513	3,998	11,273
Interest expense, net	630	554	1,296	557
Income before income taxes	56,130	58,959	2,702	10,716
Income tax expense	26,841	25,558	1,329	4,233
Net income	$29,289	$33,401	$1,373	$6,483

Earnings per share of Common Stock:
Basic	$0.63	$0.69	$0.03	$0.14
Diluted	$0.63	$0.69	$0.03	$0.14
Weighted average shares of Common Stock outstanding:
Basic	46,170	48,207	46,259	44,816
Diluted	46,593	48,562	46,652	45,023
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 29, 2016	October 31, 2015	April 30, 2016
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$176,578	$88,649	$28,568
Receivables, net	93,250	91,383	50,924
Merchandise inventories, net	401,338	431,023	312,747
Textbook rental inventories	86,704	83,846	47,760
Prepaid expenses and other current assets	8,083	6,304	6,453
Total current assets	765,953	701,205	446,452
Property and equipment, net	108,499	110,949	111,185
Intangible assets, net	194,562	193,113	199,663
Goodwill	281,350	274,070	280,911
Other noncurrent assets	38,226	46,335	33,472
Total assets	$1,388,590	$1,325,672	$1,071,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$439,746	$349,440	$152,175
Accrued liabilities	140,779	137,412	105,877
Total current liabilities	580,525	486,852	258,052
Long-term deferred taxes, net	25,743	39,557	29,865
Other long-term liabilities	75,962	69,585	75,380
Total liabilities	682,230	595,994	363,297
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 48,972, 48,219 and 48,645 shares, respectively; outstanding, 46,276, 48,217 and 46,755 shares, respectively	490	482	486
Additional paid-in capital	703,966	695,816	699,513
Retained earnings	28,375	33,401	27,002
Treasury stock, at cost	(26,471)	(21)	(18,615)
Total stockholders' equity	706,360	729,678	708,386
Total liabilities and stockholders' equity	$1,388,590	$1,325,672	$1,071,683
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$1,373	$6,483
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	25,908	26,269
Amortization of deferred financing costs	325	163
Deferred taxes	(4,122)	(2,176)
Stock-based compensation expense	4,458	2,970
Change in other long-term liabilities	582	97
Changes in other operating assets and liabilities, net	150,805	47,675
Net cash flows provided by operating activities	179,329	81,481
Cash flows from investing activities:
Purchases of property and equipment	(17,470)	(24,541)
Acquisition of business	(917)	—
Net increase in other noncurrent assets	(5,076)	(3,412)
Net cash flows used in investing activities	(23,463)	(27,953)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	—	(6,423)
Proceeds from borrowings on Credit Facility	47,400	8,700
Repayments of borrowings on Credit Facility	(47,400)	(8,700)
Payment of deferred financing costs	—	(3,251)
Purchase of treasury shares	(7,856)	(21)
Net cash flows used in financing activities	(7,856)	(9,695)
Net increase in cash and cash equivalents	148,010	43,833
Cash and cash equivalents at beginning of period	28,568	44,816
Cash and cash equivalents at end of period	$176,578	$88,649
Changes in other operating assets and liabilities, net:
Receivables, net	$(41,794)	$(14,832)
Merchandise inventories	(88,591)	(133,599)
Textbook rental inventories	(38,944)	(36,296)
Prepaid expenses and other current assets	(1,532)	(1,681)
Accounts payable and accrued liabilities	321,666	234,083
Changes in other operating assets and liabilities, net	$150,805	$47,675
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional		Parent
	Common Stock		Paid-In	Retained	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Investment	Shares	Amount	Equity
Balance at May 2, 2015	—	$—	$—	$—	$726,669	—	$—	$726,669
Net loss					(26,918)			(26,918)
Stock-based compensation expense					953			953
Net change in Barnes & Noble, Inc. Investment					(28,868)			(28,868)
Balance at August 2, 2015 (Spin-Off)	—	—	—	—	671,836	—	—	671,836
Net change in Barnes & Noble, Inc. Investment					22,445			22,445
Capitalization at Spin-Off	48,187	482	693,799		(694,281)			—
Stock-based compensation expense			2,017					2,017
Vested equity awards	32	—						—
Shares repurchased for tax withholdings for vested stock awards						2	(21)	(21)
Net income				33,401				33,401
Balance at October 31, 2015	48,219	$482	$695,816	$33,401	$—	2	$(21)	$729,678

			Additional		Parent
	Common Stock		Paid-In	Retained	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Investment	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,513	$27,002	$—	1,890	$(18,615)	$708,386
Stock-based compensation expense			4,457					4,457
Vested equity awards	327	4	(4)					—
Common stock repurchased						689	(6,718)	(6,718)
Shares repurchased for tax withholdings for vested stock awards						117	(1,138)	(1,138)
Net income				1,373				1,373
Balance at October 29, 2016	48,972	$490	$703,966	$28,375	$—	2,696	$(26,471)	$706,360

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 30, 2016, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 30, 2016, May 2, 2015 and May 3, 2014 (Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively) and the unaudited condensed consolidated financial statements in our Form 10-Q for the 13 weeks ended July 30, 2016.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 771 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
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
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. During the 26 weeks ended October 29, 2016, we opened 34 stores and closed 14 stores. As of October 29, 2016, we operated 771 stores nationwide.
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
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 29, 2016 are not indicative of the results expected for the 52 weeks ending April 29, 2017 (Fiscal 2017).
Stand-alone basis financial statements
The results of operations for the 13 weeks ended August 1, 2015 (i.e., first quarter of Fiscal 2016, which is referred to as the "stand-alone period") reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our condensed consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.
Consolidated basis financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 and 26 weeks ended October 29, 2016 (i.e. first and second quarter of Fiscal 2017) and the 13 weeks ended October 31, 2015 (i.e., second quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
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
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying condensed consolidated balance sheets. As of October 29, 2016, we had $281,350 of goodwill. ASC No. 350-30, Goodwill and Other Intangible Assets ("ASC 350-30"), requires that goodwill be tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.
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
Change in Accounting Principle and Error Corrections
During the fourth quarter of Fiscal 2016, we adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") retrospectively to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. We reclassified our net current deferred tax asset of $24,182 to the net non-current deferred tax liability in our condensed consolidated balance sheet as of October 31, 2015.
During the fourth quarter of Fiscal 2016, we identified an immaterial balance sheet error correction for cash and accounts payable amounts for prior periods reported. This correction was to record outstanding payments and overdraft cash concentration balances as part of cash and cash equivalents account from the previously recorded accounts payable account. We corrected the balance sheet for the period ended October 31, 2015 by decreasing cash and accounts payable by $125,632 as a result of the immaterial balance sheet error correction. Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, or earnings per share reported in the financial statements for any prior period financial statements. Additionally, this balance sheet misstatement did not affect the debt covenants under our Credit Facility.
Note 3. Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230) to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied on a retrospective basis beginning with the earliest period presented. We are required to adopt this standard in the first quarter of Fiscal 2019 and early adoption is permitted. We do not anticipate a material change to our condensed consolidated financial statements as a result of adopting this guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230) ("ASU 2016-15") to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The revised guidance seeks to achieve this objective by providing specific guidance over eight identified cash flow issues. We are required to adopt this standard in the first quarter of Fiscal 2019 and early adoption is permitted. The guidance will be applied on a retrospective basis beginning with the earliest period presented. We have evaluated the guidance of this new standard to determine the impact of adoption on our condensed consolidated financial statements and concluded that there is no impact. We elected to early adopt this guidance in the first quarter of Fiscal 2017.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 4. Acquisition
Promoversity
In June 2016, we completed the purchase of substantially all of the assets of Promoversity, a custom merchandise supplier and e-commerce storefront solution serving the collegiate bookstore business and its customers. The acquisition will enable us to customize our e-commerce offerings and drive on-campus apparel sales. The acquisition purchase price was $1,417, including working capital, and was financed with cash from operations. The preliminary allocation of the purchase price was based upon a valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The preliminary purchase price was allocated primarily as follows: $741 intangible assets (with a five year amortization period), $441 goodwill, $221 net current assets, and $500 future performance-based obligations. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.
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
Note 6. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 29, 2016, we repurchased 688,948 shares for approximately $6,718 at an average cost per share of $10.10. As of October 29, 2016, approximately $26,669 remains available under the stock repurchase program.
During the 26 weeks ended October 29, 2016, we also repurchased 116,914 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

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

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator for basic earnings per share:
Net income	$29,289	33,401	1,373	$6,483
Less allocation of earnings to participating securities	(19)	(22)	(1)	(26)
Net income available to common shareholders	$29,270	$33,379	$1,372	$6,457

Numerator for diluted earnings per share:
Net income available to common shareholders	$29,270	$33,379	$1,372	$6,457
Allocation of earnings to participating securities	19	22	1	26
Less diluted allocation of earnings to participating securities	(19)	(22)	(1)	(26)
Net income available to common shareholders	$29,270	$33,379	$1,372	$6,457

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	46,170	48,207	46,259	44,816

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	46,170	48,207	46,259	44,816
Average dilutive restricted stock units	364	355	339	178
Average dilutive performance shares	35	—	24	—
Average dilutive restricted shares	24	—	30	—
Average dilutive options	—	—	—	29
Diluted weighted average shares of Common Stock	46,593	48,562	46,652	45,023

Earnings per share of Common Stock:
Basic	$0.63	$0.69	$0.03	$0.14
Diluted	$0.63	$0.69	$0.03	$0.14

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
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
As of October 29, 2016, we had no outstanding borrowings under the BNED Credit Facility. During the 26 weeks ended October 29, 2016, we borrowed and repaid $47,400 under the BNED Credit Facility. As of October 29, 2016, we have issued $4,298 in letters of credit under the facility.
Note 9. Supplementary Information
Restructuring Costs
In Fiscal 2016, we implemented a plan to restructure our digital operations. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that supported the Yuzu® eTextbook platform. We recorded restructuring costs of $8,830 in Fiscal 2016 comprised of $3,216 in employee-related costs (including severance and retention), facility exit costs of $5,046 and $568 related to specific contracts. During the 26 weeks ended October 29, 2016, we recorded $1,790 in additional restructuring costs primarily for employee related costs (including severance and retention), respectively. The majority of the restructuring related to employee matters was completed during the first quarter of Fiscal 2017.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Long-term liabilities were comprised of the following:

	October 29, 2016	October 31, 2015	April 30, 2016
Tax liabilities and reserves	$69,371	$63,459	$69,345
Deferred contract obligations (a)	4,144	4,255	4,164
Other	2,447	1,871	1,871
Total other long-term liabilities	$75,962	$69,585	$75,380

(a)	Contract obligations primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

Direct Costs Incurred Related to On-going Agreements with Barnes & Noble After the Spin-Off
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 and 26 weeks ended October 29, 2016 (i.e. first and second quarter of Fiscal 2017) and the 13 weeks ended October 31, 2015 (i.e., second quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements.
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
Summary of Transactions with Barnes & Noble
During the 26 weeks ended October 29, 2016 (i.e., first and second quarter of Fiscal 2017) and the 13 weeks ended October 31, 2015 (i.e. second quarter of Fiscal 2016), we were billed $16,141 and $9,663, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and selling, general and administrative expense in the condensed consolidated statement of operations.
For the 13 weeks ended August 1, 2015 (i.e., first quarter of Fiscal 2016) we were allocated $13,321 of general corporate expenses incurred by Barnes & Noble and purchases of inventory which are included as cost of sales and selling, general and administrative expense in the condensed consolidated statement of operations.
As of October 29, 2016 and October 31, 2015, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above of $8,951 and $10,453 were included in accounts payable and accrued liabilities in the condensed consolidated balance sheets, respectively.
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
Total contributions charged to employee benefit expenses for these plans were $991 and $1,020 during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $2,240 and $2,295 during the 26 weeks ended October 29, 2016 and October 31, 2015, respectively.
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
When initially adopted, 2,409,345 shares of our Common Stock were reserved for grants under the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). During the second quarter of Fiscal 2017, shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,000,000 shares of our Common Stock, for an aggregate total of 6,409,345 shares. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU") and performance shares ("PS").

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015
(Thousands of dollars, except share and per share data)
(unaudited)

We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
During the 26 weeks ended October 29, 2016, we granted the following awards:

•
406,078 PS awards were granted to employees that will only vest based upon the achievement of pre-established performance goals related to Adjusted EBITDA and new business achieved measured over a period of time. The PS will vest based on company performance during Fiscal 2017 - Fiscal 2018 with one additional year of time-based vesting. The targets for achievement range from 0%-150%.

•	1,157,586 RSU awards were granted to employees with a three year vesting period in accordance with Equity Incentive Plan;

•	49,484 RSU awards and 12,371 RS awards were granted to the current Board of Directors ("BOD") members for annual compensation with a one year vesting period in accordance with Equity Incentive Plan.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Restricted stock expense	$70	$460	$220	$540
Restricted stock units expense	2,282	1,557	3,878	2,310
Performance shares expense	216	—	360	—
Stock option expense	—	—	—	120
Stock-based compensation expense	$2,568	$2,017	$4,458	$2,970
Total unrecognized compensation cost related to unvested awards as of October 29, 2016 was $20,315 and is expected to be recognized over a weighted-average period of 2.4 years.
Note 13. Income Taxes
We recorded an income tax expense of $26,841 on pre-tax income $56,130 of during the 13 weeks ended October 29, 2016, which represented an effective income tax rate of 47.8% and an income tax expense of $25,558 on pre-tax income of $58,959 during the 13 weeks ended October 31, 2015, which represented an effective income tax rate of 43.4%.
We recorded an income tax expense of $1,329 on pre-tax income of $2,702 during the 26 weeks ended October 29, 2016, which represented an effective income tax rate of 49.2% and an income tax expense of $4,233 on pre-tax income of $10,716 during the 26 weeks ended October 31, 2015, which represented an effective income tax rate of 39.5%.
The income tax provision for the 13 and 26 weeks ended October 29, 2016 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by income tax credits. Management expects nondeductible compensation expense for the current fiscal year to be significantly higher than in previous years because of limitations on deductibility of certain elements of our compensation program imposed by Section 162(m) of the Internal Revenue Code. Management expects that nondeductible compensation in future fiscal years will be lower than the current fiscal year as our compensation plans are brought in alignment with performance based requirements.
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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Description of business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 771 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company.
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
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. During the 26 weeks ended October 29, 2016, we opened 34 stores and closed 14 stores, with estimated annual net incremental sales of $88 million. As of October 29, 2016, we operated 771 stores nationwide.
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

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•
Increasing Market Share with New Accounts: Historically, new store openings have been an important driver of growth. From Fiscal 2012 to the end of Fiscal 2016, we increased the number of stores we serve from 636 to 751, or 18%. During the 26 weeks ended October 29, 2016, we opened 34 stores and closed 14 stores. As of October 29, 2016, we operated 771 stores nationwide. Currently, approximately 52% of college and university affiliated bookstores in the United States are operated by their respective institutions. As of the end of Fiscal 2016, we operated only 19% of all college and university affiliated bookstores in the United States. Based on the anticipated continuing trend towards outsourcing in the campus bookstore market, we intend to aggressively pursue these opportunities and bid on these contracts. We expect new store openings will be the most important driver of future growth in our business.

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

•
Digital Education: Through our suite of digital products (as described below), we offer a digital software platform and learning materials to supplement our traditional products (textbooks and course materials) and help faculty provide a more robust educational experience for students. We enable educators to mix and author many forms of content, including eTextbooks and rich media, and provide them with adaptive analytics and assessment capabilities that, when combined, drive improved outcomes and better experiences for students.

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

Platform Services

•
FacultyEnlight®: Our proprietary online platform enhances content search, discovery and adoption (i.e. textbook selection) by faculty on each campus. Thus far, over 275,000 faculty members use FacultyEnlight® to compare and contrast key decision-making factors, such as cost savings to students and format availability (including rental and digital options); read and write peer product reviews; and see what textbooks are being used by colleagues at other colleges and universities. This wealth of available information enables faculty to find and select the course materials that are both relevant to their subject matter and affordable to their students. FacultyEnlight® also provides us with a communication platform to connect with faculty directly, allowing us to better understand their needs, preferences and challenges when it comes to the textbook adoption process, and deliver our affordability message.

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

•
Digital Products: Our digital products include a sophisticated digital learning management platform that has competency based features, analytics capabilities, courseware offering and a digital eTextbook reading product.

◦
Learning Management System: Our LMS is a next-generation platform that delivers both traditional and competency based learning models. This highly flexible platform is designed to enable all learning environments; traditional, online or hybrid. The platform can improve learning outcomes by enabling engagement and collaboration among students and faculty.

◦
Learning Analytics: Our learning analytics solution is designed to make sense of complex data systems to deliver real-time insights to advisors and faculty. This solution captures and analyzes key behavioral and performance metrics, identifies vital predictors of success, and surfaces key focus areas in a manner intended to deliver better learning outcomes for students and improve retention for colleges and universities.

◦
Courseware: Our courseware offering makes it easier for faculty to adopt Open Educational Resources (“OER”). Built on the foundation of industry recognized OER, including OpenStax, we have created a courseware solution intended to lower costs for students, make it easier for faculty to implement, and help drive better learning outcomes.

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
We expect awards of new accounts resulting in new store openings will continue to be an important driver of future growth in our business. We are awarded additional contracts for stores as colleges and universities decide to outsource their bookstore, and we also obtain new contracts for stores that were previously operated by competitors. Sales trends are primarily impacted by new store openings, increasing the students and faculty served, as well as changes in comparable store sales and store closings. We close stores at the end of their contract terms due to low profitability or because the new contract has been awarded to a competitor. Over the last four years, we have consistently opened new stores increasing our total number of stores open from 636 at the beginning of Fiscal 2012 to 751 at the end of Fiscal 2016. As of October 29, 2017, we operated 771 nationwide.
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
As we expanded our textbook rental offerings, students have been shifting away from higher priced textbook purchases to lower priced rental options, which has resulted in lower textbook sales and increasing rental income. After several years of comparable store sales declines, primarily due to lower textbook unit volume, during the 52 weeks ended May 2, 2015, our comparable store sales trends improved for both textbooks and general merchandise. For the 52 weeks ended April 30, 2016 and the 26 weeks ended October 29, 2016, our comparable store sales declined primarily due to lower community college enrollment.
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
Prior to the recent restructuring of our digital operation, selling and administrative expenses had generally increased primarily as a result of our investments in Yuzu®, our eTextbook platform. Additionally, selling and administrative expenses had increased due to infrastructure costs to support growth and costs associated with being an independent publicly-traded company. In an effort to reduce and manage digital expenditures, while at the same time maintaining high quality digital products, we restructured our digital operations in Fiscal 2016. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. We recorded restructuring costs of $8.8 million in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 26 weeks ended October 29, 2016, we recorded $1.8 million in additional restructuring costs primarily for employee related costs. The majority of the restructuring related to employee matters was completed in the first quarter of Fiscal 2017.
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
Consolidated financial statements (Subsequent to the Spin-Off)
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 and 26 weeks ended October 29, 2016 (i.e. first and second quarter of Fiscal 2017) and the 13 weeks ended October 31, 2015 (i.e., second quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Part I - Item 1. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions.
Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales:
Product sales and other	$697,927	$684,006	$915,663	$902,722
Rental income	72,744	71,858	94,245	92,125
Total sales	$770,671	$755,864	$1,009,908	$994,847

Net income	$29,289	$33,401	$1,373	$6,483

Adjusted EBITDA (non-GAAP) (a)	$70,391	$72,682	$33,867	$37,542

Adjusted Earnings (non-GAAP) (b)	$29,683	$33,401	$3,798	$6,483

Comparable store sales decrease (c)	(2.9)%	(3.0)%	(2.9)%	(1.9)%
Stores opened	1	7	34	28
Stores closed	—	—	14	9
Number of stores open at end of period	771	743	771	743

(a)	Adjusted EBITDA is a non-GAAP financial measure. See Adjusted EBITDA (non-GAAP) discussion below.

(b)	Adjusted Earnings is a non-GAAP financial measure. See Adjusted Earnings (non-GAAP) discussion below.

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

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales:
Product sales and other	90.6%	90.5%	90.7%	90.7%
Rental income	9.4	9.5	9.3	9.3
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	79.4	78.6	80.0	78.9
Rental cost of sales (a)	61.4	60.3	62.1	60.7
Total cost of sales	77.7	76.8	78.3	77.2
Gross margin	22.3	23.2	21.7	22.8
Selling and administrative expenses	13.2	13.6	18.5	19.0
Depreciation and amortization expense	1.7	1.7	2.6	2.6
Restructuring costs	—	—	0.2	—
Operating income	7.4	7.9	0.4	1.2
Interest expense, net	0.1	0.1	0.1	0.1
Income before income taxes	7.3	7.8	0.3	1.1
Income tax expense	3.5	3.4	0.1	0.4
Net income	3.8%	4.4%	0.2%	0.7%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.
13 and 26 weeks ended October 29, 2016 compared with the 13 and 26 weeks ended October 31, 2015
Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 29, 2016 and October 31, 2015:

	13 weeks ended			26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015%		October 29, 2016	October 31, 2015%
Product sales and other	$697,927	$684,006	2.0%	$915,663	$902,722	1.4%
Rental income	72,744	71,858	1.2%	94,245	92,125	2.3%
Total Sales	$770,671	$755,864	2.0%	$1,009,908	$994,847	1.5%
Our sales increased $14.8 million, or 2.0%, to $770.7 million during the 13 weeks ended October 29, 2016 from $755.9 million during the 13 weeks ended October 31, 2015. Our sales increased $15.1 million, or 1.5%, to $1,009.9 million during the 26 weeks ended October 29, 2016 from $994.8 million during the 26 weeks ended October 31, 2015. The components of the variances are reflected in the table below.

The components of the sales variances for the 13 and 26 week periods are as follows:

Sales variances
Dollars in millions	13 weeks ended	26 weeks ended
New stores	$50.0	$58.5
Closed stores	(10.7)	(12.5)
Comparable stores	(22.4)	(28.6)
Textbook rental deferral	(3.6)	(2.2)
Other revenue (a)	2.3	2.4
Other (b)	(0.8)	(2.5)
Total sales variance	$14.8	$15.1

(a)	Other revenue includes Promoversity, LoudCloud, brand partnerships, shipping & handling and revenue from other programs.

(b)	Other includes certain adjusting items related to return reserves and other deferred items.
Rental income for the 13 and 26 weeks ended October 29, 2016 increased $0.9 million, or 1.2%, and $2.1 million, or 2.3%, respectively. Rental income for the 13 and 26 weeks ended October 29, 2016 was impacted by an increase in our rental deferral of $3.6 million and $2.2 million, respectively, due to the delayed timing of rush and will reverse by the end of the fall semester. Excluding the impact of the deferred revenue, rental income increased $4.5 million, or 3.9%, and $4.3 million, or 3.3%, respectively.
We added 34 new stores and closed 14 stores during the 26 weeks ended October 29, 2016, ending the period with a total of 771 stores.

Comparable store sales variances by category for the 13 and 26 week periods are as follows:

Comparable Store Sales variances	13 weeks ended				26 weeks ended
Dollars in millions	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
Textbooks	$(19.1)	(3.3)%	$(24.4)	(4.2)%	$(26.0)	(3.8)%	$(27.9)	(4.1)%
General Merchandise	(2.3)	(1.3)%	2.2	1.3%	(0.7)	(0.2)%	9.2	3.5%
Trade Books	(0.8)	(5.6)%	0.3	1.8%	(1.5)	(5.2)%	0.4	1.4%
Other	(0.2)	(88.0)%	(0.7)	(72.4)%	(0.4)	(88.7)%	(0.6)	(51.8)%
Total Comparable Store Sales	$(22.4)	(2.9)%	$(22.6)	(3.0)%	$(28.6)	(2.9)%	$(18.9)	(1.9)%
Comparable store sales decreased for the 13 and 26 week sales periods primarily due to lower student enrollment, specifically in two-year community colleges and other recent negative retail trends. The components of the variances are reflected in the table above.
New and used textbook revenue for both the 13 and 26 week periods decreased primarily due to lower new and used textbook sales, while eTextbook revenue increased due to expanded eTexbook title offerings. General merchandise sales decreased for both the 13 and 26 week periods primarily due to lower school supplies, computer product and convenience sales, partially offset by higher emblematic apparel sales. The decrease in general merchandise sales for the 26 week period ended October 29, 2016 was also offset by higher graduation product sales.
Cost of Sales and Gross Margin
The following table summarizes our cost of sales for the 13 and 26 weeks ended October 29, 2016 and October 31, 2015:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Related Sales	October 31, 2015	% of Related Sales	October 29, 2016	% of Related Sales	October 31, 2015	% of Related Sales
Product and other cost of sales	$554,498	79.4%	$537,380	78.6%	$732,492	80.0%	$712,289	78.9%
Rental cost of sales	44,659	61.4%	43,363	60.3%	58,489	62.1%	55,893	60.7%
Total Cost of Sales	$599,157	77.7%	$580,743	76.8%	$790,981	78.3%	$768,182	77.2%

The following table summarizes our gross margin for the 13 and 26 weeks ended October 29, 2016 and October 31, 2015:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Related Sales	October 31, 2015	% of Related Sales	October 29, 2016	% of Related Sales	October 31, 2015	% of Related Sales
Product and other gross margin	$143,429	20.6%	$146,626	21.4%	$183,171	20.0%	$190,433	21.1%
Rental gross margin	28,085	38.6%	28,495	39.7%	35,756	37.9%	36,232	39.3%
Gross Margin	$171,514	22.3%	$175,121	23.2%	$218,927	21.7%	$226,665	22.8%
Our cost of sales increased as a percentage of sales to 77.7% during the 13 weeks ended October 29, 2016 compared to 76.8% during the 13 weeks ended October 31, 2015. This was due to the factors discussed below.
Our gross margin decreased $3.6 million, or 2.1%, to $171.5 million, or 22.3% of sales, during the 13 weeks ended October 29, 2016 from $175.1 million, or 23.2% of sales, during the 13 weeks ended October 31, 2015. Gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (80 basis points), driven primarily by lower margin rates (40 basis points), primarily related to increased markdowns on textbooks, including the impact of our price-matching program (15 basis points), and the prior year benefit from the inventory management strategies for used textbooks. The decrease is also attributable to increased costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts and an unfavorable sales mix (10 basis points) resulting from a decrease in higher margin used textbooks as a percentage of sales.

•
Rental gross margin decreased (110 basis points), driven primarily by increased costs related to our college and university contracts (80 basis points) resulting from contract renewals and new store contracts and lower rental margin rates (65 basis points), including the impact of our price-matching program (50 basis points) and the increased rental deferral (20 basis points) which is due to the delayed timing of rush and will reverse by the end of the fall semester. These decreases were partially offset by a favorable rental mix (35 basis points).

Our cost of sales increased as a percentage of sales to 78.3% during the 26 weeks ended October 29, 2016 compared to 77.2% during the 26 weeks ended October 31, 2015. This was due to the factors discussed below.
Our gross margin decreased $7.8 million, or 3.4%, to $218.9 million, or 21.7% of sales, during the 26 weeks ended October 29, 2016 from $226.7 million, or 22.8% of sales, during the 26 weeks ended October 31, 2015. Gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (110 basis points), driven primarily by lower margin rates (80 basis points), primarily related to increased markdowns on textbooks, including the impact of our price-matching program (10 basis points), and the prior year benefit from the inventory management strategies for used textbooks. The decrease is also attributable to increased costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin decreased (140 basis points), driven primarily by increased costs related to our college and university contracts (95 basis points) resulting from contract renewals and new store contracts and lower rental margin rates (70 basis points), including the impact of our price-matching program (40 basis points) and the increased rental deferral (10 basis points) which is due to the delayed timing of rush and will reverse by the end of the fall semester. These decreases were partially offset by a favorable rental mix (25 basis points).

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
Total Selling and Administrative Expenses	$101,767	13.2%	$102,439	13.6%	$187,231	18.5%	$189,123	19.0%
During the 13 weeks ended October 29, 2016, selling and administrative expenses decreased $0.6 million, or 0.7%, to $101.8 million from $102.4 million during the 13 weeks ended October 31, 2015. The decrease was due primarily to a $3.9 million decrease in digital expenses related to Yuzu® and LoudCloud, a $1.4 million decrease in comparable store payroll and operating expenses and a $0.4 million decrease in corporate payroll and infrastructure costs (including increased costs associated with an acquired business). These decreases were partially offset by a $4.5 million increase in new store payroll and operating expenses

(net of closed stores), as a result of a $39.3 million increase in new store sales (net of closed stores), and $0.6 million of transaction costs incurred for business development and acquisitions.
During the 26 weeks ended October 29, 2016, selling and administrative expenses decreased $1.9 million, or 1.0%, to $187.2 million from $189.1 million during the 26 weeks ended October 31, 2015. The decrease was due primarily to a $7.0 million decrease in digital expenses related to Yuzu® and LoudCloud and a $4.0 million decrease in comparable store payroll and operating expenses. These decreases were partially offset by a $6.9 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $46.0 million increase in new store sales (net of closed stores), and $2.2 million of transaction costs incurred for business development and acquisitions. Corporate payroll and infrastructure costs were flat to last year, including increased costs associated with an acquired business.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
Total Depreciation and Amortization Expense	$12,987	1.7%	$13,169	1.7%	$25,908	2.6%	$26,269	2.6%
Depreciation and amortization remained flat during the 13 and 26 weeks ended October 29, 2016 compared to the comparative prior year periods ended October 31, 2015.
Restructuring Costs
In Fiscal 2016, we implemented a plan to restructure our digital operations. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that supported the Yuzu® eTextbook platform. We recorded restructuring costs of $8.8 million in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 26 weeks ended October 29, 2016, we recorded $1.8 million in additional restructuring costs primarily for employee related costs (including severance and retention). The majority of the restructuring related to employee matters was completed in the first quarter of Fiscal 2017.
Operating Income

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
Total Operating Income	$56,760	7.4%	$59,513	7.9%	$3,998	0.4%	$11,273	1.2%
Our operating income was $56.8 million during the 13 weeks ended October 29, 2016 compared to operating income of $59.5 million during the 13 weeks ended October 31, 2015. This decrease was due to the matters discussed above. Excluding the transaction costs (included in selling and administrative expenses) of $0.6 million, operating income was $57.4 million (or 7.4% of sales) during the 13 weeks ended October 29, 2016, compared with operating income of $59.5 million during the 13 weeks ended October 31, 2015.
Our operating income was $4.0 million during the 26 weeks ended October 29, 2016 compared to operating income of $11.3 million during the 26 weeks ended October 31, 2015. This decrease was due to the matters discussed above. Excluding the restructuring costs of $1.8 million, and transaction costs (included in selling and administrative expenses) of $2.2 million, operating income was $8.0 million (or 0.8% of sales) during the 26 weeks ended October 29, 2016, compared with operating income of $11.3 million during the 26 weeks ended October 31, 2015.
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest Expense, Net	$630	$554	$1,296	$557
Net interest expense increased during the 13 and 26 weeks ended October 29, 2016 primarily due to increased borrowings under the Credit Facility entered into during Fiscal 2016.

Income Tax Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	Effective Rate	October 31, 2015	Effective Rate	October 29, 2016	Effective Rate	October 31, 2015	Effective Rate
Income Tax Expense	$26,841	47.8%	$25,558	43.4%	$1,329	49.2%	$4,233	39.5%
We recorded an income tax expense of $26,841 on pre-tax income $56,130 of during the 13 weeks ended October 29, 2016, which represented an effective income tax rate of 47.8% and an income tax expense of $25,558 on pre-tax income of $58,959 during the 13 weeks ended October 31, 2015, which represented an effective income tax rate of 43.4%.
We recorded an income tax expense of $1,329 on pre-tax income of $2,702 during the 26 weeks ended October 29, 2016, which represented an effective income tax rate of 49.2% and an income tax expense of $4,233 on pre-tax income of $10,716 during the 26 weeks ended October 31, 2015, which represented an effective income tax rate of 39.5%.
The income tax provision for the 26 weeks ended October 29, 2016 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by income tax credits. Management expects nondeductible compensation expense for the current fiscal year to be significantly higher than in previous years because of limitations on deductibility of certain elements of our compensation program imposed by Section 162(m) of the Internal Revenue Code. Management expects that nondeductible compensation in future fiscal years will be lower than the current fiscal year as our compensation plans are brought in alignment with performance based requirements.
Net Income

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net Income	$29,289	$33,401	$1,373	$6,483
As a result of the factors discussed above, we reported net income of $29.3 million during the 13 weeks ended October 29, 2016, compared with net income of $33.4 million during the 13 weeks ended October 31, 2015. Adjusted Earnings (non-GAAP) is $29.7 million during the 13 weeks ended October 29, 2016, compared with $33.4 million during the 13 weeks ended October 31, 2015. See Adjusted Earnings (non-GAAP) discussion below.
As a result of the factors discussed above, we reported net income of $1.4 million during the 26 weeks ended October 29, 2016, compared with net income of $6.5 million during the 26 weeks ended October 31, 2015. Adjusted Earnings (non-GAAP) is $4.0 million during the 26 weeks ended October 29, 2016, compared with $6.5 million during the 26 weeks ended October 31, 2015. See Adjusted Earnings (non-GAAP) discussion below.

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
Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$29,289	$33,401	$1,373	$6,483
Add:
Depreciation and amortization expense	12,987	13,169	25,908	26,269
Interest expense, net	630	554	1,296	557
Income tax expense	26,841	25,558	1,329	4,233
Restructuring costs (a)	—	—	1,790	—
Transaction costs (b)	644	—	2,171	—
Adjusted EBITDA (non-GAAP) (c)	$70,391	$72,682	$33,867	$37,542

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Transaction costs are costs incurred for business development and acquisitions, and are included in selling and administrative expenses in the condensed consolidated statements of operations.

(c)	See Use of Non-GAAP Measures discussion above.
Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$29,289	$33,401	$1,373	$6,483
Reconciling items, after-tax (below)	394	—	2,425	—
Adjusted Earnings (non-GAAP) (a)	$29,683	$33,401	$3,798	$6,483

Reconciling items, pre-tax
Restructuring costs (b)	$—	$—	$1,790	$—
Transaction costs (c)	644	—	2,171	—
Reconciling items, pre-tax	644	—	3,961	—
Less: Pro forma income tax impact (d)	250	—	1,536	—
Reconciling items, after-tax	$394	$—	$2,425	$—
(a) See Use of Non-GAAP Measures discussion above.

(b)	See Management Discussion and Analysis - Results of Operations discussion above.
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
Prior to the Spin-Off on August 2, 2015, we were party to the Credit Facility held by Barnes & Noble, Inc. ("B&N Credit Facility"). All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet prior to the Spin-Off on August 2, 2015. On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “BNED Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below. As of October 29, 2016, we had no outstanding borrowings under the BNED Credit Facility.
As of October 29, 2016, Other long-term liabilities includes $69.4 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 29, 2016, we repurchased 688,948 shares for approximately $6.7 million at an average cost per share of $10.10. As of October 29, 2016, approximately $26.7 million remains available under the stock repurchase program.
During the 26 weeks ended October 29, 2016, we also repurchased 116,914 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015
Cash and cash equivalents at beginning of period	$28,568	$44,816
Net cash flows provided by operating activities	179,329	81,481
Net cash flows used in investing activities	(23,463)	(27,953)
Net cash flows used in financing activities	(7,856)	(9,695)
Cash and cash equivalents at end of period	$176,578	$88,649
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
Cash flows provided by operating activities during the 26 weeks ended October 29, 2016 were $179.3 million compared to cash flows provided by operating activities of $81.5 million during the 26 weeks ended October 31, 2015. This net change of $97.8 million was primarily due to changes in working capital and changes in deferred tax balances.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during the 26 weeks ended October 29, 2016 were $23.5 million compared to $28.0 million during the 26 weeks ended October 31, 2015. Capital expenditures totaled $17.5 million and $24.5 million during the 26 weeks ended October 29, 2016 and October 31, 2015, respectively.

Cash Flow from Financing Activities
Cash flows used in financing activities during the 26 weeks ended October 29, 2016 were $7.9 million compared $9.7 million during the 26 weeks ended October 31, 2015. This net change of $1.9 is primarily due to the net change in the Barnes & Noble, Inc. investment of $6.4 million and lower payments for deferred financing costs of $3.3 million, offset by increased payments for Common Stock repurchased of $7.9 million.
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
As of October 29, 2016, we had no outstanding borrowings under the BNED Credit Facility. During the 26 weeks ended October 29, 2016, we borrowed and repaid $47.4 million under the BNED Credit Facility. As of October 29, 2016, we have issued $4.3 million in letters of credit under the facility.
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
Off-Balance Sheet Arrangements
As of October 29, 2016, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. The Court heard oral argument on September 28, 2015 on the post-trial motions on the jury’s infringement and validity determinations. On February 24, 2016, the Court issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent and ordered a new trial on damages with respect to ‘703 patent since the original damages award was a total award for both the ‘501 patent and the ‘703 patent. The court held a trial on June 23-24 and July 15, 2016 to determine the damage award related to the '703 patent. Adrea filed its post-trial brief on August 5, 2016, B&N filed its response brief on August 26, 2016, and Adrea filed its reply brief on September 8, 2016.
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 29, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of October 29, 2016 with respect to shares of common stock we purchased during the second quarter of Fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2016 - August 27, 2016	12,900	$11.67	12,900	$26,669,324
August 28, 2016 - October 1, 2016	—	$—	—	$26,669,324
October 2, 2016 - October 29, 2016	—	$—	—	$26,669,324
	12,900	$11.67	12,900

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.
During the 26 weeks ended October 29, 2016, we also repurchased 116,914 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Item 6.    Exhibits

10. 1 †
Barnes & Noble Education, Inc. Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on August 17, 2016).

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
Seema Paul
Chief Accounting Officer
(principal accounting officer)
December 6, 2016

EXHIBIT INDEX

10.1 †
Barnes & Noble Education, Inc. Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on August 17, 2016).

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