Form 10-Q
period 2017-01-28
Barnes & Noble Education, Inc.
filed 2017-02-28
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 24, 2017, 46,447,885 shares of Common Stock, par value $0.01 per share, were outstanding.

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

The results of operations for the 13 weeks ended August 1, 2015 reflected in our condensed consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. until the consummation of the Spin-Off on August 2, 2015, and the results of operations for the 13 and 39 weeks ended January 28, 2017 and 26 weeks ended January 30, 2016 reflected in our condensed consolidated financial statements are presented on a consolidated basis as we became a separate consolidated entity.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 28, 2017

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Sales:
Product sales and other	$457,147	$457,126	$1,372,810	$1,359,848
Rental income	64,477	61,297	158,722	153,422
Total sales	521,624	518,423	1,531,532	1,513,270
Cost of sales:
Product and other cost of sales	366,190	361,030	1,098,682	1,073,319
Rental cost of sales	39,509	36,753	97,998	92,646
Total cost of sales	405,699	397,783	1,196,680	1,165,965
Gross profit	115,925	120,640	334,852	347,305
Selling and administrative expenses	97,111	96,453	282,171	285,557
Depreciation and amortization expense	13,149	13,081	39,057	39,350
Transaction costs	467	783	2,638	802
Restructuring costs	—	774	1,790	774
Impairment loss (non-cash)	—	11,987	—	11,987
Operating income (loss)	5,198	(2,438)	9,196	8,835
Interest expense, net	679	711	1,975	1,268
Income (Loss) before income taxes	4,519	(3,149)	7,221	7,567
Income tax expense	758	454	2,087	4,687
Net income (loss)	$3,761	$(3,603)	$5,134	$2,880

Earnings (Loss) per share of Common Stock:
Basic	$0.08	$(0.07)	$0.11	$0.06
Diluted	$0.08	$(0.07)	$0.11	$0.06
Weighted average shares of Common Stock outstanding:
Basic	46,276	48,088	46,265	45,907
Diluted	46,844	48,088	46,716	46,173
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 28, 2017	January 30, 2016	April 30, 2016
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$132,061	$108,162	$28,568
Receivables, net	178,825	183,133	50,924
Merchandise inventories, net	494,032	542,489	312,747
Textbook rental inventories	67,372	65,757	47,760
Prepaid expenses and other current assets	8,134	5,754	6,453
Total current assets	880,424	905,295	446,452
Property and equipment, net	107,272	113,504	111,185
Intangible assets, net	191,628	190,549	199,663
Goodwill	281,346	274,070	280,911
Other noncurrent assets	39,233	33,635	33,472
Total assets	$1,499,903	$1,517,053	$1,071,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$480,378	$488,984	$152,175
Accrued liabilities	207,731	199,655	105,877
Total current liabilities	688,109	688,639	258,052
Long-term deferred taxes, net	22,709	39,831	29,865
Other long-term liabilities	76,196	69,937	75,380
Total liabilities	787,014	798,407	363,297
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 48,972, 48,294 and 48,645 shares, respectively; outstanding, 46,276, 47,346 and 46,755 shares, respectively	490	483	486
Additional paid-in capital	706,736	697,662	699,513
Retained earnings	32,136	29,798	27,002
Treasury stock, at cost	(26,473)	(9,297)	(18,615)
Total stockholders' equity	712,889	718,646	708,386
Total liabilities and stockholders' equity	$1,499,903	$1,517,053	$1,071,683
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income	$5,134	$2,880
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	39,057	39,350
Amortization of deferred financing costs	488	325
Impairment loss (non-cash)	—	11,987
Deferred taxes	(7,156)	(1,902)
Stock-based compensation expense	7,227	4,817
Change in other long-term liabilities	815	449
Changes in other operating assets and liabilities, net	99,437	64,189
Net cash flows provided by operating activities	145,002	122,095
Cash flows from investing activities:
Purchases of property and equipment	(26,488)	(37,663)
Acquisition of business	(917)	—
Net increase in other noncurrent assets	(6,246)	(2,115)
Net cash flows used in investing activities	(33,651)	(39,778)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	—	(6,423)
Proceeds from borrowings on Credit Facility	116,100	60,600
Repayments of borrowings on Credit Facility	(116,100)	(60,600)
Payment of deferred financing costs	—	(3,251)
Purchase of treasury shares	(7,858)	(9,297)
Net cash flows used in financing activities	(7,858)	(18,971)
Net increase in cash and cash equivalents	103,493	63,346
Cash and cash equivalents at beginning of period	28,568	44,816
Cash and cash equivalents at end of period	$132,061	$108,162
Changes in other operating assets and liabilities, net:
Receivables, net	$(127,369)	$(106,582)
Merchandise inventories	(181,285)	(245,064)
Textbook rental inventories	(19,612)	(18,207)
Prepaid expenses and other current assets	(1,583)	(1,875)
Accounts payable and accrued liabilities	429,286	435,917
Changes in other operating assets and liabilities, net	$99,437	$64,189
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional		Parent
	Common Stock		Paid-In	Retained	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Investment	Shares	Amount	Equity
Balance at May 2, 2015	—	$—	$—	$—	$726,669	—	$—	$726,669
Net loss					(26,918)			(26,918)
Stock-based compensation expense					953			953
Net change in Barnes & Noble, Inc. Investment					(28,868)			(28,868)
Balance at August 2, 2015 (Spin-Off)	—	—	—	—	671,836	—	—	671,836
Net change in Barnes & Noble, Inc. Investment					22,445			22,445
Capitalization at Spin-Off	48,187	482	693,799		(694,281)			—
Stock-based compensation expense			3,864					3,864
Vested equity awards	107	1	(1)					—
Common stock repurchased						907	(8,701)	(8,701)
Shares repurchased for tax withholdings for vested stock awards						41	(596)	(596)
Net income				29,798				29,798
Balance at January 30, 2016	48,294	$483	$697,662	$29,798	$—	948	$(9,297)	$718,646

			Additional		Parent
	Common Stock		Paid-In	Retained	Company	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Investment	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,513	$27,002	$—	1,890	$(18,615)	$708,386
Stock-based compensation expense			7,227					7,227
Vested equity awards	327	4	(4)					—
Common stock repurchased						689	(6,718)	(6,718)
Shares repurchased for tax withholdings for vested stock awards						117	(1,140)	(1,140)
Net income				5,134				5,134
Balance at January 28, 2017	48,972	$490	$706,736	$32,136	$—	2,696	$(26,473)	$712,889

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 30, 2016, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 30, 2016, May 2, 2015 and May 3, 2014 (Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively), the unaudited condensed consolidated financial statements in our Form 10-Q for the 13 weeks ended July 30, 2016 and the unaudited condensed consolidated financial statements in our Form 10-Q for the 26 weeks ended October 29, 2016.
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
On February 27, 2017, we acquired MBS Textbook Exchange, LLC, the largest contract operator of virtual bookstores for the institutional client market and one of the largest used textbook wholesalers in the U.S. For additional information, refer to Note 15. Subsequent Event.
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
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. During the 39 weeks ended January 28, 2017, we opened 36 stores and closed 17 stores. As of January 28, 2017, we operated 770 stores nationwide.
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
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
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
For additional information related to our Strategies and our recent acquisition of MBS Textbook Exchange, LLC, see Part I - Item 2. Management Discussion and Analysis - Overview and Note 15. Subsequent Event.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 28, 2017 are not indicative of the results expected for the 52 weeks ending April 29, 2017 (Fiscal 2017).
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
Consolidated basis financial statements
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 and 39 weeks ended January 28, 2017 (i.e. first, second and third quarter of Fiscal 2017) and the 26 weeks ended January 30, 2016 (i.e., second and third quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble (as

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

described above) will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Note 10. Barnes & Noble, Inc. Transactions.
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
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying condensed consolidated balance sheets. As of January 28, 2017, we had $281,346 of goodwill. ASC No. 350-30, Goodwill and Other Intangible Assets

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

("ASC 350-30"), requires that goodwill be tested for impairment at least annually or earlier if there are impairment indicators. We perform a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2017. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of the step one testing, fair value of the one reporting unit exceeded its carrying value; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.
As of the date of our annual goodwill impairment test, the excess fair value over carrying value was approximately 5%. Goodwill is subject to further risk of impairment if comparable store sales decline, store closings accelerate or digital projections fall short of expectations. Additionally, changes in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.
Change in Accounting Principle and Error Corrections
During the fourth quarter of Fiscal 2016, we adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") retrospectively to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. We reclassified our net current deferred tax asset of $24,323 to the net non-current deferred tax liability in our condensed consolidated balance sheet as of January 30, 2016.
During the fourth quarter of Fiscal 2016, we identified an immaterial balance sheet error correction for cash and accounts payable amounts for prior periods reported. This correction was to record outstanding payments and overdraft cash concentration balances as part of cash and cash equivalents account from the previously recorded accounts payable account. We corrected the balance sheet for the period ended January 30, 2016 by decreasing cash and accounts payable by $18,747 as a result of the immaterial balance sheet error correction. Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that this misstatement qualifies as an immaterial balance sheet error correction. We concluded that this balance sheet misstatement is not material to an investor as it did not affect pre-tax income, net income, or earnings per share reported in the financial statements for any prior period financial statements. Additionally, this balance sheet misstatement did not affect the debt covenants under our Credit Facility.
Note 3. Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the test for Goodwill Impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis. We are required to adopt this standard in the first quarter of Fiscal 2021 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to early adopt this standard for our next goodwill testing date.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business. The revised guidance creates a more robust framework to use in determining whether a set of assets and activities is a business. The guidance will be applied on a prospective basis on or after the effective date. We are required to adopt this standard in the first quarter of Fiscal 2019 and early adoption is permitted. We have elected to early adopt this new guidance as of the third quarter of Fiscal 2017. There has been no impact on our condensed consolidated financial statements from adoption of this new guidance.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied on a retrospective basis beginning with the earliest period presented. We are required to adopt this standard in the first quarter of Fiscal 2019 and early adoption is permitted. We do not anticipate a material change to our condensed consolidated financial statements as a result of adopting this guidance.
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
Note 4. Acquisitions
Promoversity
In June 2016, we completed the purchase of substantially all of the assets of Promoversity, a custom merchandise supplier and e-commerce storefront solution serving the collegiate bookstore business and its customers. The acquisition enables us to customize our e-commerce offerings and drive on-campus apparel sales. The acquisition purchase price was $1,417, including working capital, and was financed with cash from operations. The preliminary allocation of the purchase price was based upon a valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The preliminary purchase price was allocated primarily as follows: $741 intangible assets (with a five year amortization period), $441 goodwill, $221 net current assets, and $500 future performance-based obligations. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.
MBS Textbook Exchange, LLC
On February 27, 2017, we acquired MBS Textbook Exchange, LLC, the largest contract operator of virtual bookstores for the institutional client market and one of the largest used textbook wholesalers in the U.S. For additional information, refer to Note 15. Subsequent Event.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Segment Reporting
We have determined that we operate within one reportable segment as of January 28, 2017. We identified our single operating segment based on how our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. Our international operations are not material and the majority of the revenue and total assets are within the United States.
Note 6. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 28, 2017, we repurchased 688,948 shares for approximately $6,718 at an average cost per share of $10.10. As of January 28, 2017, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 28, 2017, we also repurchased 117,029 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
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
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 39 weeks ended January 30, 2016, no shares were excluded from the diluted earnings per share calculation using the two-class method as they were not antidilutive.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Numerator for basic earnings per share:
Net income (loss)	$3,761	$(3,603)	$5,134	$2,880
Less allocation of earnings to participating securities	(1)	—	(3)	(9)
Net income (loss) available to common shareholders	$3,760	$(3,603)	$5,131	$2,871

Numerator for diluted earnings per share:
Net income (loss) available to common shareholders	$3,760	$(3,603)	$5,131	$2,871
Allocation of earnings to participating securities	1	—	3	9
Less diluted allocation of earnings to participating securities	(1)	—	(3)	(9)
Net income (loss) available to common shareholders	$3,760	$(3,603)	$5,131	$2,871

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	46,276	48,088	46,265	45,907

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	46,276	48,088	46,265	45,907
Average dilutive restricted stock units	512	—	397	247
Average dilutive performance shares	52	—	33	—
Average dilutive restricted shares	4	—	21	—
Average dilutive options	—	—	—	19
Diluted weighted average shares of Common Stock	46,844	48,088	46,716	46,173

Earnings (Loss) per share of Common Stock:
Basic	$0.08	$(0.07)	$0.11	$0.06
Diluted	$0.08	$(0.07)	$0.11	$0.06

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

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
As of January 28, 2017, we had no outstanding borrowings under the BNED Credit Facility. During the 39 weeks ended January 28, 2017, we borrowed and repaid $116,100 under the BNED Credit Facility. As of January 28, 2017, we have issued $4,298 in letters of credit under the facility.
On February 27, 2017, in connection to our acquisition of MBS Textbook Exchange, LLC, we entered into an agreement with our existing lenders to amend the BNED Credit Facility. For additional information, refer to Note 15. Subsequent Event.
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
Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that supported the Yuzu® eTextbook platform. We recorded restructuring costs of $8,830 in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 39 weeks ended January 28, 2017, we recorded $1,790 in additional restructuring costs primarily for employee related costs (including severance and retention). The majority of the restructuring related to employee matters was completed during the first quarter of Fiscal 2017.
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

	January 28, 2017	January 30, 2016	April 30, 2016
Tax liabilities and reserves	$69,371	$63,459	$69,345
Deferred contract obligations (a)	4,194	4,662	4,164
Other	2,631	1,816	1,871
Total other long-term liabilities	$76,196	$69,937	$75,380

(a)	Contract obligations primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense.
Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

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
Direct Costs Incurred Related to On-going Agreements with Barnes & Noble After the Spin-Off
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 and 39 weeks ended January 28, 2017 (i.e. first, second and third quarter of Fiscal 2017) and the 26 weeks ended January 30, 2016 (i.e., second and third quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements.
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
Summary of Transactions with Barnes & Noble
During the 39 weeks ended January 28, 2017 (i.e., first, second and third quarter of Fiscal 2017) and the 26 weeks ended January 30, 2016 (i.e. second and third quarter of Fiscal 2016), we were billed $23,497 and $16,834, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and selling, general and administrative expense in the condensed consolidated statement of operations.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

For the 13 weeks ended August 1, 2015 (i.e., first quarter of Fiscal 2016) we were allocated $13,321 of general corporate expenses incurred by Barnes & Noble and purchases of inventory which are included as cost of sales and selling, general and administrative expense in the condensed consolidated statement of operations.
As of January 28, 2017 and January 30, 2016, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above of $7,445 and $5,476 were included in accounts payable and accrued liabilities in the condensed consolidated balance sheets, respectively.
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
Total contributions charged to employee benefit expenses for these plans were $919 and $957 during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, and $3,159 and $3,252 during the 39 weeks ended January 28, 2017 and January 30, 2016, respectively.
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
During the 39 weeks ended January 28, 2017, we granted the following awards:

•
406,078 PS awards were granted to employees that will only vest based upon the achievement of pre-established performance goals related to Adjusted EBITDA and new business achieved measured over a period of time. The PS will vest based on company performance during Fiscal 2017 - Fiscal 2018 with one additional year of time-based vesting. The number of PS awards that will vest range from 0%-150% of the target award based on actual performance.

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Restricted stock expense	$30	$150	$250	$690
Restricted stock units expense	2,622	1,697	6,500	4,007
Performance shares expense	117	—	477	—
Stock option expense	—	—	—	120
Stock-based compensation expense	$2,769	$1,847	$7,227	$4,817
Total unrecognized compensation cost related to unvested awards as of January 28, 2017 was $17,073 and is expected to be recognized over a weighted-average period of 2.3 years.
Note 13. Income Taxes
We recorded an income tax expense of $758 on pre-tax income of $4,519 during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 16.8% and an income tax expense of $454 on a pre-tax loss of $(3,149) during the 13 weeks ended January 30, 2016, which represented an effective income tax rate of (14.4)%.
We recorded an income tax expense of $2,087 on pre-tax income of $7,221 during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 28.9% and an income tax expense of $4,687 on pre-tax income of $7,567 during the 39 weeks ended January 30, 2016, which represented an effective income tax rate of 61.9%.
The income tax provision for the 13 and 39 weeks ended January 28, 2017 reflects the impact of state net operating losses benefiting the company as a result of the Spin-Off partially offset by nondeductible expenses, principally nondeductible compensation expense. As compared to the 13 and 39 weeks ended January 28, 2017, the income tax provision for the 13 and 39 weeks ended January 30, 2016 also reflected the non-deductibility of certain impairment amounts referred to in Note 9. Supplementary Information - Impairment Loss (non-cash) and Restructuring Costs. Management expects nondeductible compensation expense for the current fiscal year to be significantly higher than in previous years because of limitations on deductibility of certain elements of our compensation program imposed by Section 162(m) of the Internal Revenue Code. Management expects that nondeductible compensation in future fiscal years will be lower than the current fiscal year as components of our executive compensation program are intended to qualify for deduction under Section 162(m) going forward.
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
Note 15. Subsequent Event
Acquisition of MBS Textbook Exchange, LLC
On February 27, 2017, we acquired MBS Textbook Exchange, LLC ("MBS"), the largest contract operator of virtual bookstores for the institutional client market and one of the largest used textbook wholesalers in the U.S., for $174,200. The transaction was funded from cash on-hand and proceeds from our existing Credit Agreement, as amended (as discussed below).
Together, with MBS, we will operate over 1,490 physical and virtual bookstores and serve more than 6 million students enrolled in higher education institutions.
MBS services more than 700 virtual bookstores with a comprehensive e-commerce experience and a broad suite of affordable new, used and digital course materials. MBS sources and sells new and used textbooks to over 3,700 physical college bookstores,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

including our 770 campus bookstores, and provides inventory management, hardware and point-of-sale software to approximately 485 college bookstores. It also operates textbooks.comSM, an e-commerce site for new and used textbooks.
We believe the transaction will enhance our competitive positioning in the dynamic higher education industry by:
•enhancing our ability to customize physical, virtual and hybrid models to meet customer needs;
•enable us to generate more value from the textbook marketplace; and
•expand the customer base for digital products including courseware and analytics.
Prior to the acquisition, MBS was privately held and majority-owned by affiliates of Leonard Riggio, who also owns approximately 16% of our outstanding shares. Our Board of Directors established a Special Committee of the Board, comprised solely of independent and disinterested directors, to evaluate the acquisition opportunity, negotiate the terms, and make a recommendation to the Board of Directors. The Special Committee retained independent financial and legal advisors. Both the Special Committee and the full Board of Directors approved the transaction unanimously.
Amended BNED Credit Facility
In connection with the acquisition, on February 27, 2017, we amended the BNED Credit Facility with our current lenders. The amendment amends the Credit Agreement to add a new $100,000 incremental first in, last out seasonal loan facility (the “FILO Facility”) increasing the maximum availability under the BNED Credit Facility to $500,000. We borrowed approximately $55,000 under the BNED Credit Facility to fund the acquisition.
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 3.00%. The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $100,000 to $75,000 on August 1, 2018, from $75,000 to $50,000 on August 1, 2019 and from $50,000 to $25,000 on August 1, 2020. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Description of business
Barnes & Noble Education, Inc., one of the largest contract operators of bookstores on college and university campuses across the United States and a leading provider of digital education services, enhances the academic and social purpose of educational institutions. As a strategic partner, we are committed to offering a complete support system and an unmatched retail and digital learning experience to foster student success in higher education. Through our wholly-owned subsidiary, Barnes & Noble College, we operate 770 campus bookstores and the school-branded e-commerce sites for each store, serving more than 5 million college students and their faculty nationwide. On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company. On February 27, 2017, we acquired MBS Textbook Exchange, LLC (see discussion below).
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
As of April 30, 2016, we operated 751 stores nationwide, which reached 26% of the total number of students enrolled at colleges and universities in the United States. During the 39 weeks ended January 28, 2017, we opened 36 stores and closed 17 stores, with estimated annual net incremental sales of $93 million. As of January 28, 2017, we operated 770 stores nationwide.
We are well positioned to benefit from the continuing trend towards outsourcing across the campus bookstore market given our brand, reputation with institutions, students and faculty for service and our full suite of products and services including: bookstore management, textbook rental and digital delivery.
Acquisition of MBS Textbook Exchange, LLC
On February 27, 2017, we acquired MBS Textbook Exchange, LLC ("MBS"), the largest contract operator of virtual bookstores for the institutional client market and one of the largest used textbook wholesalers in the U.S., for $174.2 million The transaction was funded from cash on-hand and proceeds from our existing Credit Agreement, as amended (as discussed below).
Together, with MBS we will operate over 1,490 physical and virtual bookstores and serve more than 6 million students enrolled in higher education institutions.
MBS services more than 700 virtual bookstores with a comprehensive e-commerce experience and a broad suite of affordable new, used and digital course materials. MBS sources and sells new and used textbooks to over 3,700 physical college bookstores, including our 770 campus bookstores, and provides inventory management, hardware and point-of-sale software to approximately 485 college bookstores. It also operates textbooks.comSM, an e-commerce site for new and used textbooks.
We believe the transaction will enhance our competitive positioning in the dynamic higher education industry by:
•enhancing our ability to customize physical, virtual and hybrid models to meet customer needs;
•enable us to generate more value from the textbook marketplace; and
•expand the customer base for digital products including courseware and analytics.
Prior to the acquisition, MBS was privately held and majority-owned by affiliates of Leonard Riggio, who also owns approximately 16% of our outstanding shares. Our Board of Directors established a Special Committee, comprised solely of independent and disinterested directors, to evaluate the acquisition opportunity, negotiate the terms, and make a recommendation to the Board of Directors. The Special Committee retained independent financial and legal advisors. The transaction was unanimously approved by the Board of Directors.
In connection with the acquisition, on February 27, 2017, we amended the BNED Credit Facility with our current lenders. The amendment amends the Credit Agreement to add a new $100 million incremental first in, last out seasonal loan facility (the “FILO Facility”) increasing the maximum availability under the BNED Credit Facility to $500 million. We borrowed approximately $55 million under the BNED Credit Facility to fund the acquisition.
See Item 1. Financial Statements — Note 15. Subsequent Event and Note 8. Credit Facility.
The transaction closed on February 27, 2017. The balance of the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the Company prior to the acquisition.
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

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•
Increasing Market Share with New Accounts: Historically, new store openings have been an important driver of growth. From Fiscal 2012 to the end of Fiscal 2016, we increased the number of stores we serve from 636 to 751, or 18%. During the 39 weeks ended January 28, 2017, we opened 36 stores and closed 17 stores. As of January 28, 2017, we operated 770 stores nationwide. Currently, approximately 52% of college and university affiliated bookstores in the United States are operated by their respective institutions. As of the end of Fiscal 2016, we operated only 19% of all college and university affiliated bookstores in the United States. Based on the anticipated continuing trend towards outsourcing in the campus bookstore market, we intend to aggressively pursue these opportunities and bid on these contracts. We expect new store openings will be the most important driver of future growth in our business.

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

•
Brand Partnerships: United States college students spend billions on discretionary purchases each year in categories such as technology, clothing, entertainment, and food. As the official partner to the colleges and universities we serve, we are in a unique position to provide leading brands direct access to 5 million students who shop at our stores. We operate not just as a retailer, but as a media channel for these brands looking to target the college demographic. We are experts in creating strategic solutions and customer programs for brand partners, creating live touch points during the academic year through digital marketing, custom content, store brand building product sampling and live engagement at our locations in the center of campus life. We conduct business with a wide range of companies, including Target®, Adobe®, Verizon®, Nutella®, Visa Checkout®, West Elm® and Kind®.

Platform Services

•
FacultyEnlight®: Our proprietary online platform enhances content search, discovery and adoption (i.e. textbook selection) by faculty on each campus. Thus far, over 287,000 faculty members use FacultyEnlight® to compare and contrast key decision-making factors, such as cost savings to students and format availability (including rental and digital options); read and write peer product reviews; and see what textbooks are being used by colleagues at other colleges and universities. This wealth of available information enables faculty to find and select the course materials that are both relevant to their subject matter and affordable to their students. FacultyEnlight® also provides us with a communication platform to connect with faculty directly, allowing us to better understand their needs, preferences and challenges when it comes to the textbook adoption process, and deliver our affordability message.

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

Segment
We have determined that we operate within a single reportable segment as of January 28, 2017. We identified our single operating segment based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance.
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
We expect awards of new accounts resulting in new store openings will continue to be an important driver of future growth in our business. We are awarded additional contracts for stores as colleges and universities decide to outsource their bookstore, and we also obtain new contracts for stores that were previously operated by competitors. Sales trends are primarily impacted by new store openings, increasing the students and faculty served, as well as changes in comparable store sales and store closings. We close stores at the end of their contract terms due to low profitability or because the new contract has been awarded to a competitor. Over the last four years, we have consistently opened new stores increasing our total number of stores open from 636 at the beginning of Fiscal 2012 to 751 at the end of Fiscal 2016. As of January 28, 2017, we operated 770 nationwide.
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
As we expanded our textbook rental offerings, students have been shifting away from higher priced textbook purchases to lower priced rental options, which has resulted in lower textbook sales and increasing rental income. After several years of comparable store sales declines, primarily due to lower textbook unit volume, during the 52 weeks ended May 2, 2015, our comparable store sales trends improved for both textbooks and general merchandise. For the 52 weeks ended April 30, 2016 and the 39 weeks ended January 28, 2017, our comparable store sales declined primarily due to lower community college enrollment.

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
Prior to the recent restructuring of our digital operation, selling and administrative expenses had generally increased primarily as a result of our investments in Yuzu®, our eTextbook platform. Additionally, selling and administrative expenses had increased due to infrastructure costs to support growth and costs associated with being an independent publicly-traded company. In an effort to reduce and manage digital expenditures, while at the same time maintaining high quality digital products, we restructured our digital operations in Fiscal 2016. Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. We recorded restructuring costs of $8.8 million in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 39 weeks ended January 28, 2017, we recorded $1.8 million in additional restructuring costs primarily for employee related costs. The majority of the restructuring related to employee matters was completed in the first quarter of Fiscal 2017.
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
Consolidated financial statements (Subsequent to the Spin-Off)
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the 13 and 39 weeks ended January 28, 2017 (i.e. first, second and third quarter of Fiscal 2017) and the 26 weeks ended January 30, 2016 (i.e., second and third quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble under various agreements. Certain corporate and shared service functions historically provided by Barnes & Noble will continue to be provided by Barnes & Noble under the Transition Services Agreement. For additional information, see Part I - Item 1. Financial Statements - Note 10. Barnes & Noble, Inc. Transactions.

Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Sales:
Product sales and other	$457,147	$457,126	$1,372,810	$1,359,848
Rental income	64,477	61,297	158,722	153,422
Total sales	$521,624	$518,423	$1,531,532	$1,513,270

Net income (loss)	$3,761	$(3,603)	$5,134	$2,880

Adjusted EBITDA (non-GAAP) (a)	$18,814	$24,187	$52,681	$61,748

Adjusted Earnings (non-GAAP) (b)	$4,047	$5,841	$7,848	$12,336

Comparable store sales decrease (c)	(4.9)%	(4.1)%	(3.6)%	(2.7)%
Stores opened	2	6	36	34
Stores closed	3	1	17	10
Number of stores open at end of period	770	748	770	748

(a)	Adjusted EBITDA is a non-GAAP financial measure. See Adjusted EBITDA (non-GAAP) discussion below.

(b)	Adjusted Earnings is a non-GAAP financial measure. See Adjusted Earnings (non-GAAP) discussion below.

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

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Sales:
Product sales and other	87.6%	88.2%	89.6%	89.9%
Rental income	12.4	11.8	10.4	10.1
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	80.1	79.0	80.0	78.9
Rental cost of sales (a)	61.3	60.0	61.7	60.4
Total cost of sales	77.8	76.7	78.1	77.0
Gross margin	22.2	23.3	21.9	23.0
Selling and administrative expenses	18.6	18.6	18.4	18.9
Depreciation and amortization expense	2.5	2.5	2.6	2.6
Transaction costs	0.1	0.2	0.2	0.1
Restructuring costs	—	0.1	0.1	0.1
Impairment loss	—	2.3	—	0.8
Operating income (loss)	1.0	(0.4)	0.6	0.5
Interest expense, net	0.1	0.1	0.1	0.1
Income (Loss) before income taxes	0.9	(0.5)	0.5	0.4
Income tax expense	0.1	0.1	0.1	0.3
Net income (loss)	0.8%	(0.6)%	0.4%	0.1%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

13 and 39 weeks ended January 28, 2017 compared with the 13 and 39 weeks ended January 30, 2017
Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 28, 2017 and January 30, 2016:

	13 weeks ended			39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016%		January 28, 2017	January 30, 2016%
Product sales and other	$457,147	$457,126	—%	$1,372,810	$1,359,848	1.0%
Rental income	64,477	61,297	5.2%	158,722	153,422	3.5%
Total Sales	$521,624	$518,423	0.6%	$1,531,532	$1,513,270	1.2%
Our sales increased $3.2 million, or 0.6%, to $521.6 million during the 13 weeks ended January 28, 2017 from $518.4 million during the 13 weeks ended January 30, 2016. Our sales increased $18.2 million, or 1.2%, to $1,531.5 million during the 39 weeks ended January 28, 2017 from $1,513.3 million during the 39 weeks ended January 30, 2016. The components of the variances are reflected in the table below.
The components of the sales variances for the 13 and 39 week periods are as follows:

Sales variances
Dollars in millions	13 weeks ended	39 weeks ended
New stores	$34.2	$92.7
Closed stores	(8.0)	(20.6)
Comparable stores	(25.0)	(53.5)
Textbook rental deferral	2.3	0.1
Other revenue (a)	0.9	3.3
Other (b)	(1.2)	(3.8)
Total sales variance	$3.2	$18.2

(a)	Other revenue includes Promoversity, LoudCloud, brand partnerships, shipping & handling and revenue from other programs.

(b)	Other includes certain adjusting items related to return reserves and other deferred items.
Rental income for the 13 and 39 weeks ended January 28, 2017 increased $3.2 million, or 5.2%, and $5.3 million, or 3.5%, respectively. Rental income for the 13 and 39 weeks ended January 28, 2017 was impacted by an increase in the recognition of our previously deferred rental revenue of $2.3 million and $0.1 million, respectively, due to the delayed timing of fall rush. Excluding the impact of the deferred revenue, rental income increased $0.9 million, or 1.1%, and $5.2 million, or 2.4%, respectively.
We added 36 new stores and closed 17 stores during the 39 weeks ended January 28, 2017, ending the period with a total of 770 stores.

Comparable store sales variances by category for the 13 and 39 week periods are as follows:

Comparable Store Sales variances	13 weeks ended				39 weeks ended
Dollars in millions	January 28, 2017		January 30, 2016		January 28, 2017		January 30, 2016
Textbooks	$(23.1)	(6.1)%	$(21.4)	(5.4)%	$(49.0)	(4.6)%	$(49.3)	(4.6)%
General Merchandise	(0.5)	(0.5)%	0.6	0.5%	(1.2)	(0.3)%	9.8	2.5%
Trade Books	(1.2)	(8.3)%	—	0.3%	(2.7)	(6.2)%	0.5	1.1%
Other	(0.2)	(86.7)%	(1.3)	(90.6)%	(0.6)	(88.3)%	(2.0)	(73.3)%
Total Comparable Store Sales	$(25.0)	(4.9)%	$(22.1)	(4.1)%	$(53.5)	(3.6)%	$(41.0)	(2.7)%
Comparable store sales decreased for the 13 and 39 week sales periods. Comparable store sales were negatively impacted by lower student enrollment, specifically in two-year community colleges, the timing of the spring back-to-school rush season which extended past the close of our fiscal third quarter, increased consumer purchases directly with publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.

New and used textbook revenue for both the 13 and 39 week periods decreased primarily due to lower new and used textbook sales, while eTextbook revenue increased due to expanded eTextbook title offerings. General merchandise sales decreased for both the 13 and 39 week periods primarily due to lower computer product, school supplies and convenience sales, partially offset by higher emblematic apparel sales.
Cost of Sales and Gross Margin
The following table summarizes our cost of sales for the 13 and 39 weeks ended January 28, 2017 and January 30, 2016:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Related Sales	January 30, 2016	% of Related Sales	January 28, 2017	% of Related Sales	January 30, 2016	% of Related Sales
Product and other cost of sales	$366,190	80.1%	$361,030	79.0%	$1,098,682	80.0%	$1,073,319	78.9%
Rental cost of sales	39,509	61.3%	36,753	60.0%	97,998	61.7%	92,646	60.4%
Total Cost of Sales	$405,699	77.8%	$397,783	76.7%	$1,196,680	78.1%	$1,165,965	77.0%
The following table summarizes our gross margin for the 13 and 39 weeks ended January 28, 2017 and January 30, 2016:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Related Sales	January 30, 2016	% of Related Sales	January 28, 2017	% of Related Sales	January 30, 2016	% of Related Sales
Product and other gross margin	$90,957	19.9%	$96,096	21.0%	$274,128	20.0%	$286,529	21.1%
Rental gross margin	24,968	38.7%	24,544	40.0%	60,724	38.3%	60,776	39.6%
Gross Margin	$115,925	22.2%	$120,640	23.3%	$334,852	21.9%	$347,305	23.0%
Our cost of sales increased as a percentage of sales to 77.8% during the 13 weeks ended January 28, 2017 compared to 76.7% during the 13 weeks ended January 30, 2016. This was due to the factors discussed below.
Our gross margin decreased $4.7 million, or 3.9%, to $115.9 million, or 22.2% of sales, during the 13 weeks ended January 28, 2017 from $120.6 million, or 23.3% of sales, during the 13 weeks ended January 30, 2016. Gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (110 basis points), driven primarily by lower margin rates (95 basis points), primarily related to increased markdowns on textbooks and general merchandise, including the impact of our price-match program (20 basis points). The decrease is also attributable to increased costs related to our college and university contracts (35 basis points) resulting from contract renewals and new store contracts. These decreases were partially offset by a favorable sales mix (15 basis points) resulting from an increase in higher margin general merchandise as a percentage of sales.

•
Rental gross margin decreased (130 basis points), driven primarily by increased costs related to our college and university contracts (125 basis points) resulting from contract renewals and new store contracts and lower rental margin rates (20 basis points), including the impact of our price-match program (75 basis points) which was partially offset by an increase in the recognition of our previously deferred rental revenue (55 basis points) due to the delayed timing of fall rush. These decreases were partially offset by a favorable rental mix (15 basis points).

Our cost of sales increased as a percentage of sales to 78.1% during the 39 weeks ended January 28, 2017 compared to 77.0% during the 39 weeks ended January 30, 2016. This was due to the factors discussed below.
Our gross margin decreased $12.4 million, or 3.6%, to $334.9 million, or 21.9% of sales, during the 39 weeks ended January 28, 2017 from $347.3 million, or 23.0% of sales, during the 39 weeks ended January 30, 2016. Gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (110 basis points), driven primarily by lower margin rates (85 basis points), primarily related to increased markdowns on textbooks, including the impact of our price-match program (15 basis points), and the prior year benefit from the inventory management strategies for used textbooks. The decrease is also attributable to increased costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts. These decreases were partially offset by a favorable sales mix (5 basis points) resulting from an increase in higher margin general merchandise as a percentage of sales.

•
Rental gross margin decreased (130 basis points), driven primarily by increased costs related to our college and university contracts (110 basis points) resulting from contract renewals and new store contracts and lower rental margin rates (50 basis points), including the impact of our price-match program (55 basis points). These decreases were partially offset by a favorable rental mix (20 basis points).

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
Total Selling and Administrative Expenses	$97,111	18.6%	$96,453	18.6%	$282,171	18.4%	$285,557	18.9%
During the 13 weeks ended January 28, 2017, selling and administrative expenses increased $0.6 million, or 0.7%, to $97.1 million from $96.5 million during the 13 weeks ended January 30, 2016. The increase was due primarily to a $4.2 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $26.2 million increase in new store sales (net of closed stores), and a $0.9 million increase in corporate payroll and infrastructure costs, including increased costs associated with an acquired business. These increases were partially offset by a $3.1 million net decrease in digital expenses related to Yuzu® and LoudCloud and a $1.4 million decrease in comparable store payroll and operating expenses.
During the 39 weeks ended January 28, 2017, selling and administrative expenses decreased $3.4 million, or 1.2%, to $282.2 million from $285.6 million during the 39 weeks ended January 30, 2016. The decrease was due primarily to a $10.2 million net decrease in digital expenses related to Yuzu® and LoudCloud and a $5.3 million decrease in comparable store payroll and operating expenses. These decreases were partially offset by an $11.1 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $72.1 million increase in new store sales (net of closed stores), and a $1.0 million increase in corporate payroll and infrastructure costs, including increased costs associated with an acquired business.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
Total Depreciation and Amortization Expense	$13,149	2.5%	$13,081	2.5%	$39,057	2.6%	$39,350	2.6%
Depreciation and amortization remained flat during the 13 and 39 weeks ended January 28, 2017 compared to the comparative prior year periods ended January 30, 2016.
Transaction Costs

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Transaction Costs	$467	$783	$2,638	$802
We incur transaction costs for business development and acquisitions. For additional information related to our recent acquisitions, see Part I - Item 1. Financial Statements - Note 4. Acquisitions of this Form 10-Q and Part I - Item 1. Financial Statements - Note 4. Acquisitions and Strategic Agreements in our Annual Report on Form 10-K for the year ended April 30, 2016.
Impairment Loss (non-cash) and Restructuring Costs

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Impairment Expense	$—	$11,987	$—	$11,987
Restructuring Costs	$—	$774	$1,790	$774
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $12.0 million.
Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington. We recorded restructuring costs of $8.8 million in Fiscal 2016 comprised of employee-related costs (including severance and retention) and facility exit costs. During the 39 weeks ended January 28, 2017, we recorded additional restructuring costs primarily for employee related costs (including severance and retention). The majority of the restructuring related to employee matters was completed during the first quarter of Fiscal 2017.
For additional information, see Part I - Item 1. Financial Statements - Note 9. Supplementary Information in our Annual Report on Form 10-K for the year ended April 30, 2016.
Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
Total Operating Income (Loss)	$5,198	1.0%	$(2,438)	(0.4)%	$9,196	0.6%	$8,835	0.5%
Our operating income was $5.2 million during the 13 weeks ended January 28, 2017 compared to operating loss of $2.4 million during the 13 weeks ended January 30, 2016. This increase was due to the matters discussed above. Excluding the transaction costs, restructuring costs and impairment expense discussed above, operating income was $5.7 million (or 1.1% of sales) during the 13 weeks ended January 28, 2017, compared with operating income of $11.1 (or 2.1% of sales) million during the 13 weeks ended January 30, 2016.
Our operating income was $9.2 million during the 39 weeks ended January 28, 2017 compared to operating income of $8.8 million during the 39 weeks ended January 30, 2016. This decrease was due to the matters discussed above. Excluding the transaction costs, restructuring costs and impairment expense discussed above, operating income was $13.6 million (or 0.9% of sales) during the 39 weeks ended January 28, 2017, compared with operating income of $22.4 (or 1.5% of sales) million during the 39 weeks ended January 30, 2016.
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Interest Expense, Net	$679	$711	$1,975	$1,268
Net interest expense was flat during the 13 weeks ended January 28, 2017 and increased during the 39 weeks ended January 28, 2017 primarily due to increased borrowings under the Credit Facility entered into during Fiscal 2017.
Income Tax Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	Effective Rate	January 30, 2016	Effective Rate	January 28, 2017	Effective Rate	January 30, 2016	Effective Rate
Income Tax Expense	$758	16.8%	$454	(14.4)%	$2,087	28.9%	$4,687	61.9%
We recorded an income tax expense of $758 on pre-tax income $4,519 of during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 16.8% and an income tax expense of $454 on pre-tax loss of $(3,149) during the 13 weeks ended January 30, 2016, which represented an effective income tax rate of (14.4)%.
We recorded an income tax expense of $2,087 on pre-tax income of $7,221 during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 28.9% and an income tax expense of $4,687 on pre-tax income of $7,567 during the 39 weeks ended January 30, 2016, which represented an effective income tax rate of 61.9%.
The income tax provision for the 13 and 39 weeks ended January 28, 2017 reflects the impact of state net operating losses benefiting the company as a result of the Spin-Off partially offset by nondeductible expenses, principally nondeductible compensation expense. As compared to the 13 and 39 weeks ended January 28, 2017, the income tax provision for the 13 and 39 weeks ended January 30, 2016 also reflected the non-deductibility of certain impairment amounts referred to in Note 9. Supplementary Information - Impairment Loss (non-cash) and Restructuring Costs. Management expects nondeductible compensation expense for the current fiscal year to be significantly higher than in previous years because of limitations on deductibility of certain elements of our compensation program imposed by Section 162(m) of the Internal Revenue Code. Management expects that nondeductible compensation in future fiscal years will be lower than the current fiscal year as components of our executive compensation program are intended to qualify for deduction under Section 162(m) going forward.

Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net Income (Loss)	$3,761	$(3,603)	$5,134	$2,880
As a result of the factors discussed above, we reported net income of $3.8 million during the 13 weeks ended January 28, 2017, compared with a net loss of $3.6 million during the 13 weeks ended January 30, 2016. Adjusted Earnings (non-GAAP) is $4.1 million during the 13 weeks ended January 28, 2017, compared with $5.8 million during the 13 weeks ended January 30, 2016. See Adjusted Earnings (non-GAAP) discussion below.
As a result of the factors discussed above, we reported net income of $5.1 million during the 39 weeks ended January 28, 2017, compared with net income of $2.9 million during the 39 weeks ended January 30, 2016. Adjusted Earnings (non-GAAP) is $7.8 million during the 39 weeks ended January 28, 2017, compared with $12.3 million during the 39 weeks ended January 30, 2016. See Adjusted Earnings (non-GAAP) discussion below.

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

Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net income (loss)	$3,761	$(3,603)	$5,134	$2,880
Add:
Depreciation and amortization expense	13,149	13,081	39,057	39,350
Interest expense, net	679	711	1,975	1,268
Income tax expense	758	454	2,087	4,687
Transaction costs (a)	467	783	2,638	802
Restructuring costs (b)	—	774	1,790	774
Impairment loss (non-cash) (b)	—	11,987	—	11,987
Adjusted EBITDA (non-GAAP) (c)	$18,814	$24,187	$52,681	$61,748

(a)
Transaction costs are costs incurred for business development and acquisitions. Prior to the third quarter of Fiscal 2017, transaction costs were included in selling and administrative expenses in the condensed consolidated statements of operations.

(b)	See Management Discussion and Analysis - Results of Operations discussion above.

(c)	See Use of Non-GAAP Measures discussion above.
Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net income (loss)	$3,761	$(3,603)	$5,134	$2,880
Reconciling items, after-tax (below)	286	9,444	2,714	9,456
Adjusted Earnings (non-GAAP) (a)	$4,047	$5,841	$7,848	$12,336

Reconciling items, pre-tax
Transaction costs (a)	$467	$783	$2,638	$802
Restructuring costs (b)	—	774	$1,790	774
Impairment loss (non-cash) (c)	—	11,987	$—	11,987
Reconciling items, pre-tax	467	13,544	4,428	13,563
Less: Pro forma income tax impact (d)	181	4,100	1,714	4,107
Reconciling items, after-tax	$286	$9,444	$2,714	$9,456
(a) Transaction costs are costs incurred for business development and acquisitions. Prior to the third quarter of Fiscal 2017, transaction costs were included in selling and administrative expenses in the condensed consolidated statements of operations.

(b)	See Management Discussion and Analysis - Results of Operations discussion above.
(c) See Use of Non-GAAP Measures discussion above.

(d)	Represents the projected reduction in income tax expense based on our current combined federal and state aggregate income tax rate.
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit facility and short-term vendor financing.
Prior to the Spin-Off on August 2, 2015, we were party to the Credit Facility held by Barnes & Noble, Inc. ("B&N Credit Facility"). All outstanding debt under the B&N Credit Facility was recorded on Barnes & Noble’s balance sheet prior to the Spin-Off on August 2, 2015. On August 3, 2015, in connection with the Spin-Off, we entered into a new five-year $400 million asset-backed revolving credit facility (the “BNED Credit Facility”), the proceeds of which will be used for general corporate purposes, including seasonal working capital needs. See Financing Arrangements discussion below. As of January 28, 2017, we had no outstanding borrowings under the BNED Credit Facility.
As of January 28, 2017, Other long-term liabilities includes $69.4 million related to the long-term tax payable associated with the LIFO reserve. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that LIFO will continue to be an acceptable inventory method for tax purposes.
On February 27, 2017, we amended the BNED Credit Facility in connection with our acquisition of MBS Textbook Exchange, LLC. See Financing Arrangements discussion below for further information regarding the amendment.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 28, 2017, we repurchased 688,948 shares for approximately $6.7 million at an average cost per share of $10.10. As of January 28, 2017, approximately $26.7 million remains available under the stock repurchase program.
During the 39 weeks ended January 28, 2017, we also repurchased 117,029 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016
Cash and cash equivalents at beginning of period	$28,568	$44,816
Net cash flows provided by operating activities	145,002	122,095
Net cash flows used in investing activities	(33,651)	(39,778)
Net cash flows used in financing activities	(7,858)	(18,971)
Cash and cash equivalents at end of period	$132,061	$108,162
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
Cash flows provided by operating activities during the 39 weeks ended January 28, 2017 were $145.0 million compared to cash flows provided by operating activities of $122.1 million during the 39 weeks ended January 30, 2016. This net change of $22.9 million was primarily due to changes in working capital and changes in deferred tax balances.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during the 39 weeks ended January 28, 2017 were $33.7 million compared to $39.8 million during the 39 weeks ended January 30, 2016. Capital expenditures totaled $26.5 million and $37.7 million during the 39 weeks ended January 28, 2017 and January 30, 2016, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 39 weeks ended January 28, 2017 were $7.9 million compared $19.0 million during the 39 weeks ended January 30, 2016. This net change of $11.1 is primarily due to the net change in the Barnes & Noble, Inc. investment of $6.4 million, lower payments for deferred financing costs of $3.3 million, and decreased payments for Common Stock repurchased of $1.3 million in Fiscal 2017.

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
As of January 28, 2017, we had no outstanding borrowings under the BNED Credit Facility. During the 26 weeks ended January 28, 2017, we borrowed and repaid $116.1 million under the BNED Credit Facility. As of January 28, 2017, we have issued $4.3 million in letters of credit under the facility.
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
Amendment to Credit Agreement
On February 27, 2017, we acquired MBS Textbook Exchange, LLC, the largest contract operator of virtual bookstores for the institutional client market and one of the largest used textbook wholesalers in the U.S., for $174.2 million The transaction was funded from cash on-hand and proceeds from our existing Credit Agreement, as amended.
On February 27, 2017, we amended the BNED Credit Facility with our current lenders. The amendment amends the Credit Agreement to add a new $100 million incremental first in, last out seasonal loan facility (the “FILO Facility”) increasing the maximum availability under the BNED Credit Facility to $500 million. We borrowed approximately $55 million under the BNED Credit Facility to fund the acquisition. We expect borrowings under the facility to vary from $0 to $250 million, reflecting seasonality in the business over the next twelve months.
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 3.00%. The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $100 million to $75 million on August 1, 2018, from $75 million to $50 million on August 1, 2019 and from $50 million to $25 million on August 1, 2020. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
See Item 1. Financial Statements — Note 15. Subsequent Event.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 30, 2016.
On February 27, 2017, we amended the BNED Credit Facility in connection with our acquisition of MBS Textbook Exchange, LLC. See Financing Arrangements discussion above for further information regarding the amendment.
Off-Balance Sheet Arrangements
As of January 28, 2017, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Except as noted below, during the first nine months of Fiscal 2017, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K dated April 30, 2016 and filed with the SEC on June 29, 2016, for additional information relating to the Company’s use of estimates and other critical accounting policies.

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
Based on the results of the step one testing, fair value of the Company exceeded its carrying value by approximately 5%.
Given the margin by which the estimated fair value exceeded its carrying amount, we also performed a sensitivity analysis related to the long-term growth rate and discount rate used in the November 1, 2016 test. Specifically, the estimated fair value would exceed its carrying amount if we independently either reduced the long-term growth rate by 50 basis points or increased the discount rate by 25 basis points. Under the following scenarios, step two testing would have been required to determine the potential goodwill impairment. The fair value would not exceed its carrying value if we:
•independently reduced the long-term growth rate by 100 basis points;
•independently increased the discount rate by 50 basis points;

•	simultaneously reduced the long-term growth rate by 50 basis points, while also increasing the discount rate by 25 basis points.
The November 1, 2016 impairment test assumed earnings growth, primarily from our digital revenues. Should this growth not occur, if the reporting unit otherwise fails to meet its current financial plans, or if there were changes to any other key assumption used in the test, the reporting unit could fail step one of the goodwill impairment test in a future period. We will continue to monitor the reporting unit for impairment.
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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•	general competitive conditions, including actions our competitors may take to grow their businesses;

•	a decline in college enrollment or decreased funding available for students;

•	decisions by colleges and universities to outsource their bookstore operations or change the operation of their bookstores;

•	the general economic environment and consumer spending patterns;

•	decreased consumer demand for our products, low growth or declining sales;

•	our ability to successfully integrate the operations of MBS Textbook Exchange, LLC into our Company;

•	the anticipated benefits of the MBS Textbook Exchange, LLC acquisition may not be fully realized or may take longer than expected;

•	the integration of MBS Textbook Exchange, LLC’s operations into our own may also increase the risk of our internal controls being found ineffective;

•	restructuring of our digital strategy may not result in the expected growth in our digital sales and/or profitability;

•	risk that digital sales growth does not exceed the rate of investment spend;

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
On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. The Court heard oral argument on September 28, 2015 on the post-trial motions on the jury’s infringement and validity determinations. On February 24, 2016, the Court issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent and ordered a new trial on damages with respect to ‘703 patent since the original damages award was a total award for both the ‘501 patent and the ‘703 patent. The court held a trial on June 23-24 and July 15, 2016 to determine the damage award related to the '703 patent. The Court awarded Adrea $266,832 for B&N’s non-willful infringement of the ‘703 patent. By order dated January 12, 2017, the Court granted Adrea $3,000 in prejudgment interest; final judgment was entered against defendants in the total amount of $269,832. On February 2, 2017, Adrea filed a motion for supplemental damages seeking royalties on all Nook devices sold through the date of final judgment and for an ongoing royalty with respect to post-final judgment sales. B&N filed its responsive brief on February 16, 2017.

Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 28, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of January 28, 2017 with respect to shares of common stock we purchased during the third quarter of Fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2016 - November 26, 2016	—	$—	—	$26,669,324
November 27, 2016 - December 31, 2016	—	$—	—	$26,669,324
January 1, 2017 - January 28, 2017	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
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
During the 39 weeks ended January 28, 2017, we also repurchased 117,029 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

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
February 28, 2017

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