Form 10-Q
period 2017-07-29
Barnes & Noble Education, Inc.
filed 2017-08-30
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
(Registrant’s Telephone Number, Including Area Code): (908) 991-2665
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 18, 2017, 46,517,960 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

Effective with the acquisition of MBS Textbook Exchange, LLC ("MBS") on February 27, 2017, we determined that we have two reportable segments: Barnes & Noble College Booksellers, LLC ("BNC") and MBS, whereas BNC was previously our only reportable segment prior to the acquisition. The condensed consolidated financial statements for the 13 weeks ended July 29, 2017 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the 13 weeks ended July 30, 2016 exclude the financial results of MBS.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 29, 2017

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 29, 2017	July 30, 2016
Sales:
Product sales and other	$334,502	$217,736
Rental income	21,209	21,501
Total sales	355,711	239,237
Cost of sales:
Product and other cost of sales	277,741	177,994
Rental cost of sales	13,257	13,830
Total cost of sales	290,998	191,824
Gross profit	64,713	47,413
Selling and administrative expenses	99,410	83,937
Depreciation and amortization expense	15,017	12,921
Restructuring and other charges	5,236	1,790
Transaction costs	589	1,527
Operating loss	(55,539)	(52,762)
Interest expense, net	3,038	666
Loss before income taxes	(58,577)	(53,428)
Income tax benefit	(23,794)	(25,512)
Net loss	$(34,783)	$(27,916)

Loss per share of Common Stock:
Basic	$(0.75)	$(0.60)
Diluted	$(0.75)	$(0.60)
Weighted average shares of Common Stock outstanding:
Basic	46,517	46,349
Diluted	46,517	46,349
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 29, 2017	July 30, 2016	April 29, 2017
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,192	$8,906	$19,003
Receivables, net	112,472	38,898	86,040
Merchandise inventories, net	780,414	724,329	434,064
Textbook rental inventories	6,931	7,527	52,826
Prepaid expenses and other current assets	13,537	8,614	10,698
Total current assets	927,546	788,274	602,631
Property and equipment, net	112,799	107,347	116,613
Intangible assets, net	206,382	197,508	209,885
Goodwill	329,467	281,337	329,467
Other noncurrent assets	42,481	39,003	41,236
Total assets	$1,618,675	$1,413,469	$1,299,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$511,488	$560,163	$192,742
Accrued liabilities	89,934	41,949	120,478
Short-term borrowings	100,000	—	100,000
Total current liabilities	701,422	602,112	413,220
Long-term deferred taxes, net	19,791	35,636	16,871
Other long-term liabilities	96,457	74,976	96,433
Long-term borrowings	120,100	25,000	59,600
Total liabilities	937,770	737,724	586,124
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 49,372, 48,655 and 49,372 shares, respectively; outstanding, 46,517, 46,086 and 46,517 shares, respectively	494	487	494
Additional paid-in capital	710,851	701,393	708,871
Retained earnings	(2,420)	(914)	32,363
Treasury stock, at cost	(28,020)	(25,221)	(28,020)
Total stockholders' equity	680,905	675,745	713,708
Total liabilities and stockholders' equity	$1,618,675	$1,413,469	$1,299,832
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(34,783)	$(27,916)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	15,017	12,921
Amortization of deferred financing costs	376	163
Deferred taxes	2,920	5,772
Stock-based compensation expense	1,980	1,890
Change in other long-term liabilities	43	(410)
Changes in other operating assets and liabilities, net	(41,523)	(17,628)
Net cash flows used in operating activities	(55,970)	(25,208)
Cash flows from investing activities:
Purchases of property and equipment	(7,881)	(6,183)
Acquisition of business	—	(975)
Net increase in other noncurrent assets	(1,460)	(5,690)
Net cash flows used in investing activities	(9,341)	(12,848)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	110,300	25,900
Repayments of borrowings under Credit Agreement	(49,800)	(900)
Purchase of treasury shares	—	(6,606)
Net cash flows provided by financing activities	60,500	18,394
Net increase in cash, cash equivalents and restricted cash	(4,811)	(19,662)
Cash, cash equivalents and restricted cash at beginning of period	21,697	30,866
Cash, cash equivalents and restricted cash at end of period	$16,886	$11,204
Changes in other operating assets and liabilities, net:
Receivables, net	$(26,431)	$12,566
Merchandise inventories	(346,349)	(411,585)
Textbook rental inventories	45,895	40,233
Prepaid expenses and other current assets	(2,839)	(2,062)
Accounts payable and accrued liabilities	288,201	343,220
Changes in other operating assets and liabilities, net	$(41,523)	$(17,628)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,513	$27,002	1,890	$(18,615)	$708,386
Stock-based compensation expense			1,890				1,890
Vested equity awards	10	1	(1)				—
Common stock repurchased					676	(6,567)	(6,567)
Shares repurchased for tax withholdings for vested stock awards					3	(39)	(39)
Net loss			(9)	(27,916)			(27,925)
Balance at July 30, 2016	48,655	$487	$701,393	$(914)	2,569	$(25,221)	$675,745

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			1,980				1,980
Net loss				(34,783)			(34,783)
Balance at July 29, 2017	49,372	$494	$710,851	$(2,420)	2,855	$(28,020)	$680,905

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 29, 2017, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015 (Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,495 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Through LoudCloud, its digital education platform, Barnes & Noble Education offers a suite of digital software, content and services that include predictive analytics, open educational resources ("OER") courseware, competency-based solutions and a learning management system. We have two reportable segments: BNC and MBS.
BNC operates 781 physical campus bookstores as of July 29, 2017, the majority of which also have school-branded e-commerce sites operated by BNC, and BNC also includes our digital education operations. Our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent; emblematic apparel and gifts; trade books; computer products; school and dorm supplies; café offerings; convenience food and beverages; and graduation products. BNC product offerings also include a suite of digital content, software, and services through our LoudCloud platform, such as predictive analytics, a variety of courseware built on a foundation of open educational resources, and competency-based learning solutions.
Our MBS subsidiary operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses, and private/parochial K-12 schools. MBS Direct operates 714 virtual bookstores as of July 29, 2017, offering new and used print and digital textbooks, which are available for sale or rent. Additionally, MBS Direct sells textbooks directly to students through textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 781 campus bookstores.
Educational institutions increasingly are outsourcing bookstore operations, investing in data-driven analytical tools, and offering students more affordable options for textbooks and other learning tools. Given these continuing trends, we are well-positioned to capture new market share and partner with an increasing number of schools across the country. As demand for new, improved, and more affordable products and services increase in the rapidly changing education landscape, we are working to evolve our business model and enhance our solutions. We aim to be an even stronger partner for schools and meet customer needs by expanding our physical and virtual bookstore service capabilities, courseware offerings and digital platform services. We believe that our recent strategic actions, including the acquisition of LoudCloud, Promoversity, MBS, and Student Brands and development of courseware, have substantially enhanced our competitive position. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials sourcing and sales to include new digital services that support successful student outcomes.
For information about our recent acquisition of Student Brands, LLC, see Note 16. Subsequent Event of this Form 10-Q.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•	Increasing market share with new accounts.

•	Adapting our merchandising strategy and product and service offerings.

•	Providing a scalable and leading digital product and solution set.

•	Expanding strategic opportunities through acquisitions and partnerships.
For additional information related to the growth drivers for our business, see Part I - Item 1. Business - Overview - Growth Drivers in our Annual Report on Form 10-K for the year ended April 29, 2017.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported. These condensed consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by GAAP.
The condensed consolidated financial statements are presented on a consolidated basis for the 13 weeks ended July 29, 2017 and include the financial results of MBS (which was acquired on February 27, 2017). All material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the 13 weeks ended July 30, 2016 exclude the financial results of MBS.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our retail business (BNC and MBS Direct) is seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Sales attributable to the MBS wholesale business are generally highest in our first, second and third quarter as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. MBS has significantly lower operating profit or operating loss realized during the fourth quarter. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 29, 2017 are not indicative of the results expected for the 52 weeks ending April 28, 2018 (Fiscal 2018).
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
For our BNC segment, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

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
Revenue Recognition and Deferred Revenue
Revenue from sales of our products at physical locations is recognized at the time of sale. Revenue from sales of products ordered through our websites is recognized upon receipt of our products by our customers. Revenue from the sale of physical textbooks from our wholesale and virtual bookstores is recognized at the time of shipment. Additional revenue is recognized for shipping charges billed to customers.
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
Revenue from the rental of digital textbooks is recognized at the time of sale. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the rental term the customer is no longer able to access the content. While the digital rental allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete. We primarily record digital textbook rental sales on a net basis in accordance with ASC 605-45-45, Reporting Revenue Gross as a Principal versus Net as an Agent.
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
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying condensed consolidated balance sheets. As of July 29, 2017, we had $329,467 of goodwill.
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
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2017. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of the Step 1 testing, fair value of the one reporting unit exceeded its carrying value; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.
As of the date of our annual goodwill impairment test, the excess fair value over carrying value was approximately 5%. Goodwill is subject to further risk of impairment if comparable store sales decline, store closings accelerate or digital projections

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

fall short of expectations. Additionally, changes in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill. For additional information related to key assumptions used in our testing, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 29, 2017.
Income Taxes
As of July 29, 2017, other long-term liabilities includes $77,141 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and inventory levels. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that the historical CPI and inventory trends continue and LIFO will continue to be an acceptable inventory method for tax purposes.
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
We are in the process of analyzing the impacts of the guidance across all of our revenue streams. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the guidance. The majority of our revenue is generated from sales of finished products, which will continue to be recognized when control is transferred to the customer. Our assessment includes an evaluation of the impact that the guidance will have on our accounting for marketing revenue and other income streams. We are evaluating the guidance for our software license revenue, which is currently not material and is recognized over time, but may be recognized at a point in time under the new guidance. We are continuing to evaluate our revenue streams related to our digital product offerings and subscription-based services. We do not have loyalty programs or gift

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

cards. While our assessment of the impacts of the guidance is still in process, we believe the adoption of the guidance is not expected to have a material impact on our condensed consolidated financial statements, other than the additional disclosure requirements. We plan to adopt the standard in the first quarter of Fiscal 2019 using the modified retrospective method.
Note 4. Acquisitions
MBS Textbook Exchange, LLC
On February 27, 2017, we completed the purchase of all issued and outstanding units of MBS Textbook Exchange, LLC. MBS operates two highly integrated businesses. The MBS Direct business is the largest contract operator of 714 virtual bookstores for college and university campuses and private/parochial K-12 schools. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 781 campus bookstores. Refer to Note 1. Organization of this Form 10-Q for additional information about MBS.
We acquired 100% of the equity interests of MBS for cash consideration of $186,974, including cash and restricted cash acquired of $1,171, and the acquisition was financed with cash from operations as well as proceeds from our existing credit facility. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (generally one year from the acquisition date). We are still in the process of valuing the assets acquired and liabilities to be assumed; thus, allocation of the acquisition consideration is subject to change.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Identified intangible assets include the following:

Type of Intangible	Amount	Estimated Useful Life
Favorable Lease	$1,076	6.5
Trade Name	3,500	10
Technology	1,500	3
Book Store Relationship	13,000	13
Direct Customer Relationship	2,000	15
Non-Compete Agreements	500	3
Total Intangibles:	$21,576
Student Brands, LLC
On August 3, 2017 (subsequent to the end of our first quarter), we acquired 100% of the equity interests of Student Brands, LLC, a leading direct-to-student subscription-based writing skills services business. For additional information, refer to Note 16. Subsequent Event of this Form 10-Q.
Note 5. Segment Reporting
We identified our segments based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. Effective with the acquisition of MBS on February 27, 2017, we have determined that we operate two reportable segments: BNC and MBS. Prior to the acquisition of MBS, BNC was previously our only reportable segment. Our international operations are not material and the majority of the revenue and total assets are within the United States. For a description of the BNC and MBS businesses, refer to Note 1. Organization of this Form 10-Q.
The condensed consolidated financial statements for the 13 weeks ended July 29, 2017 include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The eliminations are primarily related to the following intercompany activities:

•	BNC purchases new and used textbooks from MBS for distribution at BNC's physical college bookstores. We eliminate the net sales from MBS and the intercompany profit in ending inventory, and

•
MBS pays commissions to BNC for certain textbooks its sells to MBS that cannot be returned to suppliers or used in their stores. The commission is based on the volume of textbooks sold to MBS and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on BNC's behalf.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 29, 2017	July 30, 2016
Sales:
BNC	$249,977	$239,237
MBS	139,801	—
Elimination	(34,067)	—
Total Sales	$355,711	$239,237

Gross Profit
BNC	$48,737	$47,413
MBS	27,589	—
Elimination	(11,613)	—
Total Gross Profit	$64,713	$47,413

Depreciation and Amortization
BNC	$13,382	$12,921
MBS	1,635	—
Total Depreciation and Amortization	$15,017	$12,921

Operating Income (Loss)
BNC (a)	$(56,112)	$(52,762)
MBS	12,186	—
Elimination	(11,613)	—
Total Operating Loss	$(55,539)	$(52,762)

The following is a reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:
Total Operating Loss	$(55,539)	$(52,762)
Interest Expense, net	(3,038)	(666)
Total Loss Before Income Taxes	$(58,577)	$(53,428)

(a) During the 13 weeks ended July 29, 2017, we recognized expenses totaling approximately $5,236 related to the resignation of Mr. Max J. Roberts as Chief Executive Officer of the Company and the appointment of Mr. Michael P. Huseby to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. For additional information, refer to Note 9. Supplemental Information - Restructuring and Other Charges of this Form 10-Q.

	As of
	July 29, 2017	July 30, 2016
Total Assets
BNC (includes goodwill of $281,349 and $281,337, respectively)	$1,335,607	$1,413,469
MBS (includes goodwill of $48,118 and $0, respectively)	283,068	—
Total Assets	$1,618,675	$1,413,469

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended
	July 29, 2017	July 30, 2016
Capital Expenditures
BNC	$6,841	$6,183
MBS	1,040	—
Total Capital Expenditures	$7,881	$6,183

Note 6. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 29, 2017, we did not repurchase shares of our common stock. As of July 29, 2017, approximately $26,669 remains available under the stock repurchase program.
Earnings Per Share
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

	13 weeks ended
	July 29, 2017	July 30, 2016
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(34,783)	$(27,916)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	46,517	46,349

Loss per share of Common Stock:
Basic	$(0.75)	$(0.60)
Diluted	$(0.75)	$(0.60)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 8. Credit Facility
On August 3, 2015, we and certain of our subsidiaries, entered into a credit agreement (the “Credit Agreement”) under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”). The Company has the option to request an increase in commitments under the Credit Facility of up to $100,000 subject to certain restrictions.
On February 27, 2017, in connection with the acquisition of MBS, we amended the Credit Agreement with our current lenders to add a new $100,000 incremental first in, last out seasonal loan facility (the “FILO Facility”) increasing the maximum availability under the Credit Agreement to $500,000.
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended April 29, 2017.
During the 13 weeks ended July 29, 2017, we borrowed $110,300 and repaid $49,800 under the Credit Agreement, for a net total of $220,100 of outstanding borrowings as of July 29, 2017, comprised of outstanding borrowings of $120,100 and $100,000 under the Credit Facility and FILO Facility, respectively. As of July 29, 2017, we have issued $4,298 in letters of credit under the Credit Facility.
Note 9. Supplementary Information
Restructuring and other charges
Restructuring
In Fiscal 2016, we implemented a plan to restructure our digital education operations which was completed in the first quarter of Fiscal 2017, and was primarily comprised of costs related to employee matters. We recorded restructuring costs of $1,790 during the 13 weeks ended July 30, 2016.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. Pursuant to the terms of the Retirement Letter Agreement and consistent with Mr. Roberts’s employment agreement, Mr. Roberts will receive an aggregate payment of approximately $4,424, comprised of salary, bonus and benefits. In addition, the Company will pay Mr. Roberts and Mr. Huseby a one-time cash transition payment of approximately $562 and $250, respectively, at the time of the transition. During the 13 weeks ended July 29, 2017, we recognized expenses totaling approximately $5,236, which is comprised of the liability for the termination and transition payments. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Note 10. Barnes & Noble, Inc. Transactions
Our History with Barnes & Noble, Inc.
On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc. ("Spin-Off") at which time we began to operate as an independent publicly-traded company. In connection with the separation from Barnes & Noble, we entered into a Separation and Distribution Agreement with Barnes & Noble which governs the relationship between the parties after the separation and allocates between the parties various assets, liabilities, rights and obligations following the separation, including inventory purchases, employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe Barnes & Noble’s future commitments to provide us with certain transition services following the Spin-Off. For information about our history with Barnes & Noble, Inc., see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Barnes & Noble, Inc. Transactions in our Annual Report on Form 10-K for the year ended April 29, 2017.
Summary of Transactions with Barnes & Noble, Inc.
During the 13 weeks ended July 29, 2017 and July 30, 2016, we were billed $6,828 and $8,213, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales, and selling and administrative expenses in the condensed consolidated statement of operations.
As of July 29, 2017 and July 30, 2016, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above of $7,353 and $8,089 were included in accounts payable in the condensed consolidated balance sheets, respectively.
Note 11. Related Party Transactions
Prior to the acquisition of MBS on February 27, 2017, MBS was considered a related-party as they were majority-owned by Leonard Riggio, who is a principal owner holding a substantial percentage of shares of our common stock, and other members of the Riggio family.
Prior to the acquisition (as discussed in Note 4. Acquisitions of this Form 10Q), we had a long-term supply agreement (“Supply Agreement”) with MBS, under which and subject to availability and competitive terms and conditions, we purchased new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. During the 13 weeks ended July 30, 2016, total net purchases from MBS were $55,005. Additionally, the Supply Agreement provided that we may sell to MBS certain textbooks that we cannot return to suppliers or use in our stores. MBS paid us commissions based on the volume of these textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on our behalf. During the 13 weeks ended July 30, 2016, MBS paid us $1,870 related to these commissions. In addition, the Supply Agreement contains restrictive covenants that limited our ability to become a used textbook wholesaler and that place certain limitations on MBS’s business activities. We also previously entered into an agreement with MBS pursuant to which MBS purchased books from us, which have no resale value for a flat rate per box. During the 13 weeks ended July 30, 2016, total sales to MBS under this program were $54. Total outstanding amounts payable to MBS for all arrangements net of any amounts due was $73,377 as of July 30, 2016.
Subsequent to the acquisition, the condensed consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation.
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. For additional information, see Note 4. Acquisitions of this Form 10Q. Rent payments to MBS Realty Partners L.P. were approximately $345 during the 13 weeks ended July 29, 2017.
Note 12. Employee Benefit Plans
BNC
BNC has a defined contribution plan for its employees ("Savings Plan"). BNC is responsible for employer contributions to the Savings Plan and to fund the contributions directly. Total contributions charged to employee benefit expenses for this plan was $1,211 and $1,249 during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

MBS
MBS maintains a defined contribution and profit sharing plan ("Profit Sharing Plan") covering substantially all full-time employees of MBS. MBS transfers employee contributions to the account balances of their employees and is responsible to fund the employer contributions directly. Total employee benefit expenses for the Profit Sharing Plan was $788 during the 13 weeks ended July 29, 2017.
Note 13. Stock-Based Compensation
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
During the 13 weeks ended July 29, 2017, we granted 537,756 performance share units ("PSU") awards to employees that will only vest based upon the achievement of pre-established performance goals related to Adjusted EBITDA and new business achieved measured over a period of time. The PSU awards will vest based on company performance during Fiscal 2018 - Fiscal 2019 with one additional year of time-based vesting. The number of PSU awards that will vest range from 0%-150% of the target award based on actual performance.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended
	July 29, 2017	July 30, 2016
Restricted stock expense	$30	$150
Restricted stock units expense (a)	1,900	1,596
Performance shares expense (a)	(68)	144
Performance share units expense	118	—
Stock-based compensation expense	$1,980	$1,890
(a) The stock-based compensation expense for the restricted stock units and the performance shares reflect the forfeiture adjustment for unvested shares related to the CEO transition. See Note 9. Supplementary Information - Restructuring and Other Charges of this Form 10-Q for additional information.
Total unrecognized compensation cost related to unvested awards as of July 29, 2017 was $14,271 and is expected to be recognized over a weighted-average period of 2.2 years.
Note 14. Income Taxes
We recorded an income tax benefit of $(23,794) on pre-tax loss of $(58,577) during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 40.6% and an income tax benefit of $(25,512) on a pre-tax loss of $(53,428) during the 13 weeks ended July 30, 2016, which represented an effective income tax rate of 47.8%. The income tax provision for the 13 weeks ended July 29, 2017 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by income tax credits.
Management expects nondeductible compensation expense for the current fiscal year to be significantly lower compared to the prior fiscal year as components of our executive compensation program now qualify as deductible under Section 162(m) of the Internal Revenue Code.  In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring tax benefits arising from the Spin-Off.  Management does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate either in the current fiscal year or in future fiscal years.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2017 and July 30, 2016
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
Note 16. Subsequent Event
Acquisition of Student Brands, LLC
On August 3, 2017, we acquired 100% of the equity interests of Student Brands, LLC ("Student Brands"), a leading direct-to-student subscription-based writing skills services business, for $58,500 in cash. The transaction was funded from cash on-hand and availability under our existing Credit Agreement.
Student Brands is an education technology company that operates multiple direct-to-student businesses focused on Study Tools, Writing Help, and Literary Research, all centered around assisting students with the writing process. Student Brands has a substantial and growing community of online learners, with over 20 million unique monthly users across its digital properties, which include123HelpMe.com, Bartleby.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the Content Brain. The Content Brain sifts through millions of pieces of content and provides the best answer for virtually any assignment a student is tackling. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements.

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
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,495 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Through LoudCloud, its digital education platform, Barnes & Noble Education offers a suite of digital software, content and services that include predictive analytics, open educational resources ("OER") courseware, competency-based solutions, and a learning management system.
We believe our product offerings and services for students, faculty and administrators enable a more personalized learning experience, which improves student success rates and retention. We strive to be the first stop for students, educators and administrators by offering the most comprehensive resources available with our flexible physical and/or virtual bookstore options. The strengths of our business include our large footprint with well-recognized brand; our ability to meet students’ affordability needs; our comprehensive suite of course materials; our well-established, deep relationships with partners; direct access to students and faculty; integrated systems with our customers; and stable, long-term contracts. We expect to continue to grow our business by increasing market share with new accounts, introducing scalable and advanced digital solutions and expanding our strategic opportunities through acquisitions and partnerships.
Educational institutions increasingly are outsourcing bookstore operations, investing in data-driven analytical tools, and offering students more affordable options for textbooks and other learning tools. Given these continuing trends, we are well-positioned to capture new market share and partner with an increasing number of schools across the country. As demand for new, improved, and more affordable products and services increase in the rapidly changing education landscape, we are working to evolve our business model and enhance our solutions. We aim to be an even stronger partner for schools and meet customer needs by expanding our physical and virtual bookstore service capabilities, courseware offerings and digital platform services. We believe that our strategic actions, including the acquisition of LoudCloud, Promoversity, MBS, and Student Brands (discussed below) and development of courseware, have substantially enhanced our competitive position. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials sourcing and sales to include new digital services that support successful student outcomes.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 29, 2017.
Acquisition of Student Brands, LLC
On August 3, 2017 (subsequent to the end of our first quarter), we acquired Student Brands, LLC ("Student Brands"), a leading direct-to-student subscription-based writing skills services business, for $58.5 million. Student Brands is an education technology company that operates multiple direct-to-student businesses focused on Study Tools, Writing Help, and Literary Research, all centered around assisting students with the writing process. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements. Student Brands has over 20 million unique monthly users across its digital properties, which include123HelpMe.com, Bartleby.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Segments
We have two reportable segments: BNC and MBS:
BNC operates 781 physical campus bookstores as of July 29, 2017, the majority of which also have school-branded e-commerce sites operated by BNC, and BNC also includes our digital education operations. Our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent; emblematic apparel and gifts; trade books; computer products; school and dorm supplies; café offerings; convenience food and beverages; and graduation products. BNC product offerings also include a suite of digital content, software, and services through our LoudCloud platform, such as predictive analytics, a variety of courseware built on a foundation of open educational resources, and competency-based learning solutions. During the 13 weeks ended July 29, 2017, BNC opened 24 stores, with estimated annual first year sales of $49 million.

Our MBS subsidiary operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses, and private/parochial K-12 schools. MBS Direct operates 714 virtual bookstores as of July 29, 2017, offering new and used print and digital textbooks, which are available for sale or rent. Additionally, MBS Direct sells textbooks directly to students through textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 781 campus bookstores. During the 13 weeks ended July 29, 2017, MBS Direct opened 10 stores, with estimated annual first year sales of $3.8 million.
For additional information related to product and platform offerings for BNC and MBS, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 29, 2017.
Trends and Other Factors Affecting Our Business
Current trends and other factors affecting our business include:

•
Overall Economic Environment, College Enrollment and Consumer Spending Patterns: Our business is affected by funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on textbooks and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by existing students. For the 13 weeks ended July 29, 2017, our comparable store sales declined for textbooks primarily due to lower community college enrollment, increased consumer purchases directly from publishers and other online providers, and general weakness in the retail environment.

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

•
New and Existing Bookstore Contracts: We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We expect to continue to successfully renew our current contracts on favorable terms.

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

•
Retail Environment: BNC general merchandise sales, which are subject to short-term fluctuations driven by the broader retail environment, continue to increase over the long term as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online. During the 13 weeks ended July 29, 2017, our comparable store sales trends improved for general merchandise.

For additional information related to factors affecting our business, see Part I - Item 1. Business - Trends and Other Factors Affecting Our Business in our Annual Report on Form 10-K for the year ended April 29, 2017.
Elements of Results of Operations
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). On February 27, 2017, we acquired MBS Textbook Exchange, LLC. The results of operations for the 13 weeks ended July 29, 2017 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the 13 weeks ended July 30, 2016 exclude the financial results of MBS.

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
Results of Operations - Summary

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Sales:
Product sales and other	$334,502	$217,736
Rental income	21,209	21,501
Total sales	$355,711	$239,237

Net loss	$(34,783)	$(27,916)

Adjusted Earnings (non-GAAP) (a)	$(29,777)	$(25,885)

Adjusted EBITDA (non-GAAP) (a)
BNC	$(36,905)	$(36,524)
MBS	16,069	—
Elimination	(11,613)	—
Total Adjusted EBITDA (non-GAAP)	$(32,449)	$(36,524)

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.
Store Count

	13 weeks ended July 29, 2017		13 weeks ended July 30, 2016
	BNC Stores	MBS Direct Stores	BNC Stores
Stores opened	24	10	33
Stores closed	12	8	14
Number of stores open at end of period	781	714	770

Comparable store sales decrease (a)	(2.5)%	N/A	(2.8)%

(a)
For BNC, effective for the first quarter of Fiscal 2017, comparable store sales includes sales from stores that have been open for an entire fiscal year period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis. We believe the current comparable store sales calculation method better reflects the manner in which management views comparable sales, as well as the seasonal nature of our business.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	July 29, 2017	July 30, 2016
Sales:
Product sales and other	94.0%	91.0%
Rental income	6.0	9.0
Total sales	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	83.0	81.7
Rental cost of sales (a)	62.5	64.3
Total cost of sales	81.8	80.2
Gross margin	18.2	19.8
Selling and administrative expenses	27.9	35.1
Depreciation and amortization expense	4.2	5.4
Restructuring and other charges	1.5	0.7
Transaction costs	0.2	0.6
Operating loss	(15.6)%	(22.0)%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.
Results of Operations - 13 weeks ended July 29, 2017 compared with the 13 weeks ended July 30, 2016

	13 weeks ended, July 29, 2017				13 weeks ended
Dollars in thousands	BNC	MBS (a)	Eliminations	July 29, 2017 (a)	July 30, 2016
Sales:
Product sales and other	$229,543	$139,026	$(34,067)	$334,502	$217,736
Rental income	20,434	775	—	21,209	21,501
Total sales	249,977	139,801	(34,067)	355,711	239,237
Cost of sales:
Product and other cost of sales	188,396	111,799	(22,454)	277,741	177,994
Rental cost of sales	12,844	413	—	13,257	13,830
Total cost of sales	201,240	112,212	(22,454)	290,998	191,824
Gross profit	48,737	27,589	(11,613)	64,713	47,413
Selling and administrative expenses	85,642	13,768	—	99,410	83,937
Depreciation and amortization expense	13,382	1,635	—	15,017	12,921
Restructuring and other charges	5,236	—	—	5,236	1,790
Transaction costs	589	—	—	589	1,527
Operating (loss) income	$(56,112)	$12,186	$(11,613)	$(55,539)	$(52,762)

(a)
On February 27, 2017, we acquired MBS. The results of operations for the 13 weeks ended July 29, 2017 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the 13 weeks ended July 30, 2016 exclude the financial results of MBS.

Sales
The following table summarizes our sales for the 13 weeks ended July 29, 2017 and July 30, 2016:

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016%
Product sales and other	$334,502	$217,736	53.6%
Rental income	21,209	21,501	(1.4)%
Total Sales	$355,711	$239,237	48.7%
Our sales increased $116.5 million, or 48.7%, to $355.7 million during the 13 weeks ended July 29, 2017 from $239.2 million during the 13 weeks ended July 30, 2016. The components of the variances are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 29, 2017	July 30, 2016
MBS Sales (a)
Wholesale	$92.5	$—
Direct	47.3	—
MBS Sales subtotal:	$139.8	$—
BNC Sales
New stores	$15.4	$8.5
Closed stores	(2.3)	(1.8)
Comparable stores	(5.5)	(6.2)
Textbook rental deferral	1.3	1.4
Service revenue (b)	1.9	0.1
Other (c)	(0.1)	(1.8)
BNC Sales subtotal:	$10.7	$0.2
Eliminations (d)	$(34.0)	$—
Total sales variance	$116.5	$0.2

(a)
Represents sales for MBS for the 13 weeks ended July 29, 2017. MBS’s business is highly seasonal. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. MBS has significantly lower operating profit or operating loss realized during the fourth quarter.

(b)	Service revenue includes Promoversity, LoudCloud, brand partnerships, shipping and handling and revenue from other programs.

(c)	Other includes certain adjusting items related to return reserves and other deferred items.

(d)
Eliminates MBS sales to BNC and BNC commissions earned from MBS. See Part I - Item 1. Financial Statements - Note 5. Segment Reporting of this Form 10-Q for a discussion of intercompany activities and eliminations.

Rental income for BNC for the 13 weeks ended July 29, 2017 decreased by $1.1 million, or 5.0%. For the 13 weeks ended July 29, 2017, rental income for BNC was impacted by an increase in the recognition of our previously deferred rental revenue of $1.3 million and decreased rental activity. Excluding the impact of the deferred revenue, rental income decreased by $2.4 million, or 15.6%.
BNC added 24 new stores and closed 12 stores during the 13 weeks ended July 29, 2017, ending the period with a total of 781 stores.

Comparable store sales variances for BNC by category for the 13 week period are as follows:

Comparable Store Sales variances for BNC	13 weeks ended
Dollars in millions	July 29, 2017		July 30, 2016
Textbooks	$(8.4)	(8.5)%	$(6.9)	(6.8)%
General Merchandise	3.6	3.3%	1.6	1.6%
Trade Books	(0.7)	(5.4)%	(0.6)	(4.7)%
Other	—	—%	(0.3)	(89.3)%
Total Comparable Store Sales	$(5.5)	(2.5)%	$(6.2)	(2.8)%
Comparable store sales for BNC decreased for the 13 week sales periods. Comparable store sales were negatively impacted primarily by lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.
Textbook revenue for BNC for the 13 weeks ended July 29, 2017 decreased primarily due to lower new and used textbook sales and rentals, while eTextbook revenue increased. General merchandise sales for BNC increased for the 13 weeks ended July 29, 2017 primarily due to higher emblematic apparel and graduation products sales, partially offset by a decrease in convenience and computer product sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 81.8% during the 13 weeks ended July 29, 2017 compared to 80.2% during the 13 weeks ended July 30, 2016. Our gross margin increased by $17.3 million, or 36.5%, to $64.7 million, or 18.2% of sales, during the 13 weeks ended July 29, 2017 from $47.4 million, or 19.8% of sales, during the 13 weeks ended July 30, 2016. The cost of sales elimination of $22.5 million represents the elimination of intercompany profit in ending inventory.
The cost of sales and gross margin for MBS was $112.2 million or 80.3% of sales and $27.6 million or 19.7% of sales, respectively, during the 13 weeks ended July 29, 2017. The MBS gross margin as a percentage of sales is impacted by the seasonality of their business. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. For the first quarter, the margin impact was primarily due to certain fixed warehouse facility and operation costs, as well as the incremental cost of sales of $2.2 million during the 13 weeks ended Jul 29, 2017 related to recording MBS inventory at fair value as of the acquisition date. The non-cash fair value inventory adjustment of $3.7 million for MBS will be recognized over six months from the date of acquisition and is allocated based on monthly sales. Excluding the $2.2 million inventory fair value amortization, cost of sales and gross margin for MBS was $110.0 million or 78.7% of sales and $29.8 million or 21.3% of sales, respectively, during the 13 weeks ended July 29, 2017.
The following table summarizes the BNC cost of sales for the 13 weeks ended July 29, 2017 and July 30, 2016:

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Related Sales	July 30, 2016	% of Related Sales
Product and other cost of sales	$188,396	82.1%	$177,994	81.7%
Rental cost of sales	12,844	62.9%	13,830	64.3%
Total Cost of Sales	$201,240	80.5%	$191,824	80.2%
The following table summarizes the BNC gross margin for the 13 weeks ended July 29, 2017 and July 30, 2016:

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Related Sales	July 30, 2016	% of Related Sales
Product and other gross margin	$41,147	17.9%	$39,742	18.3%
Rental gross margin	7,590	37.1%	7,671	35.7%
Gross Margin	$48,737	19.5%	$47,413	19.8%

For the 13 weeks ended July 29, 2017, the BNC gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (35 basis points), driven primarily by lower margin rates (135 basis points) related to increased markdowns on textbooks. This decrease was partially offset by a favorable sales mix (75 basis points) resulting from higher margin general merchandise sales and lower costs related to our college and university contracts (25 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (145 basis points), driven primarily by higher rental margin rates (300 basis points), partially offset by increased costs (in relation to total rental sales) related to our college and university contracts (145 basis points) resulting from contract renewals and new store contracts and an unfavorable rental mix (10 basis points).

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
Total Selling and Administrative Expenses	$99,410	27.9%	$83,937	35.1%
During the 13 weeks ended July 29, 2017, selling and administrative expenses increased by $15.5 million, or 18.4%, to $99.4 million from $83.9 million during the 13 weeks ended July 30, 2016. The increase was primarily due to the selling and administrative expenses for MBS of $13.8 million, which includes a $1.7 million selling and administrative expense allocation from BNC for shared corporate overhead, during the 13 weeks ended July 29, 2017.
BNC's selling and administrative expenses increased by $1.7 million, or 2.0%, to $85.6 million from $83.9 million during the 13 weeks ended July 29, 2017. The increase was primarily due a $2.3 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $13.1 million increase in new store sales (net of closed stores), and a $1.0 million increase in corporate overhead, including digital expenses. These increases were partially offset by a $0.8 million decrease in comparable store payroll and operating expenses and $1.7 million of shared corporate overhead costs allocated to MBS.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
Total Depreciation and Amortization Expense	$15,017	4.2%	$12,921	5.4%
Depreciation and amortization expense increased by $2.1 million, or 16.2%, to $15.0 million during the 13 weeks ended July 29, 2017 from $12.9 million during the 13 weeks ended July 30, 2016. This increase was primarily attributable to incremental depreciation and amortization expense resulting from recording MBS property and equipment and identified intangibles at fair value as of the acquisition date and additional capital expenditures for BNC.
Restructuring and other charges
Restructuring
In Fiscal 2016, in our BNC segment, we implemented a plan to restructure our digital education operations and we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington, which was completed during the first quarter of Fiscal 2017. We recorded restructuring costs of $1.8 million during the 13 weeks ended July 30, 2016.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 13 weeks ended July 29, 2017, we recognized expenses totaling approximately $5.2 million, which is comprised of the liability for the termination and transition payments. For additional information, see Part I - Item 1. Financial Statements - Note 9. Supplementary Information in this Form 10-Q or the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Transaction Costs
Transaction costs were $0.6 million during the 13 weeks ended July 29, 2017 compared to $1.5 million during the 13 weeks ended July 30, 2016. We incur transaction costs for business development and acquisitions. For additional information related to our recent acquisitions, see Part I - Item 1. Financial Statements - Note 4. Acquisitions in this Form 10-Q.

Operating Loss

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
Total Operating Loss	$(55,539)	(15.6)%	$(52,762)	(22.0)%
Our operating loss was $55.5 million during the 13 weeks ended July 29, 2017 compared to operating loss of $52.8 million during the 13 weeks ended July 30, 2016. This increase was due to the matters discussed above. For the 13 weeks ended July 29, 2017, excluding the $2.2 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the CEO separation costs of $5.2 million (recorded in restructuring and other charges) and transaction costs of $0.6 million, all discussed above, operating loss was $47.5 million (or 13.3% of sales). For the 13 weeks ended July 30, 2016, excluding the transaction costs of $1.5 million and restructuring costs and other charges of $1.8 million, discussed above, operating loss was $49.4 million (or 20.7% of sales) during the 13 weeks ended July 30, 2016.
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Interest Expense, Net	$3,038	$666
Net interest expense increased by $2.4 million to $3.0 million during the 13 weeks ended July 29, 2017 from $0.6 million during the 13 weeks ended July 30, 2016 primarily due to increased borrowings under the Credit Facility and the FILO Facility (which as entered into during Fiscal 2017).
Income Tax Expense (Benefit)

	13 weeks ended
Dollars in thousands	July 29, 2017	Effective Rate	July 30, 2016	Effective Rate
Income Tax Expense (Benefit)	$(23,794)	40.6%	$(25,512)	47.8%
We recorded an income tax benefit of $(23.8) million on pre-tax loss $(58.6) million of during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 40.6% and an income tax benefit of $(25.5) million on pre-tax loss of $(53.4) million during the 13 weeks ended July 30, 2016, which represented an effective income tax rate of 47.8%. The income tax provision for the 13 weeks ended July 29, 2017 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by income tax credits.
Management expects nondeductible compensation expense for the current fiscal year to be significantly lower compared to the prior fiscal year as components of our executive compensation program now qualify as deductible under Section 162(m) of the Internal Revenue Code.  In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring tax benefits arising from the Spin-Off.  Management does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate either in the current fiscal year or in future fiscal years.
Net Income (Loss)

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Net Income (Loss)	$(34,783)	$(27,916)
As a result of the factors discussed above, we reported net loss of $34.8 million during the 13 weeks ended July 29, 2017, compared with a net loss of $27.9 million during the 13 weeks ended July 30, 2016. Adjusted Earnings (non-GAAP) is $(29.8) million during the 13 weeks ended July 29, 2017, compared with $(25.9) million during the 13 weeks ended July 30, 2016. See Adjusted Earnings (non-GAAP) discussion below.

Use of Non-GAAP Measures - Adjusted Earnings and Adjusted EBITDA
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for additional items and subtracted from or added to net income. We define Adjusted Earnings as net income as adjusted for additional items and subtracted from or added to net income.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Net loss	$(34,783)	$(27,916)
Reconciling items, after-tax (below)	5,006	2,031
Adjusted Earnings (non-GAAP) (a)	$(29,777)	$(25,885)

Reconciling items, pre-tax
Inventory valuation amortization (MBS) (non-cash) (a)	$2,248	$—
Restructuring and other charges (a)	5,236	1,790
Transaction costs (a)	589	1,527
Reconciling items, pre-tax	8,073	3,317
Less: Pro forma income tax impact (b)	3,067	1,286
Reconciling items, after-tax	$5,006	$2,031

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Net loss	$(34,783)	$(27,916)
Add:
Depreciation and amortization expense	15,017	12,921
Interest expense, net	3,038	666
Income tax benefit	(23,794)	(25,512)
Inventory valuation amortization (MBS) (non-cash) (a)	2,248	—
Restructuring and other charges (a)	5,236	1,790
Transaction costs (a)	589	1,527
Adjusted EBITDA (non-GAAP) (a)	$(32,449)	$(36,524)

(a)	See Management Discussion and Analysis - Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 weeks ended July 29, 2017. Prior to the acquisition of MBS on February 27, 2017, we had only one reportable segment.

Adjusted EBITDA - by Segment	13 weeks ended, July 29, 2017
Dollars in thousands	BNC	MBS	Elimination (a)	Total
Sales	$249,977	$139,801	$(34,067)	$355,711
Cost of sales (MBS excludes $2,248 related to inventory fair value amortization) (a)	201,240	109,964	(22,454)	288,750
Gross profit	48,737	29,837	(11,613)	66,961
Selling and administrative expenses	85,642	13,768	—	99,410
Adjusted EBITDA (non-GAAP)	$(36,905)	$16,069	$(11,613)	$(32,449)
(a) See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit agreement and short-term vendor financing. As of July 29, 2017, we had a total of $220.1 million of outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Cash, cash equivalents, and restricted cash at beginning of period	$21,697	$30,866
Net cash flows used in operating activities	(55,970)	(25,208)
Net cash flows used in investing activities	(9,341)	(12,848)
Net cash flows provided by financing activities	60,500	18,394
Cash, cash equivalents, and restricted cash at beginning of period	$16,886	$11,204
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
Cash flows used in operating activities during the 13 weeks ended July 29, 2017 were $(56.0) million compared to cash flows used in operating activities of $(25.2) million during the 13 weeks ended July 30, 2016. This increase of $30.8 million was primarily due to the changes in working capital and changes in deferred tax balances.
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during the 13 weeks ended July 29, 2017 were $(9.3) million compared to $(12.8) million during the 13 weeks ended July 30, 2016. The decrease is primarily due to the acquisition of Promoversity during the 13 weeks ended July 30, 3016, lower contract costs and higher capital expenditures primarily for MBS and contractual capital investments associated with renewing existing contracts, and new store construction. Capital expenditures totaled $7.9 million and $6.2 million during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended July 29, 2017 were $60.5 million compared $18.4 million during the 13 weeks ended July 30, 2016. This net change of $42.1 is primarily due to increased net borrowings under the credit agreement of $35.5 million (primarily to fund acquisitions), and decreased payments for common stock repurchased of $6.6 million during the 13 weeks ended July 29, 2017.
Financing Arrangements
On August 3, 2015, we and certain of our subsidiaries, entered into a credit agreement (the “Credit Agreement”) under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “Credit Facility”). The Company has the option to request an increase in commitments under the Credit Facility of up to $100.0 million, subject to certain restrictions. On February 27, 2017, in connection with the acquisition of MBS, we amended our existing Credit Agreement to add a new $100 million incremental first in, last out seasonal loan facility (the “FILO Facility”).
During the 13 weeks ended July 29, 2017, we borrowed $110.3 million and repaid $49.8 million under the Credit Agreement, for a net total of $220.1 million of outstanding borrowings as of July 29, 2017, comprised of outstanding borrowings of $120.1 million and $100.0 million under the Credit Facility and FILO Facility, respectively. As of July 29, 2017, we have issued $4.3 million in letters of credit under the facility. During the 13 weeks ended July 30, 2016, we borrowed $25.9 million and repaid $0.9 million under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 29, 2017.
We believe that our future cash from operations, access to borrowings under the Credit Agreement and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
Income Tax Implications on Liquidity
As of July 29, 2017, other long-term liabilities includes $77.1 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and inventory levels. Management believes it is remote that the long-term tax payable associated with the LIFO reserve will be payable or will result in a cash tax payment in the foreseeable future, assuming that the historical CPI and inventory trends continue and LIFO will continue to be an acceptable inventory method for tax purposes.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 29, 2017, we did not repurchase of our common stock. As of July 29, 2017, approximately $26.7 million remains available under the stock repurchase program.

Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 29, 2017.
Off-Balance Sheet Arrangements
As of July 29, 2017, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 29, 2017.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 3. Recent Accounting Pronouncements of this Form 10-Q for information related to new accounting pronouncements.
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains certain“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us and our business that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•	general competitive conditions, including actions our competitors may take to grow their businesses;

•	a decline in college enrollment or decreased funding available for students;

•	decisions by colleges and universities to outsource their physical and/or online bookstore operations or change the operation of their bookstores;

•	the general economic environment and consumer spending patterns;

•	decreased consumer demand for our products, low growth or declining sales;

•	our ability to continue to successfully integrate the operations of MBS Textbook Exchange, LLC into our Company;

•	the strategic objectives, anticipated synergies, and/or other expected potential benefits of various acquisitions may not be fully realized or may take longer than expected;

•	the integration of MBS Textbook Exchange, LLC’s operations into our own may also increase the risk of our internal controls being found ineffective;

•	risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;

•	implementation of our digital strategy may not result in the expected growth in our digital sales and/or profitability;

•	risk that digital sales growth does not exceed the rate of investment spend;

•
the performance of our online, digital and other initiatives, integration of and deployment of, additional products and services including new digital channels, and enhancements to higher education digital products, and the inability to achieve the expected cost savings;

•	our ability to successfully implement our strategic initiatives including our ability to identify, compete for and execute upon additional acquisitions and strategic investments;

•	technological changes;

•	risks associated with counterfeit and piracy of digital and print materials;

•	our international operations could result in additional risks;

•	our ability to attract and retain employees;

•	changes to purchase or rental general terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;

•	disruptions to our information technology systems, infrastructure and data due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;

•	disruption of or interference with third party web service providers and our own proprietary technology;

•	work stoppages or increases in labor costs;

•	the risk of price reduction or change in format of course materials by publishers, which could negatively impact revenues and margin;

•	possible increases in shipping rates or interruptions in shipping service;

•	product shortages, including risks associated with merchandise sourced indirectly from outside the United States;

•	changes in law or regulation;

•	enactment of laws which may restrict or prohibit our use of emails or similar marketing activities;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the year ended April 29, 2017.
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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended April 29, 2017.
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
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than changes in controls that may be required as a result of the integration of MBS Textbook Exchange, LLC into the Company's internal controls.

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
On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. The Court heard oral argument on September 28, 2015 on the post-trial motions on the jury’s infringement and validity determinations. On February 24, 2016, the Court issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent and ordered a new trial on damages with respect to ‘703 patent since the original damages award was a total award for both the ‘501 patent and the ‘703 patent. The court held a trial on June 23-24 and July 15, 2016 to determine the damage award related to the '703 patent. The Court awarded Adrea $266,832 for B&N’s non-willful infringement of the ‘703 patent. By order dated January 12, 2017, the Court granted Adrea $3,000 in prejudgment interest; initially final judgment was entered against defendants in the total amount of $269,832. On February 2, 2017, Adrea filed a motion for supplemental damages seeking royalties on all Nook devices sold through the date of final judgment and for an ongoing royalty with respect to post-final judgment sales. B&N filed its responsive brief on February 16, 2017. On March 22, 2017, the court awarded $12,606 in supplemental damages on old devices only. On April 5, 2017, Adrea re-filed its Bill of Costs seeking to recover costs as the prevailing party. There has been no appeal by either party on the merits and the Court has issued final judgment in the amount of $282,438, plus post-judgment interest (all totaling $283,576), which been paid in full. Litigation continues with respect to the award of costs to the plaintiff in the amount of $45,228.
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 29, 2017 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of July 29, 2017 with respect to shares of common stock we purchased during the first quarter of Fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2017 - May 27, 2017	—	$—	—	$26,669,324
May 28, 2017 - July 1, 2017	—	$—	—	$26,669,324
July 2, 2017 - July 29, 2017	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 29, 2017, we did not repurchase shares of our common stock.
Item 6.    Exhibits

10.1
Retirement Letter Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc., Barnes & Noble College Booksellers, LLC and Max J. Roberts, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.2
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

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
Seema Paul
Chief Accounting Officer
(principal accounting officer)
August 30, 2017

EXHIBIT INDEX

10.1
Retirement Letter Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc., Barnes & Noble College Booksellers, LLC and Max J. Roberts, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.2
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

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