Form 10-Q
period 2017-10-28
Barnes & Noble Education, Inc.
filed 2017-12-05
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2017, 46,914,248 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

Effective with the acquisition of MBS Textbook Exchange, LLC ("MBS") on February 27, 2017, we determined that we have two reportable segments: Barnes & Noble College Booksellers, LLC ("BNC") and MBS, whereas BNC was previously our only reportable segment prior to the acquisition. The condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of MBS.
On August 3, 2017, we acquired Student Brands, LLC ("Student Brands"), a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands in the BNC segment from the date of acquisition, August 3, 2017, and the condensed consolidated financial statements for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of Student Brands.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 28, 2017

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales:
Product sales and other	$817,825	$697,927	$1,152,327	$915,663
Rental income	69,036	72,744	90,245	94,245
Total sales	886,861	770,671	1,242,572	1,009,908
Cost of sales:
Product and other cost of sales	628,839	554,498	906,580	732,492
Rental cost of sales	41,464	44,659	54,721	58,489
Total cost of sales	670,303	599,157	961,301	790,981
Gross profit	216,558	171,514	281,271	218,927
Selling and administrative expenses	115,148	101,123	214,558	185,060
Depreciation and amortization expense	16,704	12,987	31,721	25,908
Restructuring and other charges	193	—	5,429	1,790
Transaction costs	1,257	644	1,846	2,171
Operating income	83,256	56,760	27,717	3,998
Interest expense, net	1,836	630	4,874	1,296
Income before income taxes	81,420	56,130	22,843	2,702
Income tax expense	33,025	26,841	9,231	1,329
Net income	$48,395	$29,289	$13,612	$1,373

Earnings per share of common stock:
Basic	$1.04	$0.63	$0.29	$0.03
Diluted	$1.03	$0.63	$0.29	$0.03
Weighted average shares of common stock outstanding:
Basic	46,705	46,170	46,611	46,259
Diluted	47,006	46,593	47,144	46,652
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 28, 2017	October 29, 2016	April 29, 2017
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,494	$176,578	$19,003
Receivables, net	153,646	93,250	86,040
Merchandise inventories, net	515,574	401,338	434,064
Textbook rental inventories	78,062	86,704	52,826
Prepaid expenses and other current assets	13,352	8,083	10,698
Total current assets	778,128	765,953	602,631
Property and equipment, net	115,318	108,499	116,613
Intangible assets, net	229,498	194,562	209,885
Goodwill	362,412	281,350	329,467
Other noncurrent assets	41,885	38,226	41,236
Total assets	$1,527,241	$1,388,590	$1,299,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$458,833	$439,746	$192,742
Accrued liabilities	184,283	140,779	120,478
Short-term borrowings	—	—	100,000
Total current liabilities	643,116	580,525	413,220
Long-term deferred taxes, net	16,187	25,743	16,871
Other long-term liabilities	96,294	75,962	96,433
Long-term borrowings	41,800	—	59,600
Total liabilities	797,397	682,230	586,124
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 50,028, 48,972 and 49,372 shares, respectively; outstanding, 46,914, 46,276 and 46,517 shares, respectively	500	490	494
Additional paid-in capital	713,018	703,966	708,871
Retained earnings	45,975	28,375	32,363
Treasury stock, at cost	(29,649)	(26,471)	(28,020)
Total stockholders' equity	729,844	706,360	713,708
Total liabilities and stockholders' equity	$1,527,241	$1,388,590	$1,299,832
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$13,612	$1,373
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	31,721	25,908
Amortization of deferred financing costs	751	325
Deferred taxes	(684)	(4,122)
Stock-based compensation expense	4,153	4,458
Change in other long-term liabilities	(426)	582
Changes in other operating assets and liabilities, net	150,493	150,805
Net cash flows provided by operating activities	199,620	179,329
Cash flows from investing activities:
Purchases of property and equipment	(22,422)	(17,470)
Acquisition of business, net of cash acquired	(58,259)	(917)
Net increase in other noncurrent assets	(1,018)	(5,076)
Net cash flows used in investing activities	(81,699)	(23,463)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	225,400	47,400
Repayments of borrowings under Credit Agreement	(343,200)	(47,400)
Purchase of treasury shares	(1,629)	(7,856)
Net cash flows used in financing activities	(119,429)	(7,856)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,508)	148,010
Cash, cash equivalents and restricted cash at beginning of period	21,697	30,866
Cash, cash equivalents and restricted cash at end of period	$20,189	$178,876
Changes in other operating assets and liabilities, net:
Receivables, net	$(67,256)	$(41,794)
Merchandise inventories	(81,510)	(88,591)
Textbook rental inventories	(25,236)	(38,944)
Prepaid expenses and other current assets	(2,157)	(1,532)
Accounts payable and accrued liabilities	326,652	321,666
Changes in other operating assets and liabilities, net	$150,493	$150,805
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,513	$27,002	1,890	$(18,615)	$708,386
Stock-based compensation expense			4,457				4,457
Vested equity awards	327	4	(4)				—
Common stock repurchased					689	(6,718)	(6,718)
Shares repurchased for tax withholdings for vested stock awards					117	(1,138)	(1,138)
Net income				1,373			1,373
Balance at October 29, 2016	48,972	$490	$703,966	$28,375	2,696	$(26,471)	$706,360

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			4,153				4,153
Vested equity awards	656	6	(6)				—
Shares repurchased for tax withholdings for vested stock awards					259	(1,629)	(1,629)
Net income				13,612			13,612
Balance at October 28, 2017	50,028	$500	$713,018	$45,975	3,114	$(29,649)	$729,844

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)
Unless the context otherwise indicates, references to “we,” “us,” “our”, and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” or "BNC" refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC, a Delaware corporation.
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 29, 2017, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015 (Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively) and the unaudited condensed consolidated financial statements in our Form 10-Q for the 13 weeks ended July 29, 2017.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,483 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. We have two reportable segments: BNC and MBS.
BNC operates 777 physical campus bookstores as of October 28, 2017, the majority of which also have school-branded e-commerce sites operated by BNC. Our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, café offerings, convenience food and beverages, and graduation products. BNC product offerings also include a suite of digital content, software, and services through our LoudCloud platform, such as predictive analytics, a variety of open educational resources ("OER") courseware, and competency-based learning solutions and a learning management system. Additionally, through Student Brands, LLC, a leading direct-to-student subscription-based writing services business, BNC offers services focused on study tools, writing help, and literary research, all centered around assisting students with the writing process.
Our MBS subsidiary operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses and private/parochial K-12 schools. MBS Direct operates 706 virtual bookstores as of October 28, 2017, offering new and used print and digital textbooks, which are available for sale or rent. Additionally, MBS Direct sells textbooks directly to students through textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 777 campus bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

On August 3, 2017, we acquired Student Brands, LLC ("Student Brands"). Student Brands operates multiple direct-to-student businesses focused on Study Tools, Writing Help, and Literary Research, all centered around assisting students with the writing process. Student Brands has a substantial and growing community of online learners, with over 20 million unique monthly users across its digital properties, which include123HelpMe.com, Bartleby.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the Content Brain. The Content Brain sifts through millions of pieces of content and provides the best answer for virtually any assignment a student is tackling. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements.
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
The condensed consolidated financial statements are presented on a consolidated basis for the 13 and 26 weeks ended October 28, 2017 and include the financial results of MBS (which was acquired on February 27, 2017) and Student Brands (which was acquired on August 3, 2017). All material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of MBS and Student Brands.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our retail business (BNC and MBS Direct) sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Sales attributable to the MBS wholesale business are generally highest in our first, second and third quarter as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. MBS has significantly lower operating profit or operating loss realized during the fourth quarter. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 28, 2017 are not indicative of the results expected for the 52 weeks ending April 28, 2018 (Fiscal 2018).
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

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
We provide direct-to-student subscription-based writing services. Subscription revenue is deferred and recognized over the service period. The majority of subscriptions sold are one month in duration.
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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as executive oversight, merchandising, field support, finance, human resources, benefits, training, legal, and information technology, as well as our investments in our digital platform and subscription-based services.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying condensed consolidated balance sheets. As of October 28, 2017, we had $362,412 of goodwill.
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
As of the date of our Fiscal 2017 annual goodwill impairment test, the excess fair value over carrying value was approximately 5%. Goodwill is subject to further risk of impairment if comparable store sales decline, store closings accelerate or digital projections fall short of expectations. Additionally, changes in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill. For additional information related to key assumptions used in our testing, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 29, 2017.
As disclosed in Note 3. Recent Accounting Pronouncements, we have elected to early adopt the guidance of ASU 2017-04 for our forthcoming Fiscal 2018 annual goodwill impairment test. Subsequent to the early adoption of ASU 2017-04, Step 2 of the goodwill impairment test has been eliminated and, if required, an impairment charge would be recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit.
Income Taxes
As of October 28, 2017, other long-term liabilities includes $77,051 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and inventory levels. Given recent trends relating to the pricing and rental of textbooks, management believes that a portion of the long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. The LIFO reserve is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Note 3. Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the test for Goodwill Impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis. We are required to adopt this standard in the first quarter of Fiscal 2021 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt this standard in the second quarter of Fiscal 2018.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 4. Acquisitions
Student Brands, LLC
On August 3, 2017, we acquired 100% of the equity interests of Student Brands. Student Brands operates multiple direct-to-student businesses focused on Study Tools, Writing Help, and Literary Research, all centered around assisting students with the writing process.
We completed the purchase for cash consideration of $61,997, including cash acquired of $4,626, and the transaction was funded from cash on-hand and availability under our existing Credit Agreement. We are still in the process of valuing the assets acquired and liabilities assumed; thus, allocation of the acquisition consideration is subject to change and considered preliminary. The preliminary purchase price was allocated primarily as follows: $28,300 intangible assets, $1,593 acquired working capital and $31,782 goodwill. This acquisition is not material to our consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business. Identified intangible assets include the following:

Type of Intangible	Amount	Estimated Useful Life
Content	$14,500	5
Technology	8,000	5
Non-Compete Agreements	4,000	3
Subscriber List	1,800	2
Total Intangibles:	$28,300
MBS Textbook Exchange, LLC
On February 27, 2017, we completed the purchase of all issued and outstanding units of MBS Textbook Exchange, LLC. MBS operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores, operating 706 virtual bookstores for college and university campuses and private/parochial K-12 schools as of October 28, 2017. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 777 campus bookstores. Refer to Note 1. Organization of this Form 10-Q for additional information about MBS.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

We acquired 100% of the equity interests of MBS for cash consideration of $187,862, including cash and restricted cash acquired of $1,171, and the acquisition was financed with cash from operations as well as proceeds from our existing credit facility. During the 13 weeks ended October 28, 2017, we finalized the valuation and recorded adjustments to the acquired liabilities which resulted in an increase to goodwill of $1,163. These adjustments were related to a final reconciliation of the pre-acquisition tax liability due to the seller of $888 under the purchase agreement, as well as a net $275 increase in other long-term liabilities.
The following is a summary of consideration paid for the acquisition:

Cash paid to Seller or escrow	$165,499
Consideration to Seller for pre-closing costs	4,657
Cash paid for Seller closing costs	4,044
Contract purchase price	$174,200
Consideration for payment to settle Seller's outstanding short-term borrowings	24,437
Consideration for reimbursement of pre-acquisition tax liability to Seller	15,556
Less: Consideration to Seller for pre-closing costs	(4,657)
Less: Consideration for settlement of pre-existing payable to Seller	(21,674)
Total value of consideration transferred	$187,862

The following is a summary of the fair values of the net assets acquired:

Total consideration transferred	$187,862
Cash and cash equivalents	$472
Accounts receivable, net	28,177
Merchandise inventory	128,431
Property and equipment	12,403
Intangible assets	21,576
Prepaid and other assets	4,748
Total assets	$195,807
Accounts payable	$35,383
Accrued expenses	8,799
Other long-term liabilities	13,044
Total liabilities	$57,226
Net assets acquired	$138,581
Goodwill	$49,281
Identified intangible assets include the following:

Type of Intangible	Amount	Estimated Useful Life
Favorable Lease	$1,076	6.5
Trade Name	3,500	10
Technology	1,500	3
Book Store Relationship	13,000	13
Direct Customer Relationship	2,000	15
Non-Compete Agreements	500	3
Total Intangibles:	$21,576

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Segment Reporting
We identified our segments based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. Effective with the acquisition of MBS on February 27, 2017, we have determined that we operate two reportable segments: BNC and MBS. Prior to the acquisition of MBS, BNC was our only reportable segment. Our international operations are not material and the majority of the revenue and total assets are within the United States. For a description of the BNC and MBS businesses, refer to Note 1. Organization of this Form 10-Q.
The condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The eliminations are primarily related to the following intercompany activities:

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

Intercompany Eliminations
Sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS. Cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period. Gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales:
BNC	$761,787	$770,671	$1,011,764	$1,009,908
MBS	134,851	—	274,652	—
Elimination	(9,777)	—	(43,844)	—
Total Sales	$886,861	$770,671	$1,242,572	$1,009,908

Gross Profit
BNC	$171,725	$171,514	$220,462	$218,927
MBS	33,175	—	60,764	—
Elimination	11,658	—	45	—
Total Gross Profit	$216,558	$171,514	$281,271	$218,927

Depreciation and Amortization
BNC	$15,086	$12,987	$28,468	$25,908
MBS	1,618	—	3,253	—
Total Depreciation and Amortization	$16,704	$12,987	$31,721	$25,908

Operating Income
BNC (a),(b)	$55,062	$56,760	$(1,050)	$3,998
MBS	16,536	—	28,722	—
Elimination	11,658	—	45	—
Total Operating Income	$83,256	$56,760	$27,717	$3,998

The following is a reconciliation of segment Operating Income to consolidated Income Before Income Taxes:
Total Operating Income	$83,256	$56,760	$27,717	$3,998
Interest Expense, net	(1,836)	(630)	(4,874)	(1,296)
Total Income Before Income Taxes	$81,420	$56,130	$22,843	$2,702

(a) During the 26 weeks ended October 28, 2017, we recognized expenses totaling approximately $5,361 related to the resignation of Mr. Max J. Roberts as Chief Executive Officer of the Company and the appointment of Mr. Michael P. Huseby to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. For additional information, refer to Note 9. Supplemental Information - Restructuring and Other Charges of this Form 10-Q.
(b) On August 3, 2017, we acquired Student Brands, LLC, a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands in the BNC segment from the date of acquisition, August 3, 2017, and the condensed consolidated financial statements for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of Student Brands.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

During the 26 weeks ended October 28, 2017, we did not repurchase shares of our common stock. As of October 28, 2017, approximately $26,669 remains available under the stock repurchase program.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 and 26 weeks ended October 28, 2017, average shares of 918 and 506 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator for basic and diluted earnings per share:
Net income	$48,395	$29,289	$13,612	$1,373
Less allocation of earnings to participating securities	(16)	(19)	(4)	(1)
Net income available to common shareholders	$48,379	$29,270	$13,608	$1,372

Numerator for diluted earnings per share:
Net income available to common shareholders	$48,379	$29,270	$13,608	$1,372
Allocation of earnings to participating securities	16	19	4	1
Less diluted allocation of earnings to participating securities	(16)	(19)	(4)	(1)
Net income available to common shareholders	$48,379	$29,270	$13,608	$1,372

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	46,705	46,170	46,611	46,259

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	46,705	46,170	46,611	46,259
Average dilutive restricted stock units	162	364	389	339
Average dilutive performance shares	113	35	127	24
Average dilutive restricted shares	7	24	8	30
Average dilutive performance share units	19	—	9	—
Average dilutive options	—	—	—	—
Diluted weighted average shares of Common Stock	47,006	46,593	47,144	46,652

Earnings per share of Common Stock:
Basic	$1.04	$0.63	$0.29	$0.03
Diluted	$1.03	$0.63	$0.29	$0.03

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
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
During the 26 weeks ended October 28, 2017, we borrowed $225,400 and repaid $343,200 under the Credit Agreement, for a net total of $41,800 of outstanding borrowings as of October 28, 2017, comprised of outstanding borrowings of $41,800 and $0 under the Credit Facility and FILO Facility, respectively. As of October 28, 2017, we have issued $4,759 in letters of credit under the Credit Facility.
Note 9. Supplementary Information
Restructuring and other charges
Restructuring
In Fiscal 2016, we implemented a plan to restructure our digital education operations which was completed in the first quarter of Fiscal 2017, and was primarily comprised of costs related to employee matters. We recorded restructuring costs of $68 and $1,790 during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. Pursuant to the terms of the Retirement Letter Agreement, Mr. Roberts received an aggregate payment of approximately $4,424, comprised of salary, bonus and benefits. In addition, the Company paid Mr. Roberts and Mr. Huseby a one-time cash transition payment of approximately $562 and $250, respectively, at the time of the transition. During the 26 weeks ended October 28, 2017, we recognized expenses totaling approximately $5,361, which is comprised of the severance and transition payments. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
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
Summary of Transactions with Barnes & Noble, Inc.
During the 13 weeks ended October 28, 2017 and October 29, 2016, we were billed $8,195 and $7,928, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales, and selling and administrative expenses in the condensed consolidated statement of operations.
During the 26 weeks ended October 28, 2017 and October 29, 2016, we were billed $15,023 and $16,141, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales, and selling and administrative expenses in the condensed consolidated statement of operations.
As of October 28, 2017 and October 29, 2016, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above of $9,619 and $8,951 were included in accounts payable in the condensed consolidated balance sheets, respectively.
Note 11. Related Party Transactions
Prior to the acquisition of MBS on February 27, 2017, MBS was considered a related-party as it was majority-owned by Leonard Riggio, who is a principal owner holding a substantial percentage of shares of our common stock, and other members of the Riggio family.
Prior to the acquisition (as discussed in Note 4. Acquisitions of this Form 10Q), we had a long-term supply agreement (“Supply Agreement”) with MBS, under which and subject to availability and competitive terms and conditions, we purchased new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. During the 13 and 26 weeks ended October 29, 2016, total net purchases from MBS were $15,034 and $70,039, respectively. Additionally, the Supply Agreement provided that we may sell to MBS certain textbooks that we cannot return to suppliers or use in our stores. MBS paid us commissions based on the volume of these textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on our behalf. During the 13 and 26 weeks ended October 29, 2016, MBS paid us $2,055 and $3,925, respectively, related to these commissions. In addition, the Supply Agreement contained restrictive covenants that limited our ability to become a used textbook wholesaler and that placed certain limitations on MBS’s business activities. We also previously entered into an agreement with MBS pursuant to which MBS purchased books, which have no resale value for a flat rate per box, from us. During the 13 and 26 weeks ended October 29, 2016, total sales to MBS under this program were $111 and $165, respectively. Total outstanding amounts payable to MBS for all arrangements net of any amounts due was $85,054 as of October 29, 2016.
Subsequent to the acquisition, the condensed consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation.
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. For additional information, see Note 4. Acquisitions of this Form 10Q. Rent payments to MBS Realty Partners L.P. were approximately $345 and $690 during the 13 and 26 weeks ended October 28, 2017, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Note 12. Employee Benefit Plans
BNC
BNC has a defined contribution plan for its employees ("Savings Plan"). BNC is responsible for employer contributions to the Savings Plan and to fund the contributions directly. Total contributions charged to employee benefit expenses for this plan was $998 and $991 during the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $2,209 and $2,240 during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively.
MBS
MBS maintains a defined contribution and profit sharing plan ("Profit Sharing Plan") covering substantially all full-time employees of MBS. MBS transfers employee contributions to the account balances of their employees and is responsible to fund the employer contributions directly. Total employee benefit expenses for the Profit Sharing Plan was $767 and $1,555 during the 13 and 26 weeks ended October 28, 2017, respectively.
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
During the 26 weeks ended October 28, 2017, we granted the following awards:

•
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

•	1,562,110 RSU awards were granted to employees with a three year vesting period in accordance with the Equity Incentive Plan;

•
78,816 RSU awards and 19,704 RS awards were granted to the current Board of Directors ("BOD") members for annual compensation with a one year vesting period in accordance with the Equity Incentive Plan.

We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Restricted stock expense	$30	$70	$60	$220
Restricted stock units expense (a)	2,140	2,282	4,040	3,878
Performance shares expense (b)	(265)	216	(333)	360
Performance share units expense (b)	268	—	386	—
Stock-based compensation expense	$2,173	$2,568	$4,153	$4,458
(a) The stock-based compensation expense for the restricted stock units reflect the forfeiture adjustment for unvested shares related to the CEO transition. See Note 9. Supplementary Information - Restructuring and Other Charges of this Form 10-Q for additional information.
(b) The performance shares and performance share units expenses reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of October 28, 2017 was $20,137 and is expected to be recognized over a weighted-average period of 2.3 years.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016
(Thousands of dollars, except share and per share data)
(unaudited)

Note 14. Income Taxes
We recorded an income tax expense of $33,025 on pre-tax income of $81,420 during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 40.6% and an income tax expense of $26,841 on pre-tax income of $56,130 during the 13 weeks ended October 29, 2016, which represented an effective income tax rate of 47.8%.
We recorded an income tax expense of $9,231 on pre-tax income of $22,843 during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 40.4% and an income tax expense of $1,329 on pre-tax income of $2,702 during the 26 weeks ended October 29, 2016, which represented an effective income tax rate of 49.2%
Management expects nondeductible compensation expense for the current fiscal year to be significantly lower compared to the prior fiscal year as components of our executive compensation program now qualify as deductible under Section 162(m) of the Internal Revenue Code. In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring tax benefits arising from the Spin-Off. Management does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate either in the current fiscal year or in future fiscal years.
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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” or "BNC" refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC, a Delaware corporation.
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,483 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Through LoudCloud, its digital education platform, Barnes & Noble Education offers a suite of digital software, content and services that include predictive analytics, open educational resources ("OER") courseware, competency-based solutions, and a learning management system. Additionally, through Student Brands, LLC, a leading direct-to-student subscription-based writing services business, BNC offers services focused on study tools, writing help, and literary research, all centered around assisting students with the writing process.
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
Acquisition of Student Brands, LLC
On August 3, 2017, we acquired Student Brands. Student Brands is an education technology company that operates multiple direct-to-student businesses focused on Study Tools, Writing Help, and Literary Research, all centered around assisting students with the writing process. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements. Student Brands has over 20 million unique monthly users across its digital properties, which include123HelpMe.com, Bartleby.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Segments
We have two reportable segments: BNC and MBS.
BNC operates 777 physical campus bookstores as of October 28, 2017, the majority of which also have school-branded e-commerce sites operated by BNC, and BNC also includes our digital education operations and subscription-based writing services business. Our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, café offerings, convenience food and beverages, and graduation products. BNC product offerings also include a suite of digital content, software, and services through our LoudCloud platform, such as predictive analytics, a variety of open educational resources ("OER") courseware, and competency-based learning solutions and a learning management system. Additionally, through Student Brands, BNC offers services focused on study tools, writing help, and literary research, all centered around assisting students with the writing process. During the 26 weeks ended October 28, 2017, BNC opened 24 stores, with estimated annual first year sales of $49 million.
Our MBS subsidiary operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses and private/parochial K-12 schools. MBS Direct operates 706 virtual bookstores as of October 28, 2017, offering new and used print and digital textbooks, which are available for sale or rent. Additionally, MBS Direct sells textbooks directly to students through textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 777 campus bookstores. During the 26 weeks ended October 28, 2017, MBS Direct opened 14 stores, with estimated annual first year sales of $3.8 million.
For additional information related to product and platform offerings for BNC and MBS, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 29, 2017.
Trends and Other Factors Affecting Our Business
Current trends and other factors affecting our business include:

•
Overall Economic Environment, College Enrollment and Consumer Spending Patterns: Our business is affected by funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on textbooks and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by existing students. For the 26 weeks ended October 28, 2017, our comparable store sales were impacted by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital. Additionally, comparable store sales declined for textbooks due to lower community college enrollment, increased consumer purchases directly from publishers and other online providers, and general weakness in the retail environment.

•
Supply Chain and Inventory: Since the demand for used and new textbooks has historically been greater than the available supply, our financial results are highly dependent upon MBS Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks on consignment or rental programs which could impact used textbook supplies in the future.

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

•
Retail Environment: BNC general merchandise sales, which are subject to short-term fluctuations driven by the broader retail environment, continue to increase over the long term as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online. During the 26 weeks ended October 28, 2017, our comparable store sales trends improved for general merchandise.

For additional information related to factors affecting our business, see Part I - Item 1. Business - Trends and Other Factors Affecting Our Business in our Annual Report on Form 10-K for the year ended April 29, 2017.

Elements of Results of Operations
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). On February 27, 2017, we acquired MBS Textbook Exchange, LLC and on August 3, 2017 we acquired Student Brands, LLC. The results of operations for the 13 and 26 weeks ended October 28, 2017 include the financial results of both MBS and Student Brands and all material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of MBS and Student Brands.
Our sales are primarily derived from the sale of course materials (which include new and used textbooks and digital textbooks). Our rental income is primarily derived from the rental of physical and digital textbooks. At college and university bookstores which we operate, we sell emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. We also derive revenue from sales related to inventory management, hardware and point-of-sale software and direct-to-student subscription-based writing services.
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization, payroll costs, as well as warehouse costs related to inventory management and order fulfillment, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as executive oversight, merchandising, procurement, field support, finance, human resources, benefits, training, legal, and information technology, as well as our investments in our digital platform and subscription-based writing services.
Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales:
Product sales and other	$817,825	$697,927	$1,152,327	$915,663
Rental income	69,036	72,744	90,245	94,245
Total sales	$886,861	$770,671	$1,242,572	$1,009,908

Net income	$48,395	$29,289	$13,612	$1,373

Adjusted Earnings (non-GAAP) (a)	$49,914	$29,683	$20,137	$3,798

Adjusted EBITDA (non-GAAP) (a)
BNC	$71,598	$70,391	$34,693	$33,867
MBS	19,179	—	35,248	—
Elimination	11,658	—	45	—
Total Adjusted EBITDA (non-GAAP)	$102,435	$70,391	$69,986	$33,867

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

Store Count

	13 weeks ended October 28, 2017		13 weeks ended October 29, 2016
Number of Stores:	BNC Stores	MBS Direct Stores	BNC Stores
Opened	—	4	1
Closed	4	12	—
Opened at end of period	777	706	771

Comparable store sales (a)	(4.4)%	N/A	(3.2)%

	26 weeks ended October 28, 2017		26 weeks ended October 29, 2016
Number of Stores:	BNC Stores	MBS Direct Stores	BNC Stores
Opened	24	14	34
Closed	16	20	14
Opened at end of period	777	706	771

Comparable store sales (a)	(3.9)%	N/A	(3.3)%

(a)
For BNC, effective for the first quarter of Fiscal 2017, comparable store sales includes sales from stores that have been open for an entire fiscal year period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis. We believe the current comparable store sales calculation method better reflects the manner in which management views comparable sales, as well as the seasonal nature of our business. Prior year comparable store sales have been updated to exclude store inventory sales to MBS, which are reflected as intercompany inventory transfers since the acquisition.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales:
Product sales and other	92.2%	90.6%	92.7%	90.7%
Rental income	7.8	9.4	7.3	9.3
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	76.9	79.4	78.7	80.0
Rental cost of sales (a)	60.1	61.4	60.6	62.1
Total cost of sales	75.6	77.7	77.4	78.3
Gross margin	24.4	22.3	22.6	21.7
Selling and administrative expenses	13.0	13.1	17.3	18.3
Depreciation and amortization expense	1.9	1.7	2.6	2.6
Restructuring and other charges	—	—	0.4	0.2
Transaction costs	0.1	0.1	0.1	0.2
Operating Income	9.4%	7.4%	2.2%	0.4%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 26 weeks ended October 28, 2017 compared with the 13 and 26 weeks ended October 29, 2016

	13 weeks ended, October 28, 2017				13 weeks ended
Dollars in thousands	BNC(a)	MBS (b)	Eliminations	October 28, 2017 (a),(b)	October 29, 2016
Sales:
Product sales and other	$694,585	$133,017	$(9,777)	$817,825	$697,927
Rental income	67,202	1,834	—	69,036	72,744
Total sales	761,787	134,851	(9,777)	886,861	770,671
Cost of sales:
Product and other cost of sales	549,625	100,649	(21,435)	628,839	554,498
Rental cost of sales	40,437	1,027	—	41,464	44,659
Total cost of sales	590,062	101,676	(21,435)	670,303	599,157
Gross profit	171,725	33,175	11,658	216,558	171,514
Selling and administrative expenses	100,127	15,021	—	115,148	101,123
Depreciation and amortization expense	15,086	1,618	—	16,704	12,987
Restructuring and other charges	193	—	—	193	—
Transaction costs	1,257	—	—	1,257	644
Operating income	$55,062	$16,536	$11,658	$83,256	$56,760

	26 weeks ended, October 28, 2017				26 weeks ended
Dollars in thousands	BNC(a)	MBS (b)	Eliminations	October 28, 2017 (a),(b)	October 29, 2016
Sales:
Product sales and other	$924,128	$272,043	$(43,844)	$1,152,327	$915,663
Rental income	87,636	2,609	—	90,245	94,245
Total sales	1,011,764	274,652	(43,844)	1,242,572	1,009,908
Cost of sales:
Product and other cost of sales	738,014	212,455	(43,889)	906,580	732,492
Rental cost of sales	53,288	1,433	—	54,721	58,489
Total cost of sales	791,302	213,888	(43,889)	961,301	790,981
Gross profit	220,462	60,764	45	281,271	218,927
Selling and administrative expenses	185,769	28,789	—	214,558	185,060
Depreciation and amortization expense	28,468	3,253	—	31,721	25,908
Restructuring and other charges	5,429	—	—	5,429	1,790
Transaction costs	1,846	—	—	1,846	2,171
Operating (loss) income	$(1,050)	$28,722	$45	$27,717	$3,998

(a)
On August 3, 2017, we acquired Student Brands, LLC, a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands in the BNC segment from the date of acquisition, August 3, 2017, and the condensed consolidated financial statements for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of Student Brands.

(b)
On February 27, 2017, we acquired MBS. The results of operations for the 13 and 26 weeks ended October 28, 2017 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the 13 and 26 weeks ended October 29, 2016 exclude the financial results of MBS.

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 28, 2017 and October 29, 2016:

	13 weeks ended			26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016%		October 28, 2017	October 29, 2016%
Product sales and other	$817,825	$697,927	17.2%	$1,152,327	$915,663	25.8%
Rental income	69,036	72,744	(5.1)%	90,245	94,245	(4.2)%
Total Sales	$886,861	$770,671	15.1%	$1,242,572	$1,009,908	23.0%
Our sales increased $116.2 million, or 15.1%, to $886.9 million during the 13 weeks ended October 28, 2017 from $770.7 million during the 13 weeks ended October 29, 2016. Our sales increased $232.7 million, or 23.0%, to $1,242.6 million during the 26 weeks ended October 28, 2017 from $1,009.9 million during the 26 weeks ended October 29, 2016. Sales increased primarily due to the acquisition of MBS and Student Brands, partially offset by BNC comparable sales declines primarily due to lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and general weakness in the retail environment. The components of the variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended		26 weeks ended
Dollars in millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
MBS Sales (a)
Wholesale	$47.5	$—	$140.0	$—
Direct	87.4	—	134.7	—
MBS Sales subtotal:	$134.9	$—	$274.7	$—
BNC Sales
New stores	$26.3	$50.0	$41.7	$58.5
Closed stores	(5.2)	(10.7)	(7.5)	(12.5)
Comparable stores	(33.8)	(24.5)	(38.6)	(32.6)
Textbook rental deferral	2.2	(3.6)	3.6	(2.2)
Service revenue (b)	4.5	2.3	6.4	2.4
Other (c)	(2.9)	1.3	(3.7)	1.5
BNC Sales subtotal:	$(8.9)	$14.8	$1.9	$15.1
Eliminations (d)	$(9.8)	$—	$(43.9)	$—
Total sales variance	$116.2	$14.8	$232.7	$15.1

(a)
Represents sales for MBS for the 13 and 26 weeks ended October 28, 2017. MBS’s business is highly seasonal. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. MBS has significantly lower operating profit or operating loss realized during the fourth quarter.

(b)	Service revenue includes Student Brands, brand partnerships, Promoversity, LoudCloud, shipping and handling and revenue from other programs.

(c)	Other includes certain adjusting items related to return reserves and other deferred items.

(d)
Eliminates MBS sales to BNC and BNC commissions earned from MBS. See Part I - Item 1. Financial Statements - Note 5. Segment Reporting of this Form 10-Q for a discussion of intercompany activities and eliminations.

Rental income for BNC for the 13 and 26 weeks ended October 28, 2017 decreased by $5.5 million, or 7.6%, and $6.6 million, or 7.0%, respectively. For the 13 and 26 weeks ended October 28, 2017, rental income for BNC was impacted by an increase in the recognition of our previously deferred rental revenue of $2.2 million and $3.6 million, respectively, and decreased rental activity. Excluding the impact of the deferred revenue, rental income decreased by $7.8 million, or 6.5% and $10.2 million, or 7.5%, respectively.
BNC added 24 new stores and closed 16 stores during the 26 weeks ended October 28, 2017, ending the period with a total of 777 stores.

Comparable store sales variances for BNC by category for the 13 and 26 week periods are as follows:

Comparable Store Sales variances-BNC	13 weeks ended				26 weeks ended
Dollars in millions	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
Textbooks	$(28.9)	(5.0)%	$(21.2)	(3.7)%	$(36.5)	(5.5)%	$(30.0)	(4.4)%
General Merchandise	(3.4)	(1.9)%	(2.3)	(1.3)%	0.2	0.1%	(0.7)	(0.2)%
Trade Books	(1.5)	(11.2)%	(0.8)	(5.6)%	(2.2)	(8.3)%	(1.5)	(5.2)%
Other	—	—%	(0.2)	(88.0)%	(0.1)	(88.2)%	(0.4)	(88.7)%
Total Comparable Store Sales	$(33.8)	(4.4)%	$(24.5)	(3.2)%	$(38.6)	(3.9)%	$(32.6)	(3.3)%
Comparable store sales for BNC decreased for the 13 and 26 week sales periods. Comparable store sales were impacted primarily due to lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital. Comparable store sales were also impacted by lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.
Textbook revenue for BNC for the 13 and 26 weeks ended October 28, 2017 decreased primarily due to lower new and used textbook sales and rentals as discussed above, while eTextbook revenue increased. General merchandise sales for BNC decreased for the 13 weeks ended October 28, 2017 primarily due to a decrease in school supplies, computer and convenience product sales, partially offset by higher emblematic apparel and graduation products sales. General merchandise sales for BNC increased for the 26 weeks ended October 28, 2017 primarily due to higher emblematic apparel and graduation products sales, partially offset by a decrease in convenience and computer product sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 75.6% during the 13 weeks ended October 28, 2017 compared to 77.7% during the 13 weeks ended October 29, 2016. Our gross margin increased by $45.0 million, or 26.3%, to $216.6 million, or 24.4% of sales, during the 13 weeks ended October 28, 2017 from $171.5 million, or 22.3% of sales, during the 13 weeks ended October 29, 2016.
Our cost of sales decreased as a percentage of sales to 77.4% during the 26 weeks ended October 28, 2017 compared to 78.3% during the 26 weeks ended October 29, 2016. Our gross margin increased by $62.3 million, or 28.5%, to $281.3 million, or 22.6% of sales, during the 26 weeks ended October 28, 2017 from $218.9 million, or 21.7% of sales, during the 26 weeks ended October 29, 2016.
Intercompany Eliminations
During the 13 and 26 weeks ended October 28, 2017, our sales eliminations were $(9.8) million and $(43.8) million, respectively. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 13 and 26 weeks ended October 28, 2017, the cost of sales eliminations were $(21.4) million and $(43.9) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
The $11.7 million and $0.1 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during the 13 and 26 weeks ended October 28, 2017, respectively.

MBS
The cost of sales and gross margin for MBS was $101.7 million or 75.4% of sales and $33.2 million or 24.6% of sales, respectively, during the 13 weeks ended October 28, 2017. The cost of sales and gross margin for MBS was $213.9 million or 77.9% of sales and $60.8 million or 22.1% of sales, respectively, during the 26 weeks ended October 28, 2017. The MBS gross margin as a percentage of sales is impacted by the seasonality of their business. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. For the 13 and 26 weeks ended October 28, 2017, the margin impact was primarily due to certain fixed warehouse facility and operation costs, as well as the incremental cost of sales of $1.0 million and $3.3 million during the 13 weeks and 26 weeks ended October 28, 2017, respectively, related to recording MBS inventory at fair value as of the acquisition date. The non-cash fair value inventory adjustment of $3.7 million for MBS was recognized over six months from the date of acquisition and was allocated based on monthly sales. Excluding the $1.0 million inventory fair value amortization, cost of sales and gross margin for MBS was $100.7 million or 74.6% of sales and $34.2 million or 25.4% of sales, respectively, during the 13 weeks ended October 28, 2017. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for MBS was $210.6 million or 76.7% of sales and $64.0 million or 23.3% of sales, respectively, during the 26 weeks ended October 28, 2017.
BNC
The following table summarizes the BNC cost of sales for the 13 and 26 weeks ended October 28, 2017 and October 29, 2016:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Related Sales	October 29, 2016	% of Related Sales	October 28, 2017	% of Related Sales	October 29, 2016	% of Related Sales
Product and other cost of sales	$549,625	79.1%	$554,498	79.4%	$738,014	79.9%	$732,492	80.0%
Rental cost of sales	40,437	60.2%	44,659	61.4%	53,288	60.8%	58,489	62.1%
Total Cost of Sales	$590,062	77.5%	$599,157	77.7%	$791,302	78.2%	$790,981	78.3%
The following table summarizes the BNC gross margin for the 13 and 26 weeks ended October 28, 2017 and October 29, 2016:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Related Sales	October 29, 2016	% of Related Sales	October 28, 2017	% of Related Sales	October 29, 2016	% of Related Sales
Product and other gross margin	$144,960	20.9%	$143,429	20.6%	$186,114	20.1%	$183,171	20.0%
Rental gross margin	26,765	39.8%	28,085	38.6%	34,348	39.2%	35,756	37.9%
Gross Margin	$171,725	22.5%	$171,514	22.3%	$220,462	21.8%	$218,927	21.7%
For the 13 weeks ended October 28, 2017, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (30 basis points), driven primarily by high margin Student Brands subscription service revenue earned (65 basis points), and lower costs related to our college and university contracts (20 basis points) resulting from contract renewals and new store contracts. This increase was partially offset by an unfavorable sales mix (50 basis points) resulting from a decrease in higher margin used textbooks and general merchandise as a percentage of sales and lower margin rates (5 basis points) related to increased markdowns on textbooks.

•
Rental gross margin increased (125 basis points), driven primarily by higher rental margin rates (155 basis points) and lower costs related to our college and university contracts (10 basis points) resulting from contract renewals and new store contracts, partially offset by an unfavorable rental mix (40 basis points).

For the 26 weeks ended October 28, 2017, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (15 basis points), driven primarily by Student Brands subscription service revenue earned (50 basis points), and lower costs related to our college and university contracts (20 basis points) resulting from contract renewals and new store contracts. This increase was partially offset by lower margin rates (40 basis points) related to increased markdowns on textbooks and an unfavorable sales mix (15 basis points) resulting from a decrease in higher margin used textbooks as a percentage of sales.

•
Rental gross margin increased (125 basis points), driven primarily by higher rental margin rates (195 basis points), partially offset by higher costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts and an unfavorable rental mix (40 basis points).

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
Total Selling and Administrative Expenses	$115,148	13.0%	$101,123	13.1%	$214,558	17.3%	$185,060	18.3%
During the 13 weeks ended October 28, 2017, selling and administrative expenses increased by $14.0 million, or 13.9%, to $115.1 million from $101.1 million during the 13 weeks ended October 29, 2016. During the 26 weeks ended October 28, 2017, selling and administrative expenses increased by $29.5 million, or 15.9%, to $214.6 million from $185.1 million during the 26 weeks ended October 29, 2016. The increase for the 13 and 26 weeks was primarily due to the selling and administrative expenses for MBS of $15.0 million and $28.8 million, respectively (which includes a $1.7 million and $3.4 million selling and administrative expense allocation from BNC for shared corporate overhead, during the 13 and 26 weeks ended October 28, 2017, respectively).
During the 13 weeks ended October 28, 2017, BNC's selling and administrative expenses decreased by $1.0 million, or 1.0%, to $100.1 million from $101.1 million. The decrease was primarily due to a $2.6 million decrease in comparable store payroll and operating expenses and $1.7 million of shared corporate overhead costs allocated to MBS. These decreases were partially offset by a $1.4 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $21.1 million increase in new store sales (net of closed stores), and a $1.9 million increase in Student Brands expenses.
During the 26 weeks ended October 28, 2017, BNC's selling and administrative expenses increased by $0.7 million, or 0.4%, to $185.8 million from $185.1 million. The increase was primarily due a $3.6 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $34.2 million increase in new store sales (net of closed stores), and a $2.0 million increase in corporate overhead, including digital expenses, and a $1.9 increase due to Student Brands. These increases were partially offset by a $3.4 million decrease in comparable store payroll and operating expenses and $3.4 million of shared corporate overhead costs allocated to MBS.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
Total Depreciation and Amortization Expense	$16,704	1.9%	$12,987	1.7%	$31,721	2.6%	$25,908	2.6%
Depreciation and amortization expense increased by $3.7 million, or 28.6%, to $16.7 million during the 13 weeks ended October 28, 2017 from $13.0 million during the 13 weeks ended October 29, 2016. Depreciation and amortization expense increased by $5.8 million, or 22.4%, to $31.7 million during the 26 weeks ended October 28, 2017 from $25.9 million during the 26 weeks ended October 29, 2016. This increase was primarily attributable to incremental depreciation and amortization expense resulting from the acquisitions of MBS and Student Brands associated with the property and equipment and identified intangibles recorded at fair value as of the respective acquisition dates and additional capital expenditures for BNC.
Restructuring and other charges
Restructuring
In Fiscal 2016, in our BNC segment, we implemented a plan to restructure our digital education operations and we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington, which was completed during the first quarter of Fiscal 2017. We recorded restructuring costs of $0.2 million and $1.8 million during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 26 weeks ended October 28, 2017, we recognized expenses totaling approximately $5.4 million, which is comprised of the severance and transition payments as well as related expenses. For additional information, see Part I - Item 1. Financial Statements - Note 9. Supplementary Information in this Form 10-Q or the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.

Transaction Costs
Transaction costs were $1.3 million and $1.8 million during the 13 and 26 weeks ended October 28, 2017 compared to $0.6 million and $2.2 million during the 13 and 26 weeks ended October 29, 2016, respectively. We incur transaction costs for business development and acquisitions as discussed above. For additional information related to our recent acquisitions, see Part I - Item 1. Financial Statements - Note 4. Acquisitions in this Form 10-Q.
Operating Income

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
Total Operating Income	$83,256	9.4%	$56,760	7.4%	$27,717	2.2%	$3,998	0.4%
Our operating income was $83.3 million during the 13 weeks ended October 28, 2017 compared to operating income of $56.8 million during the 13 weeks ended October 29, 2016. This increase was due to the matters discussed above. For the 13 weeks ended October 28, 2017, excluding the $1.0 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, restructuring and other charges of $0.2 million and transaction costs of $1.3 million, all discussed above, operating income was $85.8 million (or 9.7% of sales). For the 13 weeks ended October 29, 2016, excluding the transaction costs of $0.6 million, discussed above, operating income was $57.4 million (or 7.4% of sales) during the 13 weeks ended October 29, 2016.
Our operating income was $27.7 million during the 26 weeks ended October 28, 2017 compared to operating income of $4.0 million during the 26 weeks ended October 29, 2016. This increase was due to the matters discussed above. For the 26 weeks ended October 28, 2017, excluding the $3.3 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the restructuring and other charges of $5.4 million and transaction costs of $1.8 million, all discussed above, operating income was $38.2 million (or 3.1% of sales). For the 26 weeks ended October 29, 2016, excluding the transaction costs of $2.2 million and restructuring costs and other charges of $1.8 million, discussed above, operating income was $8.0 million (or 0.8% of sales) during the 26 weeks ended October 29, 2016.
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest Expense, Net	$1,836	$630	$4,874	$1,296
Net interest expense increased by $1.2 million to $1.8 million during the 13 weeks ended October 28, 2017 from $0.6 million during the 13 weeks ended October 29, 2016. Net interest expense increased by $3.6 million to $4.9 million during the 26 weeks ended October 28, 2017 from $1.3 million during the 26 weeks ended October 29, 2016. The increase was primarily due to increased borrowings under the Credit Facility and the FILO Facility (which was entered into during Fiscal 2017).
Income Tax Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	Effective Rate	October 29, 2016	Effective Rate	October 28, 2017	Effective Rate	October 29, 2016	Effective Rate
Income Tax Expense	$33,025	40.6%	$26,841	47.8%	$9,231	40.4%	$1,329	49.2%
We recorded an income tax expense of $33.0 million on pre-tax income $81.4 million of during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 40.6% and an income tax expense of $26.8 million on pre-tax income of $56.1 million during the 13 weeks ended October 29, 2016, which represented an effective income tax rate of 47.8%.
We recorded an income tax expense of $9.2 million on pre-tax income $22.8 million of during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 40.4% and an income tax expense of $1.3 million on pre-tax income of $2.7 million during the 26 weeks ended October 29, 2016, which represented an effective income tax rate of 49.2%.
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

Net Income

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Income	$48,395	$29,289	$13,612	$1,373
As a result of the factors discussed above, we reported net income of $48.4 million during the 13 weeks ended October 28, 2017, compared with a net income of $29.3 million during the 13 weeks ended October 29, 2016. Adjusted Earnings (non-GAAP) is $49.9 million during the 13 weeks ended October 28, 2017, compared with $29.7 million during the 13 weeks ended October 29, 2016. See Adjusted Earnings (non-GAAP) discussion below.
As a result of the factors discussed above, we reported net income of $13.6 million during the 26 weeks ended October 28, 2017, compared with a net income of $1.4 million during the 26 weeks ended October 29, 2016. Adjusted Earnings (non-GAAP) is $20.1 million during the 26 weeks ended October 28, 2017, compared with $3.8 million during the 26 weeks ended October 29, 2016. See Adjusted Earnings (non-GAAP) discussion below.

Use of Non-GAAP Measures - Adjusted Earnings and Adjusted EBITDA
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for additional items that are subtracted from or added to net income. We define Adjusted Earnings as net income as adjusted for additional items that are subtracted from or added to net income.
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q, the reconciliation of Adjusted EBITDA to net income, and the reconciliation of Adjusted Earnings to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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

Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$48,395	$29,289	$13,612	$1,373
Reconciling items, after-tax (below)	1,519	394	6,525	2,425
Adjusted Earnings (non-GAAP) (a)	$49,914	$29,683	$20,137	$3,798

Reconciling items, pre-tax
Inventory valuation amortization (MBS) (non-cash) (a)	$1,025	$—	$3,273	$—
Restructuring and other charges (a)	193	—	5,429	1,790
Transaction costs (a)	1,257	644	1,846	2,171
Reconciling items, pre-tax	2,475	644	10,548	3,961
Less: Pro forma income tax impact (b)	956	250	4,023	1,536
Reconciling items, after-tax	$1,519	$394	$6,525	$2,425

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$48,395	$29,289	$13,612	$1,373
Add:
Depreciation and amortization expense	16,704	12,987	31,721	25,908
Interest expense, net	1,836	630	4,874	1,296
Income tax expense	33,025	26,841	9,231	1,329
Inventory valuation amortization (MBS) (non-cash) (a)	1,025	—	3,273	—
Restructuring and other charges (a)	193	—	5,429	1,790
Transaction costs (a)	1,257	644	1,846	2,171
Adjusted EBITDA (non-GAAP) (a)	$102,435	$70,391	$69,986	$33,867

(a)	See Management Discussion and Analysis - Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 26 weeks ended October 28, 2017. Prior to the acquisition of MBS on February 27, 2017, we had only one reportable segment.

Adjusted EBITDA - by Segment	13 weeks ended, October 28, 2017
Dollars in thousands	BNC	MBS	Elimination (a)	Total
Sales	$761,787	$134,851	$(9,777)	$886,861
Cost of sales (MBS excludes $1,025 related to inventory fair value amortization) (a)	590,062	100,651	(21,435)	669,278
Gross profit	171,725	34,200	11,658	217,583
Selling and administrative expenses	100,127	15,021	—	115,148
Adjusted EBITDA (non-GAAP)	$71,598	$19,179	$11,658	$102,435

Adjusted EBITDA - by Segment	26 weeks ended, October 28, 2017
Dollars in thousands	BNC	MBS	Elimination (a)	Total
Sales	$1,011,764	$274,652	$(43,844)	$1,242,572
Cost of sales (MBS excludes $3,273 related to inventory fair value amortization) (a)	791,302	210,615	(43,889)	958,028
Gross profit	220,462	64,037	45	284,544
Selling and administrative expenses	185,769	28,789	—	214,558
Adjusted EBITDA (non-GAAP)	$34,693	$35,248	$45	$69,986
(a) See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of October 28, 2017, we had a total of $41.8 million of outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016
Cash, cash equivalents, and restricted cash at beginning of period	$21,697	$30,866
Net cash flows provided by operating activities	199,620	179,329
Net cash flows used in investing activities	(81,699)	(23,463)
Net cash flows used in financing activities	(119,429)	(7,856)
Cash, cash equivalents, and restricted cash at end of period	$20,189	$178,876
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
Cash flows provided by operating activities during the 26 weeks ended October 28, 2017 were $199.6 million compared to $179.3 million during the 26 weeks ended October 29, 2016. This increase of $20.3 million was primarily due to the increase of net income .
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during the 26 weeks ended October 28, 2017 were $(82.0) million compared to $(23.5) million during the 26 weeks ended October 29, 2016. The increase is primarily due to the acquisition of Student Brands for $57.4 million (cash consideration of $62.0 million, including cash acquired of $4.6 million) during the 26 weeks ended October 28, 2017, higher capital expenditures primarily for MBS and contractual capital investments associated with renewing existing contracts, and new store construction for BNC, offset by lower deferred contract costs related to our bookstore contracts. Capital expenditures totaled $22.4 million and $17.5 million during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively.

Cash Flow from Financing Activities
Cash flows used in financing activities during the 26 weeks ended October 28, 2017 were $(119.4) million compared $(7.9) million during the 26 weeks ended October 29, 2016. This net change of $111.6 is primarily due to increased net borrowings under the credit agreement of $117.8 million (primarily to fund recent acquisitions), and decreased payments for common stock repurchased of $6.2 million during the 26 weeks ended October 28, 2017.
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
During the 26 weeks ended October 28, 2017, we borrowed $225.4 million and repaid $343.2 million under the Credit Agreement, for a net total of $41.8 million of outstanding borrowings as of October 28, 2017, comprised entirely of outstanding borrowings under the Credit Facility. As of October 28, 2017, we have issued $4.8 million in letters of credit under the facility. During the 26 weeks ended October 29, 2016, we borrowed and repaid $47.4 million under the Credit Facility.
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
Income Tax Implications on Liquidity
As of October 28, 2017, other long-term liabilities includes $77.1 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and inventory levels. Given recent trends relating to the pricing and rental of textbooks, management believes that a portion of the long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. The LIFO reserve is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 28, 2017, we did not repurchase any of our common stock. As of October 28, 2017, approximately $26.7 million remains available under the stock repurchase program.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 29, 2017.
Off-Balance Sheet Arrangements
As of October 28, 2017, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•	general competitive conditions, including actions our competitors and content providers may take to grow their businesses;

•	a decline in college enrollment or decreased funding available for students;

•	decisions by colleges and universities to outsource their physical and/or online bookstore operations or change the operation of their bookstores;

•	the general economic environment and consumer spending patterns;

•	decreased consumer demand for our products, low growth or declining sales;

•	our ability to continue to successfully integrate the operations of MBS Textbook Exchange, LLC into our Company;

•	the strategic objectives, anticipated synergies, and/or other expected potential benefits of various acquisitions may not be fully realized or may take longer than expected;

•	the integration of MBS Textbook Exchange, LLC’s operations into our own may also increase the risk of our internal controls being found ineffective;

•	risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;

•	implementation of our digital strategy may not result in the expected growth in our digital sales and/or profitability;

•	risk that digital sales growth does not exceed the rate of investment spend;

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
As reported above, final judgment has been rendered in this case and there has been no appeal by either party on the merits.  The final judgment plus post-judgment interest has been paid in full.  Litigation continues only with respect to the award of costs to the plaintiff.  We do not intend to report on this case in future periodic reports in light of the immateriality of this amount.
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 28, 2017 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of October 28, 2017 with respect to shares of common stock we purchased during the second quarter of Fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2017 - August 26, 2017	—	$—	—	$26,669,324
August 27, 2017 - September 30, 2017	—	$—	—	$26,669,324
October 1, 2017 - October 28, 2017	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 28, 2017, we did not repurchase any shares of our common stock.
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
December 5, 2017

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