Form 10-Q
period 2018-01-27
Barnes & Noble Education, Inc.
filed 2018-03-01
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 16, 2018, 46,914,466 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

Effective with the acquisition of MBS Textbook Exchange, LLC ("MBS") on February 27, 2017, we determined that we have two reportable segments: Barnes & Noble College Booksellers, LLC ("BNC") and MBS, whereas BNC was previously our only reportable segment prior to the acquisition. The condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of MBS.
On August 3, 2017, we acquired Student Brands, LLC ("Student Brands"), a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands in the BNC segment from the date of acquisition, August 3, 2017, and the condensed consolidated financial statements for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of Student Brands.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 27, 2018

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales:
Product sales and other	$540,903	$457,147	$1,693,230	$1,372,810
Rental income	62,488	64,477	152,733	158,722
Total sales	603,391	521,624	1,845,963	1,531,532
Cost of sales:
Product and other cost of sales	419,641	366,190	1,326,221	1,098,682
Rental cost of sales	37,215	39,509	91,936	97,998
Total cost of sales	456,856	405,699	1,418,157	1,196,680
Gross profit	146,535	115,925	427,806	334,852
Selling and administrative expenses	111,974	97,111	326,532	282,171
Depreciation and amortization expense	17,007	13,149	48,728	39,057
Impairment loss (non-cash)	313,130	—	313,130	—
Restructuring and other charges	—	—	5,429	1,790
Transaction costs	49	467	1,895	2,638
Operating (loss) income	(295,625)	5,198	(267,908)	9,196
Interest expense, net	2,954	679	7,828	1,975
(Loss) income before income taxes	(298,579)	4,519	(275,736)	7,221
Income tax (benefit) expense	(15,344)	758	(6,113)	2,087
Net (loss) income	$(283,235)	$3,761	$(269,623)	$5,134

(Loss) Earnings per share of common stock:
Basic	$(6.04)	$0.08	$(5.77)	$0.11
Diluted	$(6.04)	$0.08	$(5.77)	$0.11
Weighted average shares of common stock outstanding:
Basic	46,914	46,276	46,712	46,265
Diluted	46,914	46,844	46,712	46,716
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 27, 2018	January 28, 2017	April 29, 2017
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,373	$132,061	$19,003
Receivables, net	243,434	178,825	86,040
Merchandise inventories, net	614,499	494,032	434,064
Textbook rental inventories	61,427	67,372	52,826
Prepaid expenses and other current assets	12,274	8,134	10,698
Total current assets	954,007	880,424	602,631
Property and equipment, net	110,987	107,272	116,613
Intangible assets, net	224,314	191,628	209,885
Goodwill	49,282	281,346	329,467
Other noncurrent assets	41,990	39,233	41,236
Total assets	$1,380,580	$1,499,903	$1,299,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$488,954	$480,378	$192,742
Accrued liabilities	252,202	207,731	120,478
Short-term borrowings	—	—	100,000
Total current liabilities	741,156	688,109	413,220
Long-term deferred taxes, net	4,278	22,709	16,871
Other long-term liabilities	73,468	76,196	96,433
Long-term borrowings	113,000	—	59,600
Total liabilities	931,902	787,014	586,124
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 50,028, 48,972 and 49,372 shares, respectively; outstanding, 46,914, 46,276 and 46,517 shares, respectively	500	490	494
Additional paid-in capital	715,088	706,736	708,871
(Accumulated deficit) Retained earnings	(237,260)	32,136	32,363
Treasury stock, at cost	(29,650)	(26,473)	(28,020)
Total stockholders' equity	448,678	712,889	713,708
Total liabilities and stockholders' equity	$1,380,580	$1,499,903	$1,299,832
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 27, 2018	January 28, 2017
Cash flows from operating activities:
Net (loss) income	$(269,623)	$5,134
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization expense	48,728	39,057
Amortization of deferred financing costs	1,127	488
Impairment loss (non-cash)	313,130	—
Deferred taxes	(12,594)	(7,156)
Stock-based compensation expense	6,223	7,227
Change in other long-term liabilities	(23,252)	815
Changes in other operating assets and liabilities, net	77,701	99,437
Net cash flows provided by operating activities	141,440	145,002
Cash flows from investing activities:
Purchases of property and equipment	(30,101)	(26,488)
Acquisition of business, net of cash acquired	(58,259)	(917)
Net increase in other noncurrent assets	(1,479)	(6,246)
Net cash flows used in investing activities	(89,839)	(33,651)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	481,600	116,100
Repayments of borrowings under Credit Agreement	(528,200)	(116,100)
Purchase of treasury shares	(1,630)	(7,858)
Net cash flows used in financing activities	(48,230)	(7,858)
Net increase in cash, cash equivalents and restricted cash	3,371	103,493
Cash, cash equivalents and restricted cash at beginning of period	21,697	30,866
Cash, cash equivalents and restricted cash at end of period	$25,068	$134,359
Changes in other operating assets and liabilities, net:
Receivables, net	$(157,043)	$(127,369)
Merchandise inventories	(180,434)	(181,285)
Textbook rental inventories	(8,601)	(19,612)
Prepaid expenses and other current assets	(1,079)	(1,583)
Accounts payable and accrued liabilities	424,858	429,286
Changes in other operating assets and liabilities, net	$77,701	$99,437
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,513	$27,002	1,890	$(18,615)	$708,386
Stock-based compensation expense			7,227				7,227
Vested equity awards	327	4	(4)				—
Common stock repurchased					689	(6,718)	(6,718)
Shares repurchased for tax withholdings for vested stock awards					117	(1,140)	(1,140)
Net income				5,134			5,134
Balance at January 28, 2017	48,972	$490	$706,736	$32,136	2,696	$(26,473)	$712,889

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			6,223				6,223
Vested equity awards	656	6	(6)				—
Shares repurchased for tax withholdings for vested stock awards					259	(1,630)	(1,630)
Net loss				(269,623)			(269,623)
Balance at January 27, 2018	50,028	$500	$715,088	$(237,260)	3,114	$(29,650)	$448,678

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 29, 2017, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015 (Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively) and the unaudited condensed consolidated financial statements in our Form 10-Q for the 13 weeks ended July 29, 2017 and the unaudited condensed consolidated financial statements in our Form 10-Q for the 26 weeks ended October 28, 2017.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,480 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. We have two reportable segments: BNC and MBS.
BNC operates 782 physical campus bookstores as of January 27, 2018, the majority of which also have school-branded e-commerce sites operated by BNC. Our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, café offerings, convenience food and beverages, and graduation products. BNC product offerings also include a suite of digital content, software, and services through our LoudCloud platform, such as predictive analytics, a variety of open educational resources ("OER") courseware, and competency-based learning solutions and a learning management system. Additionally, through Student Brands, LLC, a leading direct-to-student subscription-based writing services business, BNC offers services focused on study tools, writing help, and literary research, all centered on assisting students with the writing process.
Our MBS subsidiary operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses and private/parochial K-12 schools. MBS Direct operates 698 virtual bookstores as of January 27, 2018, offering new and used print and digital textbooks, which are available for sale or rent. Additionally, MBS Direct sells textbooks directly to students through textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017) including BNC’s 782 campus bookstores.
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
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

On August 3, 2017, we acquired Student Brands, LLC ("Student Brands"). Student Brands operates multiple direct-to-student businesses focused on study tools, writing help, and literary research, all centered on assisting students with the writing process. Student Brands has a substantial and growing community of online learners, with over 20 million unique monthly users across its digital properties, which include123HelpMe.com, Bartleby.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the Content Brain. The Content Brain sifts through millions of pieces of content and provides the best answer for virtually any assignment a student is tackling. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements. See Note 4. Acquisitions.
Growth Drivers
The primary factors that we expect will enable us to grow our business are as follows:

•	Increasing market share with new accounts.

•	Adapting our merchandising strategy and product and service offerings.

•	Providing a scalable and leading digital product and solution set.

•	Expanding strategic opportunities through acquisitions and partnerships.
For additional information related to the growth drivers for our business, see Part I - Item 2. Management Discussion and Analysis - Overview in this Form 10-Q and Part I - Item 1. Business - Overview - Growth Drivers in our Annual Report on Form 10-K for the year ended April 29, 2017.
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
The condensed consolidated financial statements are presented on a consolidated basis for the 13 and 39 weeks ended January 27, 2018 and include the financial results of MBS (which was acquired on February 27, 2017) and Student Brands (which was acquired on August 3, 2017). All material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of MBS and Student Brands.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Our retail business (BNC and MBS Direct) sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Sales attributable to the MBS wholesale business are generally highest in our first, second and third quarter as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. MBS has significantly lower operating profit or operating loss realized during the fourth quarter. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 27, 2018 are not indicative of the results expected for the 52 weeks ending April 28, 2018 (Fiscal 2018).
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Goodwill
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the test for goodwill impairment. The revised guidance eliminated the former Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis. We have early adopted this standard in the second quarter of Fiscal 2018.
We completed our annual goodwill impairment test with the assistance of a third-party valuation firm, as of the first day of the third quarter of Fiscal 2018. We completed the impairment evaluation process to compare the fair value of our reporting units to their respective carrying values. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates, market data, and other observable trends, such as comparable store sales trends, recent changes in publisher relationships, and development of innovative digital products and services in the rapidly changing education landscape. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of cash flows and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The decline of our stock price and the corresponding reduction in our market capitalization had a significant affect on the implied control premium. As a corroborative source of information, we reconcile the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods.
The fair value of the MBS reporting unit exceeded its carrying value; therefore, no goodwill impairment was recognized for the MBS segment. The carrying value of the BNC reporting unit exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313,130. As of January 27, 2018, we had $49,282 and $0 of goodwill remaining related to our MBS and BNC reporting units, respectively.
Evaluation of Other Long-Lived Assets Impairment
Our other long-lived assets include property and equipment and amortizable intangibles. As of January 27, 2018, we had $110,987 and $224,314 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our consolidated balance sheet.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the third quarter of Fiscal 2018, in conjunction with the goodwill impairment test noted above, we evaluated certain of our long-lived assets for impairment.
We evaluated long-lived assets for impairment at the lowest asset group level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. If the estimated future cash flows were less than the carrying amount of the asset group, an impairment loss calculation is prepared. Based on the results of the tests, an impairment loss calculation was not required as the estimated future undiscounted cash flows of the asset group exceeded the carrying amount of the asset group.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Income Taxes
As of January 27, 2018, other long-term liabilities includes $54,370 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately$13,754 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Note 4. Acquisitions
Student Brands, LLC
On August 3, 2017, we acquired 100% of the equity interests of Student Brands. Student Brands operates multiple direct-to-student businesses focused on study tools, writing help, and literary research, all centered on assisting students with the writing process.
We completed the purchase for cash consideration of $61,997, including cash acquired of $4,626, and the transaction was funded from cash on-hand and availability under our existing Credit Agreement. The Student Brands operations are part of the BNC segment. The final purchase price allocation was as follows: $28,300 intangible assets, $1,593 acquired working capital and $31,782 goodwill. This acquisition is not material to our consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business. Identified intangible assets include the following:

Type of Intangible	Amount	Estimated Useful Life
Content	$14,500	5
Technology	8,000	5
Non-Compete Agreements	4,000	3
Subscriber List	1,800	2
Total Intangibles:	$28,300
MBS Textbook Exchange, LLC
On February 27, 2017, we completed the purchase of all issued and outstanding units of MBS Textbook Exchange, LLC. MBS operates two highly integrated businesses, Wholesale and Direct. Refer to Note 1. Organization of this Form 10-Q for additional information about MBS. We acquired 100% of the equity interests of MBS for cash consideration of $187,862, including cash and restricted cash acquired of $1,171, and the acquisition was financed with cash from operations as well as proceeds from our existing credit facility. During the 13 weeks ended October 28, 2017, we finalized the valuation and recorded adjustments to the acquired liabilities which resulted in an increase to goodwill of $1,163. These adjustments were related to a final reconciliation of the pre-acquisition tax liability due to the seller of $888 under the purchase agreement, as well as a net $275 increase in other long-term liabilities.
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
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
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
Note 5. Segment Reporting
We identified our segments based on the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. Effective with the acquisition of MBS on February 27, 2017, we have determined that we operate two reportable segments: BNC and MBS. Prior to the acquisition of MBS, BNC was our only reportable segment. Our international operations are not material and the majority of our revenue and total assets are within the United States. For a description of the BNC and MBS businesses, refer to Note 1. Organization of this Form 10-Q.
The condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The eliminations are primarily related to the following intercompany activities:

•	BNC purchases new and used textbooks from MBS for distribution at BNC's physical college bookstores. We eliminate the net sales from MBS and the intercompany profit in ending inventory, and

•
MBS pays commissions to BNC for certain textbooks it sells to MBS that cannot be returned to suppliers or used in their stores. The commission is based on the volume of textbooks sold to MBS and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on BNC's behalf.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

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
Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales:
BNC	$506,460	$521,624	$1,518,224	$1,531,532
MBS	138,927	—	413,579	—
Elimination	(41,996)	—	(85,840)	—
Total Sales	$603,391	$521,624	$1,845,963	$1,531,532

Gross Profit
BNC	$117,413	$115,925	$337,875	$334,852
MBS	34,949	—	95,713	—
Elimination	(5,827)	—	(5,782)	—
Total Gross Profit	$146,535	$115,925	$427,806	$334,852

Depreciation and Amortization
BNC	$15,411	$13,149	$43,879	$39,057
MBS	1,596	—	4,849	—
Total Depreciation and Amortization	$17,007	$13,149	$48,728	$39,057

Operating (Loss) Income
BNC (a),(b),(c)	$(308,954)	$5,198	$(310,004)	$9,196
MBS	19,156	—	47,878	—
Elimination	(5,827)	—	(5,782)	—
Total Operating (Loss) Income	$(295,625)	$5,198	$(267,908)	$9,196

The following is a reconciliation of segment Operating (Loss) Income to consolidated (Loss) Income Before Income Taxes:
Total Operating (Loss) Income	$(295,625)	$5,198	$(267,908)	$9,196
Interest Expense, net	(2,954)	(679)	(7,828)	(1,975)
Total (Loss) Income Before Income Taxes	$(298,579)	$4,519	$(275,736)	$7,221

(a) During the 39 weeks ended January 27, 2018, we recognized expenses totaling approximately $5,361 related to the resignation of Mr. Max J. Roberts as Chief Executive Officer of the Company and the appointment of Mr. Michael P. Huseby to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. For additional information, refer to Note 9. Supplemental Information - Restructuring and Other Charges in this Form 10-Q.
(b) On August 3, 2017, we acquired Student Brands, LLC, a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands in the BNC segment from the date of acquisition, August 3, 2017, and the condensed consolidated financial statements for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of Student Brands.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

(c)
During the 13 weeks ended January 27, 2018, we completed our annual goodwill impairment test. Based on the results of the impairment test, the carrying value of the BNC reporting unit exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313,130 for the BNC segment. For additional information, see Note 2. Summary of Significant Accounting Policies in this Form 10-Q.

Note 6. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 27, 2018, we did not repurchase shares of our common stock. As of January 27, 2018, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 27, 2018, we also repurchased 259 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 and 39 weeks ended January 27, 2018, average shares of 2,844 and 2,477 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 13 and 39 weeks ended January 28, 2017, average shares of 339 and 395 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Numerator for basic and diluted earnings per share:
Net (loss) income	$(283,235)	$3,761	$(269,623)	$5,134
Less allocation of earnings to participating securities	—	(1)	—	(3)
Net (loss) income available to common shareholders	$(283,235)	$3,760	$(269,623)	$5,131

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(283,235)	$3,760	$(269,623)	$5,131
Allocation of earnings to participating securities	—	1	—	3
Less diluted allocation of earnings to participating securities	—	(1)	—	(3)
Net (loss) income available to common shareholders	$(283,235)	$3,760	$(269,623)	$5,131

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	46,914	46,276	46,712	46,265

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	46,914	46,276	46,712	46,265
Average dilutive restricted stock units	—	512	—	397
Average dilutive performance shares	—	52	—	33
Average dilutive restricted shares	—	4	—	21
Average dilutive performance share units	—	—	—	—
Average dilutive options	—	—	—	—
Diluted weighted average shares of Common Stock	46,914	46,844	46,712	46,716

(Loss) Earnings per share of Common Stock:
Basic	$(6.04)	$0.08	$(5.77)	$0.11
Diluted	$(6.04)	$0.08	$(5.77)	$0.11

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

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
During the 39 weeks ended January 27, 2018, we borrowed $481,600 and repaid $528,200 under the Credit Agreement. The net total outstanding borrowings of $113,000 as of January 27, 2018 is comprised entirely of outstanding borrowings under the Credit Facility. As of January 27, 2018, we have issued $4,759 in letters of credit under the Credit Facility.
Note 9. Supplementary Information
Restructuring and other charges
Restructuring
In Fiscal 2016, we implemented a plan to restructure our digital education operations which was completed in the first quarter of Fiscal 2017, and was primarily comprised of costs related to employee matters. We recorded restructuring costs of $68 and $1,790 during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. Pursuant to the terms of the Retirement Letter Agreement, Mr. Roberts received an aggregate payment of approximately $4,424, comprised of salary, bonus and benefits. In addition, the Company paid Mr. Roberts and Mr. Huseby a one-time cash transition payment of approximately $562 and $250, respectively, at the time of the transition. During the 39 weeks ended January 27, 2018, we recognized expenses totaling approximately $5,361, which is comprised of the severance and transition payments. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
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
Summary of Transactions with Barnes & Noble, Inc.
During the 13 weeks ended January 27, 2018 and January 28, 2017, we were billed $5,465 and $7,356, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales, and selling and administrative expenses in the condensed consolidated statement of operations.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

During the 39 weeks ended January 27, 2018 and January 28, 2017, we were billed $20,488 and $23,497, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales, and selling and administrative expenses in the condensed consolidated statement of operations.
As of January 27, 2018 and January 28, 2017, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above of $6,723 and $7,445 were included in accounts payable in the condensed consolidated balance sheets, respectively.
Note 11. Related Party Transactions
Prior to the acquisition of MBS on February 27, 2017, MBS was considered a related-party as it was majority-owned by Leonard Riggio, who is a principal owner holding a substantial percentage of shares of our Common Stock, and other members of the Riggio family.
Prior to the acquisition (as discussed in Note 4. Acquisitions of this Form 10Q), we had a long-term supply agreement (“Supply Agreement”) with MBS, under which and subject to availability and competitive terms and conditions, we purchased new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. During the 13 and 39 weeks ended January 28, 2017, total net purchases from MBS were $22,044 and $92,083, respectively. Additionally, the Supply Agreement provided that we could sell to MBS certain textbooks that we could not return to suppliers or use in our stores. MBS paid us commissions based on the volume of these textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfilled on our behalf. During the 13 and 39 weeks ended January 28, 2017, MBS paid us $2,152 and $6,077, respectively, related to these commissions. In addition, the Supply Agreement contained restrictive covenants that limited our ability to become a used textbook wholesaler and placed certain limitations on MBS’s business activities. We also previously entered into an agreement with MBS pursuant to which MBS purchased books, which have no resale value for a flat rate per box, from us. During the 13 and 39 weeks ended January 28, 2017, total sales to MBS under this program were $88 and $253, respectively. Total outstanding amounts payable to MBS for all arrangements net of any amounts due was $45,581 as of January 28, 2017.
Subsequent to the acquisition, the condensed consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation.
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. For additional information, see Note 4. Acquisitions of this Form 10Q. Rent payments to MBS Realty Partners L.P. were approximately $345 and $1,035 during the 13 and 39 weeks ended January 27, 2018, respectively.
Note 12. Employee Benefit Plans
BNC
BNC has a defined contribution plan for its employees ("Savings Plan"). BNC is responsible for employer contributions to the Savings Plan and to fund the contributions directly. Total contributions charged to employee benefit expenses for this plan was $887 and $919 during the 13 weeks ended January 27, 2018 and January 28, 2017, respectively, and $3,096 and $3,159 during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively.
MBS
MBS maintains a defined contribution and profit sharing plan ("Profit Sharing Plan") covering substantially all full-time employees of MBS. MBS transfers employee contributions to the account balances of their employees and is responsible to fund the employer contributions directly. Total employee benefit expenses for the Profit Sharing Plan was $638 and $2,193 during the 13 and 39 weeks ended January 27, 2018, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

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
During the 39 weeks ended January 27, 2018, we granted the following awards:

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

•	1,562,110 restricted stock units ("RSU") awards were granted to employees with a three year vesting period in accordance with the Equity Incentive Plan;

•
78,816 RSU awards and 19,704 restricted stock ("RS") awards were granted to the current Board of Directors ("BOD") members for annual compensation with a one year vesting period in accordance with the Equity Incentive Plan.

We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Restricted stock expense	$30	$30	$90	$250
Restricted stock units expense (a)	2,237	2,622	6,277	6,500
Performance shares expense (b)	58	117	(275)	477
Performance share units expense (b)	(255)	—	131	—
Stock-based compensation expense	$2,070	$2,769	$6,223	$7,227
(a) The stock-based compensation expense for the RSUs reflect the forfeiture adjustment for unvested shares related to the CEO transition. See Note 9. Supplementary Information - Restructuring and Other Charges of this Form 10-Q for additional information.
(b) The performance shares and PSUs expenses reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of January 27, 2018 was $15,180 and is expected to be recognized over a weighted-average period of 2.1 years. Approximately $847 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 14. Income Taxes
We recorded an income tax benefit of $(15,344) on a pre-tax loss of $(298,579) during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of 5.1% and an income tax expense of $758 on pre-tax income of $4,519 during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 16.8%.
We recorded an income tax benefit of $(6,113) on a pre-tax loss of $(275,736) during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 2.2% and an income tax expense of $2,087 on pre-tax income of $7,221 during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 28.9%.
The effective tax rates for the 13 and 39 weeks ended January 27, 2018 are significantly lower as compared to the comparable prior year periods due to the tax benefit of U.S. Tax Reform, partially offset by permanent differences, which in this quarter includes the nondeductible portion of the goodwill impairment.
Management expects nondeductible compensation expense for the current fiscal year to be significantly lower compared to the prior fiscal year as components of our executive compensation program now qualify as deductible under Section 162(m) of the Internal Revenue Code. In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

tax benefits arising from the Spin-Off. Management does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate either in the current fiscal year or in future fiscal year.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of January 27, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $21,126 reduction of the value of the our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
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
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,480 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Through LoudCloud, its digital education platform, Barnes & Noble Education offers a suite of digital software, content and services that include predictive analytics, open educational resources ("OER") courseware, competency-based solutions, and a learning management system. Additionally, through Student Brands, LLC, a leading direct-to-student subscription-based writing services business, BNC offers services focused on study tools, writing help, and literary research, all centered on assisting students with the writing process.
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
Educational institutions increasingly are outsourcing bookstore operations, investing in data-driven analytical tools, and offering students more affordable options for textbooks and other learning tools. Given these continuing trends, we are well-positioned to capture new market share and partner with an increasing number of schools across the country. As demand for new, improved, and more affordable products and services increase in the rapidly changing education landscape, we are working to evolve our business model and enhance our solutions. We aim to be an even stronger partner for schools and meet customer needs by expanding our physical and virtual bookstore service capabilities, courseware offerings and digital platform services. We have begun to offer the distribution of e-content via our First Day™, our inclusive access program, in which course materials are included in the cost of tuition and delivered to students digitally or through their Barnes & Noble College campus bookstore. We believe that our strategic actions, including the acquisition of LoudCloud, Promoversity, MBS, and Student Brands (discussed below) and development of courseware, have substantially enhanced our competitive position. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials sourcing and sales to include new digital services that support successful student outcomes. See Fiscal Year 2018 Highlights below for a discussion of recent activities to enhance our product offerings and services.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 29, 2017.
Fiscal Year 2018 Highlights
McGraw-Hill Education - In February 2018, we expanded our relationship with McGraw-Hill Education with two new initiatives to provide students, faculty and institutions greater access to more affordable course materials. The companies will partner on two initiatives: the distribution of McGraw-Hill Education e-content through our First Day™, our inclusive access program, in which course materials are included in the cost of tuition and delivered to students digitally or through their Barnes & Noble College campus bookstore, and the distribution of McGraw-Hill Education's new rental titles through our channels. MBS will act as a distributor for rental textbooks offered through McGraw-Hill Education's newly announced rental program. The program includes more than 250 titles, with plans for all future titles. Through its centrally located, advanced distribution center, MBS will offer a seamless integration of McGraw-Hill Education's rental program, providing a single point of entry for the rental titles and centralized administration and distribution to more than 3,700 stores.
Pearson - In February 2018, we announcement that we entered an agreement with Pearson to offer Pearson content through our inclusive access models at our 1,480 physical and virtual campus bookstores nationwide, serving more than 6 million students and their faculty. This collaboration provides students with affordable access to high-quality course materials, including MyLab™

and Mastering™, Revel™ and eTexts, on the first day of class. The seamless delivery is made possible by BNED’s First Day™ inclusive access program and Pearson’s technology integrations with campus systems.
Kentucky Community and Technical College System ("KCTCS") - This Fall, more than 1,000 KCTCS students used BNED Courseware in their classes. Three colleges in the KCTCS took part in our digital courseware program, as part of an ongoing KCTCS effort to provide students with more affordable course materials. BNED Courseware is digital course content that includes videos, activities and auto-graded practice assessments that faculty can easily personalize to align with class objectives. BNED Courseware was offered through First Day™. The First Day program, offered to the entire KCTCS system, ensures students have their course materials on the first day of class.
The Princeton Review - In November 2017, we entered into a strategic partnership with The Princeton Review. The partnership allows us to further expand our end-to-end offerings and fulfill the full breadth of student education needs by offering The Princeton Review's products and services to our network of more than 6 million students.
Portland State University ("PSU") - In October 2017, we announced our strategic partnership with PSU to co-develop a degree planning solution. Using insights generated by PSU's reTHINK initiative and leveraging our analytics platform, the solution will ultimately help more students graduate on time with better pathways to employment and provide the university with long-term demand planning tools.
Eastern Gateway Community College ("EGCC") - In August 2017, we announced that we signed a multi-year contract with EGCC to provide a full suite of solutions, including bookstore operations, an institution-wide learning management system (LMS), LoudSight, our predictive analytics offering, and digital courseware to the students, faculty and advisors of EGCC.
Acquisition of Student Brands, LLC - On August 3, 2017, we acquired Student Brands. Student Brands is an education technology company that operates multiple direct-to-student businesses focused on study tools, writing help, and literary research, all centered on assisting students with the writing process. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements. Student Brands has over 20 million unique monthly users across its digital properties, which include123HelpMe.com, Bartleby.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Unizin, Ltd. ("Unizin") - In May 2017, we entered into an agreement with Unizin to provide its 22 member universities with LoudCloud's predictive analytics solution, LoudSight. As a result, faculty and advisors will have access to a customized solution that helps educators identify, monitor, and support at-risk students, with the goal of improving student success rates and retention.
Integration of MBS Textbook Exchange, LLC. ("MBS") - Prior to the end of Fiscal 2017, in February 2017, we completed the purchase of all issued and outstanding units of MBS, which operates two highly integrated businesses, Wholesale and Direct. We continue our efforts to integrate the operations of MBS to achieve our strategic objectives and anticipated synergies.
Segments
We have two reportable segments: BNC and MBS.
BNC operates 782 physical campus bookstores as of January 27, 2018, the majority of which also have school-branded e-commerce sites operated by BNC, and BNC also includes our digital education operations and subscription-based writing services business. Our campus stores are a social and academic hub through which students can access affordable course materials and affinity products, including new and used print and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, school and dorm supplies, café offerings, convenience food and beverages, and graduation products. BNC product offerings also include a suite of digital content, software, and services through our LoudCloud platform, such as predictive analytics, a variety of open educational resources ("OER") courseware, and competency-based learning solutions and a learning management system. Additionally, through Student Brands, BNC offers services focused on study tools, writing help, and literary research, all centered on assisting students with the writing process. During the 39 weeks ended January 27, 2018, BNC opened 30 stores, with estimated annual first year sales of $61.0 million.
Our MBS subsidiary operates two highly integrated businesses. The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses and private/parochial K-12 schools. MBS Direct operates 698 virtual bookstores as of January 27, 2018, offering new and used print and digital textbooks, which are available for sale or rent. Additionally, MBS Direct sells textbooks directly to students through textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a low cost of supply to more than 3,700 physical bookstores (as of April 29, 2017), including BNC’s 782 campus bookstores. During the 39 weeks ended January 27, 2018, MBS Direct opened 19 stores, with estimated annual first year sales of $5.7 million.
For additional information related to product and platform offerings for BNC and MBS, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 29, 2017.

Trends and Other Factors Affecting Our Business
Current trends and other factors affecting our business include:

•
Overall Economic Environment, College Enrollment and Consumer Spending Patterns: Our business is affected by funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on textbooks and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by existing students. For the 39 weeks ended January 27, 2018, our comparable store sales were impacted by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital. Additionally, comparable store sales declined for textbooks due to lower community college enrollment, increased consumer purchases directly from publishers and other online providers, and general weakness in the retail environment.

•
Supply Chain and Inventory: Since the demand for used and new textbooks has historically been greater than the available supply, our financial results are highly dependent upon MBS Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks on consignment or rental programs which could impact used textbook supplies in the future. In February 2018, BNED signed an agreement with McGraw-Hill Education, in which MBS would act as a distributor for rental textbooks offered through McGraw-Hill Education's newly announced rental program. The program includes more than 250 titles, with plans for all future titles. See Fiscal Year 2018 Highlights above for additional information.

•
Demand for Digital Offerings: Over the longer-term, we anticipate significant new opportunities for our digital product offerings. Through our LoudCloud platform, we address the growing demand for alternative forms of educational materials and learning tools. In addition, our acquisition of Student Brands offers additional digital direct-to-student services, centered on assisting students with the writing process. See Fiscal Year 2018 Highlights above for additional information.

•
New and Existing Bookstore Contracts: We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We expect to continue to successfully renew our current contracts on favorable terms.

•
Campus Bookstore Outsourcing: We continue to see increasing trends towards outsourcing in the campus bookstore market, including virtual bookstores and online marketplace websites. We also continue to see a variety of business models being pursued for the provision of textbooks, course materials and general merchandise. Contract costs, which are included in cost of sales, and primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense, have generally increased as a percentage of sales as a result of increased competition for renewals and new store contracts. We continue to work on evolving our business model and enhance our solutions, as well as enforce our contract exclusivity, to combat increased competition.

•
Course Materials Market: In addition to the competition in the services we provide to our customers, our textbook business faces significant price competition. Many students purchase from multiple textbook providers, are highly price sensitive and can easily shift spending from one provider or format to another. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. As we expand our textbook rental offerings, students have been shifting away from higher priced textbook purchases to lower priced rental options, which has resulted in lower textbook sales and increasing rental income.

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
Elements of Results of Operations
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). On February 27, 2017, we acquired MBS Textbook Exchange, LLC and on August 3, 2017 we acquired Student Brands, LLC. The results of operations for the 13 and 39 weeks ended January 27, 2018 include the financial results of both MBS and Student Brands and all material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of MBS and Student Brands.
Our sales are primarily derived from the sale of course materials, which include new and used textbooks and digital textbooks. Our rental income is primarily derived from the rental of physical and digital textbooks. At college and university bookstores which we operate, we sell emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. We also derive revenue from sales related to inventory management, hardware and point-of-sale software and direct-to-student subscription-based writing services.
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
Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales:
Product sales and other	$540,903	$457,147	$1,693,230	$1,372,810
Rental income	62,488	64,477	152,733	158,722
Total sales	$603,391	$521,624	$1,845,963	$1,531,532

Net (loss) income	$(283,235)	$3,761	$(269,623)	$5,134

Adjusted Earnings (non-GAAP) (a)	$19,644	$4,047	$39,781	$7,848

Adjusted EBITDA (non-GAAP) (a)
BNC	$19,636	$18,814	$54,329	$52,681
MBS	20,752	—	56,000	—
Elimination	(5,827)	—	(5,782)	—
Total Adjusted EBITDA (non-GAAP)	$34,561	$18,814	$104,547	$52,681

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.
Store Count

	13 weeks ended January 27, 2018		13 weeks ended January 28, 2017
Number of Stores:	BNC Stores	MBS Direct Stores	BNC Stores
Opened	6	5	2
Closed	1	13	3
Opened at end of period	782	698	770

Comparable store sales (a)	(6.2)%	N/A	(5.3)%

	39 weeks ended January 27, 2018		39 weeks ended January 28, 2017
Number of Stores:	BNC Stores	MBS Direct Stores	BNC Stores
Opened	30	19	36
Closed	17	33	17
Opened at end of period	782	698	770

Comparable store sales (a)	(4.7)%	N/A	(4.0)%

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

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales:
Product sales and other	89.6%	87.6%	91.7%	89.6%
Rental income	10.4	12.4	8.3	10.4
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	77.6	80.1	78.3	80.0
Rental cost of sales (a)	59.6	61.3	60.2	61.7
Total cost of sales	75.7	77.8	76.8	78.1
Gross margin	24.3	22.2	23.2	21.9
Selling and administrative expenses	18.6	18.6	17.7	18.4
Depreciation and amortization expense	2.8	2.5	2.6	2.6
Impairment loss (non-cash)	51.9	—	17.0	—
Restructuring and other charges	—	—	0.3	0.1
Transaction costs	—	0.1	0.1	0.2
Operating (loss) income	(49.0)%	1.0%	(14.5)%	0.6%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 39 weeks ended January 27, 2018 compared with the 13 and 39 weeks ended January 28, 2017

	13 weeks ended, January 27, 2018				13 weeks ended
Dollars in thousands	BNC(a)	MBS (b)	Eliminations	January 27, 2018 (a),(b)	January 28, 2017
Sales:
Product sales and other	$445,642	$137,257	$(41,996)	$540,903	$457,147
Rental income	60,818	1,670		62,488	64,477
Total sales	506,460	138,927	(41,996)	603,391	521,624
Cost of sales:
Product and other cost of sales	352,742	103,068	(36,169)	419,641	366,190
Rental cost of sales	36,305	910	—	37,215	39,509
Total cost of sales	389,047	103,978	(36,169)	456,856	405,699
Gross profit	117,413	34,949	(5,827)	146,535	115,925
Selling and administrative expenses	97,777	14,197	—	111,974	97,111
Depreciation and amortization expense	15,411	1,596	—	17,007	13,149
Impairment loss (non-cash)	313,130	—	—	313,130
Restructuring and other charges	—	—	—	—	—
Transaction costs	49	—	—	49	467
Operating (loss) income	$(308,954)	$19,156	$(5,827)	$(295,625)	$5,198

	39 weeks ended, January 27, 2018				39 weeks ended
Dollars in thousands	BNC(a)	MBS (b)	Eliminations	January 27, 2018 (a),(b)	January 28, 2017
Sales:
Product sales and other	$1,369,770	$409,300	$(85,840)	$1,693,230	$1,372,810
Rental income	148,454	4,279	—	152,733	158,722
Total sales	1,518,224	413,579	(85,840)	1,845,963	1,531,532
Cost of sales:
Product and other cost of sales	1,090,756	315,523	(80,058)	1,326,221	1,098,682
Rental cost of sales	89,593	2,343	—	91,936	97,998
Total cost of sales	1,180,349	317,866	(80,058)	1,418,157	1,196,680
Gross profit	337,875	95,713	(5,782)	427,806	334,852
Selling and administrative expenses	283,546	42,986	—	326,532	282,171
Depreciation and amortization expense	43,879	4,849	—	48,728	39,057
Impairment loss (non-cash)	313,130	—	—	313,130	—
Restructuring and other charges	5,429	—	—	5,429	1,790
Transaction costs	1,895	—	—	1,895	2,638
Operating (loss) income	$(310,004)	$47,878	$(5,782)	$(267,908)	$9,196

(a)
On August 3, 2017, we acquired Student Brands, LLC. The condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands in the BNC segment from the date of acquisition, August 3, 2017, and the condensed consolidated financial statements for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of Student Brands.

(b)
On February 27, 2017, we acquired MBS. The results of operations for the 13 and 39 weeks ended January 27, 2018 include the financial results of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the 13 and 39 weeks ended January 28, 2017 exclude the financial results of MBS.

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 27, 2018 and January 28, 2017:

	13 weeks ended			39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017%		January 27, 2018	January 28, 2017%
Product sales and other	$540,903	$457,147	18.3%	$1,693,230	$1,372,810	23.3%
Rental income	62,488	64,477	(3.1)%	152,733	158,722	(3.8)%
Total Sales	$603,391	$521,624	15.7%	$1,845,963	$1,531,532	20.5%
Our sales increased $81.7 million, or 15.7%, to $603.4 million during the 13 weeks ended January 27, 2018 from $521.6 million during the 13 weeks ended January 28, 2017. Our sales increased $314.4 million, or 20.5%, to $1,846.0 million during the 39 weeks ended January 27, 2018 from $1,531.5 million during the 39 weeks ended January 28, 2017. Sales increased primarily due to the acquisition of MBS and Student Brands, partially offset by BNC comparable sales declines primarily due to lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and general weakness in the retail environment. The components of the variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended		39 weeks ended
Dollars in millions	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
MBS Sales (a)
Wholesale	$92.2	$—	$232.2	$—
Direct	46.7	—	181.4	—
MBS Sales subtotal:	$138.9	$—	$413.6	$—
BNC Sales
New stores	$14.1	$34.2	$55.8	$92.7
Closed stores	(2.2)	(8.0)	(9.7)	(20.6)
Comparable stores	(31.3)	(27.3)	(69.9)	(59.8)
Textbook rental deferral	2.6	2.3	6.2	0.1
Service revenue (b)	6.7	0.9	13.1	3.3
Other (c)	(5.1)	1.1	(8.8)	2.5
BNC Sales subtotal:	$(15.2)	$3.2	$(13.3)	$18.2
Eliminations (d)	$(42.0)	$—	$(85.9)	$—
Total sales variance	$81.7	$3.2	$314.4	$18.2

(a)
Represents sales for MBS for the 13 and 39 weeks ended January 27, 2018. MBS’s business is highly seasonal. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. MBS has significantly lower operating profit or operating loss realized during the fourth quarter.

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

Rental income for BNC for the 13 and 39 weeks ended January 27, 2018 decreased by $3.7 million, or 5.7%, and $10.3 million, or 6.5%, respectively. For the 13 and 39 weeks ended January 27, 2018, rental income for BNC was impacted by an increase in the recognition of our previously deferred rental revenue of $2.6 million and $6.2 million, respectively, and decreased rental activity. Excluding the impact of the deferred revenue, rental income decreased by $6.3 million, or 7.5% and $16.5 million, or 7.5%, respectively.
BNC added 30 new stores and closed 17 stores during the 39 weeks ended January 27, 2018, ending the period with a total of 782 stores.

Comparable store sales variances for BNC by category for the 13 and 39 week periods are as follows:

Comparable Store Sales variances-BNC	13 weeks ended				39 weeks ended
Dollars in millions	January 27, 2018		January 28, 2017		January 27, 2018		January 28, 2017
Textbooks	$(26.3)	(7.2)%	$(25.4)	(6.7)%	$(62.8)	(6.1)%	$(55.3)	(5.3)%
General Merchandise	(3.5)	(2.8)%	(0.5)	(0.5)%	(3.3)	(0.8)%	(1.2)	(0.3)%
Trade Books	(1.5)	(11.9)%	(1.2)	(8.3)%	(3.8)	(9.5)%	(2.7)	(6.2)%
Other	—	—%	(0.2)	(86.7)%	—	—%	(0.6)	(88.3)%
Total Comparable Store Sales	$(31.3)	(6.2)%	$(27.3)	(5.3)%	$(69.9)	(4.7)%	$(59.8)	(4.0)%
Comparable store sales for BNC decreased for the 13 and 39 week sales periods. Comparable store sales were impacted primarily by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital. Comparable store sales were also impacted by the timing of the spring back-to-school rush season which extended past the close of our fiscal third quarter and lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.
Textbook revenue for BNC for the 13 and 39 weeks ended January 27, 2018 decreased primarily due to lower new and used textbook sales and rentals as discussed above, while eTextbook revenue increased. General merchandise sales for BNC decreased for the 13 weeks ended January 27, 2018 primarily due to a decrease in school supplies, computer and convenience product sales, and emblematic apparel, partially offset by higher graduation products sales. General merchandise sales for BNC decreased for the 39 weeks ended January 27, 2018 primarily due to a decrease in school supplies, and computer and convenience product sales, partially offset by higher emblematic apparel and graduation products sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 75.7% during the 13 weeks ended January 27, 2018 compared to 77.8% during the 13 weeks ended January 28, 2017. Our gross margin increased by $30.6 million, or 26.4%, to $146.5 million, or 24.3% of sales, during the 13 weeks ended January 27, 2018 from $115.9 million, or 22.2% of sales, during the 13 weeks ended January 28, 2017.
Our cost of sales decreased as a percentage of sales to 76.8% during the 39 weeks ended January 27, 2018 compared to 78.1% during the 39 weeks ended January 28, 2017. Our gross margin increased by $93.0 million, or 27.8%, to $427.8 million, or 23.2% of sales, during the 39 weeks ended January 27, 2018 from $334.9 million, or 21.9% of sales, during the 39 weeks ended January 28, 2017.
Intercompany Eliminations
During the 13 and 39 weeks ended January 27, 2018, our sales eliminations were $42.0 million and $85.9 million, respectively. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 13 and 39 weeks ended January 27, 2018, the cost of sales eliminations were $36.2 million and $80.1 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
The $5.8 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during both the 13 and 39 weeks ended January 27, 2018.
MBS
The cost of sales and gross margin for MBS was $104.0 million or 74.8% of sales and $35.0 million or 25.2% of sales, respectively, during the 13 weeks ended January 27, 2018. The cost of sales and gross margin for MBS was $317.9 million or 76.9% of sales and $95.7 million or 23.1% of sales, respectively, during the 39 weeks ended January 27, 2018. The MBS gross margin as a percentage of sales is impacted by the seasonality of their business. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution, which somewhat offsets the decreased first quarter sales attributable to our retail business. For the 13 and 39 weeks ended January 27, 2018, the margin impact was primarily due to certain fixed warehouse facility and operation costs. For the 39 weeks ended January 27, 2018, the margin was also impacted by the incremental cost of sales of $3.3 million related to recording MBS inventory at fair value as of the acquisition date. The non-cash fair value inventory adjustment of $3.7 million for MBS was recognized over six months from the date of acquisition and was allocated based on monthly sales. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for MBS was $314.6 million or 76.1% of sales and $99.0 million or 23.9% of sales, respectively, during the 39 weeks ended January 27, 2018.
BNC
The following table summarizes the BNC cost of sales for the 13 and 39 weeks ended January 27, 2018 and January 28, 2017:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Related Sales	January 28, 2017	% of Related Sales	January 27, 2018	% of Related Sales	January 28, 2017	% of Related Sales
Product and other cost of sales	$352,742	79.2%	$366,190	80.1%	$1,090,756	79.6%	$1,098,682	80.0%
Rental cost of sales	36,305	59.7%	39,509	61.3%	89,593	60.4%	97,998	61.7%
Total Cost of Sales	$389,047	76.8%	$405,699	77.8%	$1,180,349	77.7%	$1,196,680	78.1%
The following table summarizes the BNC gross margin for the 13 and 39 weeks ended January 27, 2018 and January 28, 2017:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Related Sales	January 28, 2017	% of Related Sales	January 27, 2018	% of Related Sales	January 28, 2017	% of Related Sales
Product and other gross margin	$92,900	20.8%	$90,957	19.9%	$279,014	20.4%	$274,128	20.0%
Rental gross margin	24,513	40.3%	24,968	38.7%	58,861	39.6%	60,724	38.3%
Gross Margin	$117,413	23.2%	$115,925	22.2%	$337,875	22.3%	$334,852	21.9%
For the 13 weeks ended January 27, 2018, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (90 basis points), driven primarily by high margin Student Brands subscription service revenue earned (125 basis points), higher margin rates (20 basis points) related to decreased markdowns on textbooks, and lower costs related to our college and university contracts (5 basis points) resulting from contract renewals and new store contracts. This increase was partially offset by an unfavorable sales mix (60 basis points) resulting from a decrease in higher margin used textbooks and general merchandise as a percentage of sales.

•
Rental gross margin increased (160 basis points), driven primarily by higher rental margin rates (185 basis points) and lower costs related to our college and university contracts (15 basis points) resulting from contract renewals and new store contracts, partially offset by an unfavorable rental mix (40 basis points).

For the 39 weeks ended January 27, 2018, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (40 basis points), driven primarily by Student Brands subscription service revenue earned (75 basis points) and higher margin rates (15 basis points) related to decreased markdowns on textbooks. This increase was partially offset by an unfavorable sales mix (30 basis points) resulting from a decrease in higher margin used textbooks as a percentage of sales and lower costs related to our college and university contracts (15 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (130 basis points), driven primarily by higher rental margin rates (190 basis points), partially offset by higher costs related to our college and university contracts (15 basis points) resulting from contract renewals and new store contracts and an unfavorable rental mix (35 basis points).

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
Total Selling and Administrative Expenses	$111,974	18.6%	$97,111	18.6%	$326,532	17.7%	$282,171	18.4%
During the 13 weeks ended January 27, 2018, selling and administrative expenses increased by $14.9 million, or 15.3%, to $112.0 million from $97.1 million during the 13 weeks ended January 28, 2017. During the 39 weeks ended January 27, 2018, selling and administrative expenses increased by $44.4 million, or 15.7%, to $326.5 million from $282.2 million during the 39 weeks ended January 28, 2017. The increase for the 13 and 39 weeks was primarily due to the selling and administrative expenses for MBS of $14.2 million and $43.0 million, respectively (which includes a $1.7 million and $5.1 million selling and administrative expense allocation from BNC for shared corporate overhead, during the 13 and 39 weeks ended January 27, 2018, respectively).
During the 13 weeks ended January 27, 2018, BNC's selling and administrative expenses increased by $0.7 million, or 0.7%, to $97.8 million from $97.1 million. The increase was primarily due to a $0.7 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $11.9 million increase in new store sales (net of closed stores), a $2.1 million increase in Student Brands expenses, and a $0.9 million increase in corporate overhead, including digital expenses. These increases were partially offset by a $1.7 million of shared corporate overhead costs allocated to MBS and a $1.3 million decrease in comparable store payroll and operating expenses.
During the 39 weeks ended January 27, 2018, BNC's selling and administrative expenses increased by $1.4 million, or 0.5%, to $283.5 million from $282.2 million. The increase was primarily due a $4.3 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $46.1 million increase in new store sales (net of closed stores), a $4.1 million increase in Student Brands expenses, and a $2.8 million increase in corporate overhead, including digital expenses. These increases were partially offset by a $5.1 million of shared corporate overhead costs allocated to MBS and a $4.7 million decrease in comparable store payroll and operating expenses.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
Total Depreciation and Amortization Expense	$17,007	2.8%	$13,149	2.5%	$48,728	2.6%	$39,057	2.6%
Depreciation and amortization expense increased by $3.9 million, or 29.3%, to $17.0 million during the 13 weeks ended January 27, 2018 from $13.1 million during the 13 weeks ended January 28, 2017. Depreciation and amortization expense increased by $9.7 million, or 24.8%, to $48.7 million during the 39 weeks ended January 27, 2018 from $39.1 million during the 39 weeks ended January 28, 2017. This increase was primarily attributable to incremental depreciation and amortization expense resulting from the acquisitions of MBS and Student Brands associated with the property and equipment and identified intangibles recorded at fair value as of the respective acquisition dates and additional capital expenditures for BNC.
Impairment loss (non-cash)
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2018. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach and the market approach. Based on the results of the test, the carrying value of the BNC reporting unit exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313.1 million. For information, see Part I - Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies in this Form 10-Q.
Restructuring and other charges
Restructuring
In Fiscal 2016, in our BNC segment, we implemented a plan to restructure our digital education operations and we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington, which was completed during the first quarter of Fiscal 2017. We recorded restructuring costs of $0.07 million and $1.8 million during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 39 weeks ended January 27, 2018, we recognized expenses totaling approximately $5.4 million, which is comprised of the severance and transition payments as well as related expenses. For additional information, see Part I - Item 1. Financial Statements - Note 9. Supplementary Information in this Form 10-Q or the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Transaction Costs
Transaction costs were $0.05 million and $1.9 million during the 13 and 39 weeks ended January 27, 2018 compared to $0.5 million and $2.6 million during the 13 and 39 weeks ended January 28, 2017, respectively. We incur transaction costs for business development and acquisitions as discussed above. For additional information related to our recent acquisitions, see Part I - Item 1. Financial Statements - Note 4. Acquisitions in this Form 10-Q.

Operating (Loss) Income

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
Total Operating (Loss) Income	$(295,625)	(49.0)%	$5,198	1.0%	$(267,908)	(14.5)%	$9,196	0.6%
Our operating loss was $295.6 million during the 13 weeks ended January 27, 2018 compared to operating income of $5.2 million during the 13 weeks ended January 28, 2017. This increase was due to the matters discussed above. For the 13 weeks ended January 27, 2018, excluding the $313.1 million of goodwill impairment and transaction costs of $0.05 million, operating income was $17.6 million (or 2.9% of sales). For the 13 weeks ended January 28, 2017, excluding the transaction costs of $0.5 million, discussed above, operating income was $5.7 million (or 1.1% of sales) during the 13 weeks ended January 28, 2017.
Our operating loss was $268.0 million during the 39 weeks ended January 27, 2018 compared to operating income of $9.2 million during the 39 weeks ended January 28, 2017. This increase was due to the matters discussed above. For the 39 weeks ended January 27, 2018, excluding the $313.1 million of goodwill impairment, the $3.3 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the restructuring and other charges of $5.4 million and transaction costs of $1.9 million, all discussed above, operating loss was $55.8 million (or 3.0% of sales). For the 39 weeks ended January 28, 2017, excluding the transaction costs of $2.6 million and restructuring costs and other charges of $1.8 million, discussed above, operating income was $13.6 million (or 0.9% of sales) during the 39 weeks ended January 28, 2017.
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Interest Expense, Net	$2,954	$679	$7,828	$1,975
Net interest expense increased by $2.3 million to $3.0 million during the 13 weeks ended January 27, 2018 from $0.7 million during the 13 weeks ended January 28, 2017. Net interest expense increased by $5.9 million to $7.8 million during the 39 weeks ended January 27, 2018 from $2.0 million during the 39 weeks ended January 28, 2017. The increase was primarily due to increased borrowings under the Credit Facility and the FILO Facility (which was entered into during Fiscal 2017).
Income Tax (Benefit) Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	Effective Rate	January 28, 2017	Effective Rate	January 27, 2018	Effective Rate	January 28, 2017	Effective Rate
Income Tax (Benefit) Expense	$(15,344)	5.1%	$758	16.8%	$(6,113)	2.2%	$2,087	28.9%
We recorded an income tax benefit of $(15.3) million on a pre-tax loss of $(298.6) million of during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of 5.1% and an income tax expense of $0.7 million on pre-tax income of $4.5 million during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 16.8%.
We recorded an income tax benefit of $(6.1) million on a pre-tax loss of $(275.7) million of during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 2.2% and an income tax expense of $2.1 million on pre-tax income of $7.2 million during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 28.9%.
The effective tax rates for the 13 and 39 weeks ended January 27, 2018 are significantly lower as compared to the comparable prior year periods due to the tax benefit of U.S. Tax Reform, partially offset by permanent differences, which in this quarter includes the nondeductible portion of the goodwill impairment.
Management expects nondeductible compensation expense for the current fiscal year to be significantly lower compared to the prior fiscal year as components of our executive compensation program now qualify as deductible under Section 162(m) of the Internal Revenue Code. In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring tax benefits arising from the Spin-Off. Management does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate either in the current fiscal year or in future fiscal year.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of January 27, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $21.1 million reduction of the value of the our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
Net (Loss) Income

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net (Loss) Income	$(283,235)	$3,761	$(269,623)	$5,134
As a result of the factors discussed above, we reported net loss of $(283.2) million during the 13 weeks ended January 27, 2018, compared with a net income of $3.8 million during the 13 weeks ended January 28, 2017. Adjusted Earnings (non-GAAP) is $19.6 million during the 13 weeks ended January 27, 2018, compared with $4.0 million during the 13 weeks ended January 28, 2017. See Adjusted Earnings (non-GAAP) discussion below.
As a result of the factors discussed above, we reported net loss of $(269.6) million during the 39 weeks ended January 27, 2018, compared with a net income of $5.1 million during the 39 weeks ended January 28, 2017. Adjusted Earnings (non-GAAP) is $39.8 million during the 39 weeks ended January 27, 2018, compared with $7.8 million during the 39 weeks ended January 28, 2017. See Adjusted Earnings (non-GAAP) discussion below.
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

Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net (loss) income	$(283,235)	$3,761	$(269,623)	$5,134
Reconciling items, after-tax (below)	302,879	286	309,404	2,714
Adjusted Earnings (non-GAAP) (a)	$19,644	$4,047	$39,781	$7,848

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$313,130	$—	$313,130	$—
Inventory valuation amortization (MBS) (non-cash) (a)	—	—	3,273	—
Restructuring and other charges (a)	—	—	5,429	1,790
Transaction costs (a)	49	467	1,895	2,638
Reconciling items, pre-tax	313,179	467	323,727	4,428
Less: Pro forma income tax impact (b)	10,300	181	14,323	1,714
Reconciling items, after-tax	$302,879	$286	$309,404	$2,714

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net (loss) income	$(283,235)	$3,761	$(269,623)	$5,134
Add:
Depreciation and amortization expense	17,007	13,149	48,728	39,057
Interest expense, net	2,954	679	7,828	1,975
Income tax expense	(15,344)	758	(6,113)	2,087
Impairment loss (non-cash) (a)	313,130	—	313,130	—
Inventory valuation amortization (MBS) (non-cash) (a)	—	—	3,273	—
Restructuring and other charges (a)	—	—	5,429	1,790
Transaction costs (a)	49	467	1,895	2,638
Adjusted EBITDA (non-GAAP) (a)	$34,561	$18,814	$104,547	$52,681

(a)	See Management Discussion and Analysis - Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 39 weeks ended January 27, 2018. Prior to the acquisition of MBS on February 27, 2017, we had only one reportable segment.

Adjusted EBITDA - by Segment	13 weeks ended, January 27, 2018
Dollars in thousands	BNC	MBS	Elimination (a)	Total
Sales	$506,460	$138,927	$(41,996)	$603,391
Cost of sales	389,047	103,978	(36,169)	456,856
Gross profit	117,413	34,949	(5,827)	146,535
Selling and administrative expenses	97,777	14,197	—	111,974
Adjusted EBITDA (non-GAAP)	$19,636	$20,752	$(5,827)	$34,561

Adjusted EBITDA - by Segment	39 weeks ended, January 27, 2018
Dollars in thousands	BNC	MBS	Elimination (a)	Total
Sales	$1,518,224	$413,579	$(85,840)	$1,845,963
Cost of sales (MBS excludes $3,273 related to inventory fair value amortization) (a)	1,180,349	314,593	(80,058)	1,414,884
Gross profit	337,875	98,986	(5,782)	431,079
Selling and administrative expenses	283,546	42,986	—	326,532
Adjusted EBITDA (non-GAAP)	$54,329	$56,000	$(5,782)	$104,547
(a) See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of January 27, 2018, we had a total of $113.0 million of outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017
Cash, cash equivalents, and restricted cash at beginning of period	$21,697	$30,866
Net cash flows provided by operating activities	141,440	145,002
Net cash flows used in investing activities	(89,839)	(33,651)
Net cash flows used in financing activities	(48,230)	(7,858)
Cash, cash equivalents, and restricted cash at end of period	$25,068	$134,359
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations (BNC and MBS Direct), cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS Wholesale, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks for retail distribution. For both BNC and MBS, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during the 39 weeks ended January 27, 2018 were $141.4 million compared to $145.0 million during the 39 weeks ended January 28, 2017. This decrease of $3.6 million was primarily due to changes in working capital (including cash income tax payment), and changes in other long-term liabilities and deferred tax balances (primarily driven by the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act).
Cash Flow from Investing Activities
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
Cash flows used in investing activities during the 39 weeks ended January 27, 2018 were $(89.8) million compared to $(33.7) million during the 39 weeks ended January 28, 2017. The increase is primarily due to the acquisition of Student Brands for $57.4 million (cash consideration of $62.0 million, including cash acquired of $4.6 million) during the 39 weeks ended January 27, 2018, higher capital expenditures primarily for MBS and contractual capital investments associated with renewing existing contracts, and new store construction for BNC, offset by lower deferred contract costs related to our bookstore contracts. Capital expenditures totaled $30.1 million and $26.5 million during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively.

Cash Flow from Financing Activities
Cash flows used in financing activities during the 39 weeks ended January 27, 2018 were $(48.2) million compared $(7.9) million during the 39 weeks ended January 28, 2017. This net change of $40.3 is primarily due to increased net borrowings under the credit agreement of $46.6 million (primarily to fund recent acquisitions), and decreased payments for Common Stock repurchased of $6.2 million during the 39 weeks ended January 27, 2018.
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
During the 39 weeks ended January 27, 2018, we borrowed $481.6 million and repaid $528.2 million under the Credit Agreement. Net total outstanding borrowings of $113.0 million as of January 27, 2018 is comprised entirely of outstanding borrowings under the Credit Facility. As of January 27, 2018, we have issued $4.8 million in letters of credit under the facility. During the 39 weeks ended January 28, 2017, we borrowed and repaid $116.1 million under the Credit Facility.
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
Income Tax Implications on Liquidity
As of January 27, 2018, other long-term liabilities includes $54.4 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13.8 million of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 27, 2018, we did not repurchase any of our Common Stock. As of January 27, 2018, approximately $26.7 million remains available under the stock repurchase program.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 29, 2017.
Off-Balance Sheet Arrangements
As of January 27, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
With the exception of the Evaluation of Goodwill Impairment discussion, our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 29, 2017. For current information related to our Evaluation of Goodwill Impairment, see Part I - Item

1. Financial Statements - Note 2. Summary of Significant Accounting Policies in this Form 10-Q.
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

•
the strategic objectives, successful integration, anticipated synergies, and/or other expected potential benefits of various acquisitions, including MBS Textbook Exchange, LLC and Student Brands, LLC, may not be fully realized or may take longer than expected;

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

•	our ability to successfully implement our strategic initiatives including our ability to identify, compete for and execute upon additional acquisitions and strategic investments;

•	risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;

•	changes to purchase or rental general terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	technological changes;

•	risks associated with counterfeit and piracy of digital and print materials;

•	our international operations could result in additional risks;

•	our ability to attract and retain employees;

•	the risk of price reduction or change in format of course materials by publishers, which could negatively impact revenues and margin;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;

•	disruptions to our information technology systems, infrastructure and data due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;

•	disruption of or interference with third party web service providers and our own proprietary technology;

•	work stoppages or increases in labor costs;

•	possible increases in shipping rates or interruptions in shipping service;

•	product shortages, including risks associated with merchandise sourced indirectly from outside the United States;

•	changes in domestic and international laws or regulations, including U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;

•	enactment of laws which may restrict or prohibit our use of emails or similar marketing activities;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations, tax-related proceedings, or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the year ended April 29, 2017.
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
Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 27, 2018 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 29, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of January 27, 2018 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 29, 2017 - November 25, 2017	—	$—	—	$26,669,324
November 26, 2017 - December 30, 2017	—	$—	—	$26,669,324
December 31, 2017 - January 27, 2018	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 27, 2018, we did not repurchase any shares of our Common Stock.
During the 39 weeks ended January 27, 2018, we also repurchased 259,348 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

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
March 1, 2018

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