Form 10-K
period 2018-04-28
Barnes & Noble Education, Inc.
filed 2018-06-20
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $301 million based upon the closing market price of $6.52 per share of Common Stock on the New York Stock Exchange as of October 28, 2017. As of June 8, 2018, 46,916,616 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

•	our ability to successfully implement our strategic initiatives including our ability to identify, compete for and execute upon additional acquisitions and strategic investments;

•	risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;

•	changes to purchase or rental terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	technological changes;

•	risks associated with counterfeit and piracy of digital and print materials;

•	our international operations could result in additional risks;

•	our ability to attract and retain employees;

•	the risk of price reduction or change in format of course materials by publishers, which could negatively impact revenues and margin;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;

•	disruptions to our information technology systems, infrastructure and data due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;

Index to Form 10-K Index to FS

•	disruption of or interference with third party web service providers and our own proprietary technology;

•	work stoppages or increases in labor costs;

•	possible increases in shipping rates or interruptions in shipping service;

•	product shortages, including risks associated with merchandise sourced indirectly from outside the United States;

•	changes in domestic and international laws or regulations, including U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;

•	enactment of laws which may restrict or prohibit our use of emails or similar marketing activities;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations, tax-related proceedings, or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A of this Form 10-K.
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

Index to Form 10-K Index to FS

EXPLANATORY NOTE
The consolidated financial statements for the 13 and 52 weeks ended April 28, 2018 include the financial results of MBS Textbook Exchange, LLC ("MBS") for the entire period and include the financial results of Student Brands, LLC from the date of acquisition, August 3, 2017. The consolidated financial statements for the 13 and 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, and exclude the financial results of Student Brands, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.
Prior to the fourth quarter of fiscal year 2018, we had two reportable segments: BNC and MBS. In connection with our focus on developing digital solutions, during the fourth quarter of fiscal year 2018, the Company realigned its business into the following three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.

•
The BNC Segment is comprised of the operations of Barnes & Noble College Booksellers, LLC ("BNC") which operates 768 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.

•
The MBS Segment is comprised of MBS Textbook Exchange, LLC's ("MBS") two highly integrated businesses: MBS Direct which operates 676 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 768 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores.

•
The Digital Student Solutions ("DSS") Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties, as well as tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes.

Corporate Services represents unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Our consolidated financial statements reflect the following reclassifications for consistency with the current year presentation:

•	Cost of Sales expenses primarily related to facility costs and insurance for the Corporate Services component have been reclassified to Selling and Administrative Expenses.

•
For our digital rental products, we have reclassified Rental Income to Product Sales and Other, and have reclassified Rental Cost of Sales to Product and Other Cost of Sales, with no impact to Gross Margin. Digital rental revenue and digital rental cost of sales are recognized at the time of delivery and are not deferred over the rental period.

Prior periods presented reflect the segment presentation and reclassifications noted above. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS

PART I
Item 1. BUSINESS
Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” or “BNC” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC, a Delaware corporation. References to "Student Brands" refer to our direct-to-student subscription-based writing services business operated through our subsidiary Student Brands, LLC.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2018” means the 52 weeks ended April 28,2018, “Fiscal 2017” means the 52 weeks ended April 29,2017, “Fiscal 2016” means the 52 weeks ended April 30, 2016, “Fiscal 2015” means the 52 weeks ended May 2, 2015, and “Fiscal 2014” means the 53 weeks ended May 3, 2014.
Unless otherwise indicated, market and industry information contained in this Form 10-K is based on information provided by the National Association of College Stores ("NACS") and management estimates of market shares.

OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States, one of the largest textbook wholesalers and inventory management hardware and software providers, and a leading provider of digital education solutions. Through our Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, we operate 1,444 physical and virtual bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Student Brands subsidiary and associated websites, a leading direct-to-student subscription-based writing services business, we offer services to approximately 100,000 subscribers, by offering student assistance through the writing process and journey.
The strengths of our business, as discussed below, includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
As demand for new, enhanced, and more affordable products and services increase in the rapidly changing education landscape, we strive to evolve our business model and enhance our solutions. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials sourcing and sales, to include new digital services that support successful student outcomes. We aim to be an even stronger partner for schools and meet customer needs by expanding our physical and virtual bookstore service capabilities, courseware offerings and digital platform services.
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. The implementation of our core digital strategy relies on our direct access to students from our bookstore operations, where we can attach our existing and future suite of digital products and services both online and in our stores.
We are ready to meet the digital demand with our virtual bookstore and e-commerce solutions. We focus on providing affordable solutions, such as our First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, LoudCloud Courseware™, is a turnkey solution for colleges and universities that offers advanced, affordable learning materials built on a high-quality foundation of OER or custom developed content from experts and faculty, as well as enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. LoudCloud Courseware™ significantly reduces course material costs for students and enables easier implementation for faculty.
We offer our Student Brands solutions focused on providing students assistance through the writing process and journey. We offer these online solutions to students via internet search engine optimization ("SEO"), as well as by marketing directly to students in our BNC and MBS physical and virtual bookstore footprint.
We believe that our strategic actions over the past three years, including the acquisitions of LoudCloud Systems, Inc. ("LoudCloud"), MBS and Student Brands, respectively, and ongoing development of courseware, have substantially enhanced

Index to Form 10-K Index to FS

our competitive position. Fiscal 2018 was a transformational period in which we began to leverage our newly-expanded customer base and distribution channels to broaden our reach to students and deepen our institutional partnerships. We continue to focus on providing product and service offerings designed to address the most pressing issues in higher education, including affordable and accessible course materials and products designed to drive and improve student outcomes.
Strengths of Our Businesses
The major strengths of our businesses are as follows:

•
Ability to Compete by Developing New Products and Solutions to Meet Market Needs. We offer a comprehensive range of cost-effective alternatives for course materials. As demand for new, enhanced, and more affordable products and services increase in the rapidly changing education landscape, we strive to evolve our business model and enhance our solutions. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials to include new digital services that increase the likelihood of successful student outcomes.

◦
First Day™. We offer our First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. We have entered into several agreements with major publishers, including Cengage, McGraw-Hill Education and Pearson, to distribute their e-content through First Day™.

◦
Comprehensive Suite of Course Materials. Our physical and virtual bookstores and accompanying e-commerce sites offer new and used, print and digital course materials, which are available to buy or rent. Through our MBS Wholesale business, we possess a robust inventory comprised of approximately 300,000 textbook titles in stock and maintain a comprehensive catalog of new and used textbooks and digital course material solutions.

Additionally, MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's newly announced consignment rental program (which includes approximately 230 titles) and Pearson Education’s expanded consignment rental program (which includes approximately 150 titles). Through its centrally located, advanced distribution center, MBS will offer the seamless integration of these consignment rental programs and centralized administration and distribution to more than 3,500 stores. These consignment rental programs will also be made available to MBS Wholesale customers, including institutionally run and contract managed campus bookstores, as well as BNC physical bookstores, and MBS Direct customers.

◦
LoudCloud Courseware™. Our courseware, utilizing open educational resources ("OER") and other expert sources, is a cost-effective solution enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. In Fiscal 2018, consistent with our LoudCloud Courseware™ development road map, we expanded our courseware titles from 10 to 32 course titles, with sales to approximately 21,000 students at 40 colleges and universities, including technical colleges and online programs. LoudCloud Courseware™ significantly reduces course material costs for students and enables easier implementation for faculty.

◦
Student Solutions. Direct-to-student businesses focused on study tools, writing help, all centered around assisting students with the writing process and journey. Student Brands addresses writing pain points; students can search for a topic, develop an outline, and access authenticity technology. The content database allows students to leverage academic resources and references, with over 26 million essays across 4 languages representing more than 15 different countries, and receives more than 20 million unique monthly visitors to its sites. Student Brands has a substantial and growing community of online learners, with approximately 100,000 subscribers across its digital properties. We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes.

•
Large Footprint with Direct Access to Students and Faculty. We operate 1,444 physical and virtual bookstores and serve more than 6 million students enrolled in higher education institutions and K-12 institutions. Through Student Brands and its affiliated websites, we extend our footprint directly to students as we offer services focused on writing help to approximately 100,000 subscribers using our digital properties, across 4 languages representing more than 15 different countries.

◦
Social Hub and Customer Connections. At our physical campus bookstores, we serve as social hubs for students and their faculty, allowing us to forge deep customer relationships that help us drive awareness of our services and loyalty. For our MBS Direct and MBS Wholesale businesses, we are connected with our customers’ students online and through our proprietary systems. As a result of our proprietary data on students and textbook adoptions, we can develop prescriptive content and services to help students.

◦
System Integrations with Our Higher Education Partners. We are deeply ingrained in the course material adoption processes of our customers and seamlessly integrate their systems with our technology. Both BNC and MBS have highly

Index to Form 10-K Index to FS

integrated technology that streamlines the adoption process for faculty, enabling them to research and submit textbook adoptions online. Our technology solutions support informed decisions made by faculty on course material selection, provide information regarding title and format availability and the cost to students.

◦
Understanding Our Demographics. Our multi-channel strategies focus on building close relationships and one-to-one connections with our students, faculty, administrators, and alumni, whether in-store, online, or mobile. We provide connectivity to our services whether our customers are in the classroom, at the stadium, or at orientation. We leverage and monetize our unique access to college students for third party brand partners looking to target the college demographic.

•
Well-Established, Deep Relationships with Partners and Stable, Long-Term Contracts. We have strong partnerships with college and university administrators, as well as with publishers, vendors, and suppliers. We strive to be the first stop for students, educators, and administrators by offering existing and prospective clients the most comprehensive solutions available with our flexible physical, virtual, and hybrid bookstore models.

◦
Relationships with Colleges and Universities. BNC stores are typically operated under management agreements with the college or university to be the official university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. BNC's management contracts with colleges and universities typically include five year terms with renewal options and are typically cancelable by either party without penalty with 90 to 120 days' notice. Our BNC campus bookstores have an average relationship tenure of 15 years. From Fiscal 2015 through Fiscal 2018, over 90% of these contracts were renewed or extended, often before their termination dates. Our BNC decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.

Virtual bookstores offered through MBS Direct operate under a contract with the school as the exclusive online seller of course materials. For the past three years, we have retained over 90% of our contracts annually, with the majority of the contracts being automatically renewed as per the contract terms or renewed before their expiration dates. MBS has developed deep relationships with its wholesale customer base as a result of its substantial inventory of used textbooks, a comprehensive catalog of textbooks, and superior service and systems support. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores.

◦
Relationships with Publishers. We have long-term relationships with over 10,000 publishers, who partner with us to access one of the largest distribution networks of college and K-12 educational materials in the United States.

•
Well-Recognized Brands. The Barnes & Noble and MBS brands are virtually synonymous with bookselling, and we believe are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels.

Growth Drivers
The primary factors that we expect will enable us to grow our businesses and profitability are as follows:

•
Scalable and Advanced Digital Solutions Focused Largely on the Student. The implementation of our digital strategy leverages our significant bookstore management assets, both physical and virtual, our student relationships, and our well established brands to help accelerate the adoption of our new digital products and services. Our physical and virtual bookstore footprint, and associated student relationships, present a sizable addressable market for the Company’s new digital products and services. By their nature, our new digital solutions are designed to be marketed and sold both inside and outside our physical and virtual bookstore footprint. We continue to enhance and invest in our digital content and solutions to complement and leverage our bookstore and wholesale businesses. The revenue from these services have higher margin rates due to the relatively fixed cost structure of these operations.

Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities, and we are ready to meet demand with our virtual bookstore and e-commerce solutions, our LoudCloud Courseware™ offerings, and our direct to student writing and learning solutions. We plan to leverage our physical and virtual product offerings by bundling our complementary digital solutions to improve student success and outcomes.
During Fiscal 2019, we will invest in our student success platform and proprietary content to drive our ecosystem of products and services.  In the future, our strategy is to aggressively grow the DSS segment via: (i) internally developed new products and services; (ii) through acquisitions of companies, products and services; (iii) and by partnering with other leading service providers, like The Princeton Review. Unlike other providers of digital services to students, our well-established, deep relationships with college and university partners, as well as our physical presence on campus, provides us with a significant competitive advantage as we roll out new products and services on the campuses and universities we serve. This integration

Index to Form 10-K Index to FS

with the products and services from our other operating segments allows us to offer students new products and services in an increasingly relevant, cost effective, and targeted way.  The addressable market outside our physical and virtual bookstore footprint is an additional area where we plan to market these products and services to students.

•
Increasing Market Share with New Accounts. New store openings are an important driver of growth. In Fiscal 2018, BNC signed contracts for 33 new physical bookstores for estimated first year annual sales of $66 million. In Fiscal 2018, MBS signed contracts for 21 new virtual bookstores for estimated first year annual sales of $6 million. Currently, over 50% of college and university affiliated physical bookstores in the United States are operated by their respective institutions. We anticipate the trend towards outsourcing in the campus bookstore market, and we intend to aggressively pursue these opportunities to grow our BNC and MBS businesses. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts. Our ability to offer existing and prospective clients physical, virtual and hybrid bookstore models is a key element of our competitive strategy.

•
Expanding Our Strategic Opportunities through Acquisitions and Partnerships. We intend to pursue strategic relationships with companies that enhance our educational services or distribution platform, or create compelling content offerings. Acquisitions and partnerships, such as Student Brands, LoudCloud and MBS, helped us expand into new educational verticals and markets, but other markets for expansion remain, including international markets. These will continue to be opportunistically evaluated.

Segments
Prior to the fourth quarter of fiscal year 2018, we had two reportable segments: BNC and MBS. In connection with our focus on developing digital solutions, during the fourth quarter of fiscal year 2018, the Company realigned its business into the following three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.
We identified our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments, with additional information in each respective subsequent segment discussion.
BNC Segment
The BNC Segment is comprised of the operations of BNC which operates 768 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.
MBS Segment
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 676 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 768 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties, as well as tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes.

Index to Form 10-K Index to FS

BNC SEGMENT
General
The BNC segment is comprised of the operations of BNC which operates physical college and university campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC, offering students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC physical bookstores, e-commerce sites and digital platforms serve and interact with the key constituents in our business ecosystem and act as a key partner for students, universities and publishers.
Contracts
BNC stores are typically operated under management agreements with the college or university to be the official university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. BNC offers existing and prospective clients the flexibility of physical, virtual and hybrid bookstore models.
Agreements are typically five years with renewal options and are typically cancelable by either party without penalty with 90 to 120 days' notice. BNC pays the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; more than half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, BNC has the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. BNC also has the ability to integrate its systems with the university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Over the past four years, BNC has renewed more than 90% of their agreements, with the majority of the agreements being renewed before their expiration dates.
Customers and Distribution Network
As of April 28, 2018, BNC operates 768 physical college and university bookstores operations located in the United States, in 43 states and the District of Columbia. During Fiscal 2018, BNC opened 33 stores with estimated first year annual sales of $66 million, and closed 34 stores with estimated first year annual sales of $47 million. As of June 11, 2018, BNC has signed additional contracts for 21 new stores with estimated first year annual sales of $55 million, which are expected to open during Fiscal 2019 and expects to close 25 stores with estimated first year annual sales of $35 million. Closed stores are comprised of contracts that may have been lost in a competitive bid process, satellite store locations that we elect to close but continue to operate the main contract, and other contracts with low sales volume. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable stores.
Product and Service Offerings
BNC's campus stores are social and academic hubs through which students can access affordable course materials and affinity products, including new and used print, eTextbooks, and e-content, which are available for sale or rent; emblematic apparel and gifts; trade books; technology; school and dorm supplies; café offerings; convenience food and beverages; and graduation products. The majority of campus stores also have school-branded e-commerce sites operated by BNC which offer the same products as the on campus stores. BNC offerings also include a variety of digital content, courseware and software and related services, such as predictive analytics, and competency-based learning solutions. Product and service offerings include:

•
Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver and BNC's online platform and registration solutions are deeply ingrained in their partner schools’ textbook selection process. BNC works directly with faculty to ensure the textbooks they have chosen for their courses are available in all required formats before the start of classes. MBS’s wholesale distribution channel enables BNC to optimize textbook sourcing so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers.

BNC offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. We have entered into several agreements with major publishers, including Cengage, McGraw-Hill Education and Pearson, to provide their e-content through First Day™, or directly to BNC campus bookstores and MBS Direct virtual bookstores. The seamless delivery is made possible by our First Day™ technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials.
In Fiscal 2018, we signed an agreement with McGraw-Hill Education, in which MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's newly announced consignment rental program. The program includes approximately 230 titles. Through its centrally located, advanced distribution center, MBS will offer the seamless integration of McGraw-Hill Education's consignment rental program and centralized administration and distribution to more than 3,500 stores. McGraw-Hill Education's consignment rental program will also be made available to MBS Wholesale

Index to Form 10-K Index to FS

customers, including institutionally run and contract managed campus bookstores, as well as BNC physical bookstores, and MBS Direct customers.

•
LoudCloud Courseware™. LoudCloud Courseware™, a turnkey solution for colleges and universities, offers advanced, affordable learning materials built on a high-quality foundation of open educational resources and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. LoudCloud Courseware™ significantly reduces course material costs for students and enables easier implementation for faculty. LoudCloud Courseware™ is delivered digitally on BNC's LoudCloud platform, with analytics integrated into the solution, and companion print versions available to students and educators to provide flexibility to learn and teach in either format. Courseware offerings include general education courses, including sociology, psychology and economics. In May 2018, as part of its ongoing mission to drive affordability and accessibility, BNC announced that it lowered the price of its courseware and expanded its available subject offerings to 32 courses for the fall 2018 semester, which is consistent with our LoudCloud Courseware™ development road map. In Fiscal 2018, we had LoudCloud Courseware™ sales to approximately 21,000 students at 40 colleges and universities, including technical colleges and online programs.

•	eTextbooks. BNC has partnered with VitalSource, a global leader in building, enhancing and delivering digital content, on our digital reading platform and a broad digital catalog.

•
General Merchandise. BNC drives general merchandise sales through both its in-store and online channels and features collegiate and athletic apparel, other custom-branded school spirit products, technology products, supplies and convenience items. We continue to see significant growth in our general merchandise e-commerce sales, with year over year growth of 22.8% in Fiscal 2018. Additionally, BNC's Promoversity subsidiary's standalone e-commerce solution can serve any school, corporation or group looking for customized apparel, corporate gifts and novelties, and other merchandise.

As of April 28, 2018, BNC operates 87 True Spirit e-commerce websites, which are dedicated virtual stores that appeal specifically to the alumni and sports fan base. BNC also operates pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations continue to build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournament playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails and search engine marketing.

•
Cafes and Convenience Stores. BNC operates 86 customized cafés, featuring Starbucks Coffee®, and 18 stand-alone convenience stores, as well as diverse grab-and-go options including organic, vegan, gluten-free and ethnic fare. These offerings increase traffic and time spent in our physical stores.

•
LoudCloud Platform. Through our LoudCloud platform, we address the growing demand for alternative forms of educational materials and learning tools. LoudCloud is a sophisticated digital platform comprised of learning analytics and competency learning solutions. Our LoudSight predictive analytics solution captures and analyzes key demographic, behavioral and performance metrics from students and provides real-time alerts, allowing educators to identify, monitor and support at-risk students to improve student success. LoudCloud's analytics solution connects disparate systems on campus, builds predictive models based upon data collected by institutions, and presents advisors with a unified view of the factors that drive student success on their campus. LoudSight has the ability to capture and analyze over 200 parameters across demographic, performance and participation data points.

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

◦
We entered into an agreement with Unizin, Ltd. ("Unizin") in Fiscal 2018 to provide its 22 member universities with LoudSight. As a result, faculty and advisors will have access to a customized solution that helps educators identify, monitor, and support at-risk students, with the goal of improving student success rates and retention.

◦
We announced our strategic partnership with Portland State University ("PSU") to co-develop a degree planning solution. Using insights generated by PSU's reTHINK initiative and leveraging our analytics platform, the solution will ultimately help more students graduate on time with better pathways to employment and provide the university with long-term demand planning tools.

•
Brand Partnerships. Through BNC's unique relationship with students, colleges and universities, and our premier position on campus, BNC operates as a media channel for brands looking to target the college demographic, and derives revenue from these marketing share programs. BNC creates strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. BNC's client list includes brands, such as Chase, Target,

Index to Form 10-K Index to FS

Masterpass, GEICO, DirecTV, Verizon, The New York Times and Tom's of Maine. Revenue from these services have higher margin rates due to the relatively low incremental cost structure to provide these services.
Merchandising and Supply Chain Management
BNC's purchasing procedures vary by product type (i.e. textbooks, general merchandise or trade books). Purchases are made at the store level with strategic corporate oversight, to determine purchase quantities and maintain appropriate inventory levels. After titles are adopted for an upcoming term, the BNC store staff determine how much inventory to purchase based on several factors, including student enrollment and the previous term’s textbook sales history. BNC uses an automated sourcing systems to determine if its stores have the necessary new or used textbooks on hand and may transfer the inventory to the appropriate store. Our acquisition of MBS significantly increased our textbook supply at competitive prices, as well as our ability to liquidate non-returnable inventory. MBS’s broad wholesale distribution channel and warehousing systems also drive inventory efficiencies, allowing BNC to optimize its textbook sourcing and purchasing processes.
After internal sourcing, BNC purchases books from outside suppliers. As part of its contracts with institutions, BNC generally guarantees that it will order textbooks for all courses. BNC's primary suppliers of new textbooks include Pearson Education, Cengage Learning, McGraw-Hill Education, MacMillan, and John Wiley & Sons. BNC's primary suppliers of used textbooks are students, through returns of previously rented and purchased books. The stores offer a "Cash for Books" program in which students can sell their books back to the store at the end of the semester, typically in December and May. Students typically receive 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not. Both unsold textbooks and trade books are generally returnable to publishers for full credit. For textbook sales and rentals, BNC utilizes sophisticated inventory management platforms to manage pricing and inventory across all its stores.
The larger stores feature an expanded selection of trade books (general reading) and use the Barnes & Noble, Inc. Book Master system, a proprietary merchandising system licensed from Barnes & Noble, Inc. BNC home office merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.
General merchandise vendors and products are initially selected by home office merchants using the analytics and insights from BNC's planning and allocation systems. This data is used to establish benchmarks across school type, region and the demographics of each of our partner institution’s student base to help local store management team forecast sales and trends.
Omni Channel Retailer and Customer Marketing Strategies
BNC obtains student and faculty email lists for direct communication which provides for seamless integration into the university community and potential co-branded marketing opportunities. BNC's ability to support and promote our partner schools’ brands strengthens and deepens our relationships with the administration, faculty, alumni, parents and students. BNC's omni channel strategies focus on building close relationships and one-to-one connections where our customers need us to be - in-store, online, mobile, at the stadium, at orientation, or wherever they are.
Faculty
BNC connects with approximately 390,000 faculty members who use FacultyEnlight®, our proprietary online platform which enhances content search, discovery and adoption (i.e. textbook selection), enabling them to find and select the course materials that are both relevant to their subject matter and affordable to their students.
Students and Parents
BNC's Campus Connect Technologies™ platform is customizable technology that delivers a seamless experience, providing students and faculty with the ability to research, locate and purchase the most affordable course materials. The platform includes registration integration, learning management system integration, real-time financial aid platform, point of sale platform and course fee solution. Through BNC's fully integrated purchasing process, students can purchase their course materials in-store or online, or buy them when registering for classes through our Registration Integration solution.
BNC has flexible research channels that help us stay ahead of the rapidly changing needs and behaviors of our customers, and proactively respond with dynamic solutions. BNC's College InsightsTM platform connects with more than 8,000 college students, and helps us to create the ideal customer experience. BNC's marketing efforts are centered around an active digital community of over 6.8 million people, which includes engaged email subscribers and continuous dialogue with customers on our school-customized social media channels, including Facebook, Instagram and Twitter, as well as our student blog, The College Juice. BNC's exclusive Student Point of View ("POV") online panel and our Parent POV online panel helps BNC to better understand their attitudes, values and behaviors. Nationwide, during the current fiscal year, BNC has built approximately one million connections with incoming students and their parents. Using a marketing automation platform, BNC segments students based on demographics and purchasing behavior to ensure its audience receives the most relevant messages and experience. BNC's dynamic email campaigns educate students on format and affordability options, as well as ongoing promotions from game day to graduation.

Index to Form 10-K Index to FS

Alumni
Additionally, BNC's access to alumni through university alumni offices, including over 1.3 million alumni with existing customer accounts, allow BNC to leverage digital marketing strategies on its dedicated fan and alumni e-commerce sites focused on athletic game day and other milestone events for further general merchandise sales growth in school-spirit apparel and related items.
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
MBS SEGMENT
General
The MBS segment is comprised of the operations of our MBS subsidiary, which we acquired in February 2017, and which operates two highly integrated businesses: MBS Direct and MBS Wholesale, as described below. MBS enables the Company to generate more value from the textbook marketplace through inventory and procurement synergies, increases our addressable market for digital courseware solutions and services, and allows the Company to offer existing and prospective clients physical, virtual and hybrid bookstore models, which is a key element of our competitive strategy.
Contracts
Virtual bookstores offered through MBS Direct operate under a contract with the school as the exclusive online seller of course materials. Agreements typically have a term that ranges between 3-5 years, with automatic renewal periods. For the past three years, MBS has annually retained over 90% of its contracts, with the majority of the contracts being automatically renewed as per the contract or renewed before their expiration dates.
MBS Direct signed contracts for 21 new virtual stores in Fiscal 2018 with estimated first year annual sales of $6 million, and closed 57 stores. As of June 8, 2018, MBS has signed additional contracts for 25 new relationships in Fiscal 2019 for estimated first year annual sales of $9 million. Closed contracts are primarily comprised of contracts that may have been lost in a competitive bid process, as well as contracts with low sales volume. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts.
Customers and Distribution Network
MBS Direct
The MBS Direct business is the largest contract operator of virtual bookstores for college and university campuses, and K-12 schools, operating 676 virtual bookstores. Through contracts with its clients, MBS Direct operates as the institution’s official source of course materials with exclusive rights to booklists and access to online programs that link course materials to the courses offered by the school. MBS also operates Textbooks.comSM which is one of the largest e-commerce sites for new and used textbooks. This division is primarily for direct-to-student sales.
As of April 28, 2018, MBS Direct operated 448 K-12 virtual stores (66%) and 228 Higher Education virtual stores (34%) in approximately 48 states, and District of Columbia and Puerto Rico. In Fiscal 2018, sales from K-12 virtual stores were approximately 25% of total sales and sales from Higher Education virtual stores were approximately 75% of total sales.
MBS Wholesale
MBS Wholesale is one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to more than 3,500 physical bookstores, including BNC’s 768 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores. MBS Wholesale has deep relationships with clients due to the large inventory of used textbooks, a comprehensive catalog of textbooks, superior service and systems support.
Product and Service Offerings
Product and Service offerings include:

•
Course Material Sales and Rentals. MBS Direct services virtual bookstores with a comprehensive e-commerce experience and a broad suite of affordable course materials, including new and used print and digital textbooks, which are available for sale or rent. MBS Direct offers a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings. Additionally, MBS Direct sells new, used and digital textbooks directly to students through Textbooks.comSM, one of the largest e-commerce sites for new and used textbooks. MBS’s Wholesale distribution channel

Index to Form 10-K Index to FS

enables MBS Direct to optimize its textbook sourcing so it is able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers. MBS Direct also digitally delivers cost-effective course materials via inclusive access programs to ensure students have their course materials on the first day of class. Similar to the BNC segment, MBS Direct partnered with McGraw-Hill Education and Pearson to offer their e-content through the inclusive access programs through the MBS Direct virtual bookstores. For additional information, see the BNC Segment discussion.

•
Wholesale Textbook Distribution. MBS Wholesale centrally sources and sells new and used textbooks to over 3,500 physical college bookstores, including BNED’s 768 campus bookstores. MBS Wholesale's large inventory of used textbooks consists of approximately 300,000 textbook titles in stock, and it has a highly automated distribution facility that processes more than 13 million textbooks annually.

Additionally, MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's newly announced consignment rental program (which includes approximately 230 titles) and Pearson Education’s expanded consignment rental program (which includes approximately 150 titles). Through its centrally located, advanced distribution center, MBS will offer the seamless integration of these consignment rental programs and centralized administration and distribution to more than 3,500 stores. These consignment rental programs will also be made available to MBS Wholesale customers, including institutionally run and contract managed campus bookstores, as well as BNC physical bookstores, and MBS Direct customers.

•
Wholesale Inventory Management, Hardware and POS Software. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores. MBS Wholesale provides on-site installation for point-of-sale terminals and servers, and offers technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.

•	eTextbooks. MBS has partnered with VitalSource, a global leader with a broad digital catalog to build, enhance and deliver digital content.

•
LoudCloud Courseware™. LoudCloud Courseware™, a turnkey solution for colleges and universities, offers advanced, affordable learning materials built on a high-quality foundation of open educational resources and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. LoudCloud Courseware™ significantly reduces course material costs for students and enables easier implementation for faculty. MBS’s broad base of wholesale and virtual bookstore customers provides us with new sales opportunities for BNC's digital suite of course materials and platforms as discussed above in the BNC Segment discussion.

Supply Chain Management
MBS Direct utilizes Course Director, a web-based product that allows faculty and/or staff to research, update, approve and submit textbook adoptions online, as well as support informed decisions made by faculty on adoptions based on real-time information regarding title availability, edition status and price. This real-time information is primarily sourced from the MBS Wholesale used textbook inventory. Using the MBS Direct system ensures that the fulfillment order is directed first to MBS Wholesale before other sources of inventory are utilized.
An extensive national sales force secures a steady supply of high demand used books, which is critical to the success of the MBS Wholesale business. MBS’s primary suppliers of used textbooks are students, through returns of previously rented and purchased books. MBS also purchases new and used textbooks from BNC, other bookstore operators, institutional bookstores, book dealers, publishers, other distributors and other wholesalers. MBS offers a "Cash for Books" program in which students can sell their books back to the store at the end of the semester, typically in December and May.
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
Customer Marketing Strategies
Students
MBS student marketing programs promote the retail businesses of MBS Direct and Textbooks.comSM. MBS Direct marketing efforts target the student population of contracted schools. MBS Direct emails students frequently throughout the year to promote the online bookstore, offer purchasing incentives and encourage buyback, in addition to other communications. Textbooks.comSM marketing strategies target an online population of students, lifelong learners, parents and general textbook shoppers through a variety of channels including email, search engine marketing, affiliate marketing and display marketing.

Index to Form 10-K Index to FS

School Administrators
To market MBS Direct and Wholesale services, MBS maintains an active contact list of over 37,000 school management and administrators. MBS produces and distributes print and digital marketing campaigns to this contact list several times throughout the year. MBS employs a field sales and marketing force tasked with representing the entire MBS line of products and services to schools across North America.
During Fiscal 2018, MBS built more than 56,000 connections with current and potential clients through its blog sites and social media presence, and had over 2.2 million visits to its primary business websites, mbsbooks.com and mbsdirect.net. These efforts have allowed MBS to capture market share and successfully engage administrators.
Seasonality
MBS’s business is highly seasonal. For MBS Direct retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution.
DIGITAL STUDENT SOLUTIONS SEGMENT
General
The Digital Student Solutions ("DSS") Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties, as well as tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We offer these online services to students via internet search engine optimization ("SEO"), as well as by marketing directly to students in our BNC and MBS physical and virtual bookstore footprint.
With the acquisition of Student Brands, the Company expanded its product portfolio with a complementary educational subscription-based product and gained access to a direct-to-student operation which can be leveraged to expand or introduce other products and services beyond the footprint of the existing college bookstore operations. Our physical and virtual bookstore footprint, and associated student relationships, present a sizable addressable market for the Company’s new digital products and services. By their nature, our new digital solutions are designed to be marketed and sold both inside and outside our physical and virtual bookstore footprint. We continue to enhance and invest in our digital content and solutions to complement and leverage our bookstore and wholesale businesses. The revenue from these services have higher margin rates due to the relatively fixed cost structure of these operations.
We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes. We continue to innovate and collaborate with our partners to provide solutions and services in an efficient, low-cost/high-value manner that extend well beyond sourcing course materials and sales to include new digital services that support successful student outcomes. We plan to leverage our product offerings by bundling our products, with complementary solution services.
During Fiscal 2019, we will invest in our student success platform and proprietary content to drive our ecosystem of products and services.  In the future, our strategy is to aggressively grow the DSS segment via: (i) internally developed new products and services; (ii) through acquisitions of companies, products and services; (iii) and by partnering with other leading service providers, like The Princeton Review. Unlike other providers of digital services to students, our well-established, deep relationships with college and university partners, as well as our physical presence on campus, provides us with a significant competitive advantage as we roll out new products and services on the campuses and universities we serve. This integration with the products and services from our other operating segments allows us to offer students new products and services in an increasingly relevant, cost effective, and targeted way.  The addressable market outside our physical and virtual bookstore footprint is an additional area where we plan to market these products and services to students.
Customers and Service Offerings
Student Brands provides writing services in a direct-to-student subscription-based model. The majority of subscriptions sold are one month in duration. Subscription revenue is deferred and recognized over the service period. Student Brands also generates revenue from digital advertisements. The revenue from these services have higher margin rates due to the relatively fixed cost structure of these operations.

Index to Form 10-K Index to FS

Student Brands has a substantial and growing community of online learners, with approximately 100,000 subscribers across its digital properties, which include Bartleby.com, 123HelpMe.com, and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Student Brands addresses writing pain points; students can search for a topic, develop an outline, and access authenticity technology. The content database allows students to leverage academic resources and references, with over 26 million essays across 4 languages representing more than 15 different countries, and receives more than 20 million unique monthly visitors to its sites. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the "Content Brain". The study tools supplement the student’s learning ecosystem by assisting across multiple subjects and varied assignments on a digital platform.
Customer Marketing Strategies
The implementation of our digital strategy initially relies on leveraging our bookstore relationships, both physical and virtual, to help accelerate the adoption of our new digital products and services. By leveraging the BNC and MBS footprints among students and faculty, K-12 schools and higher education institutions, as well with our SEO efforts, Student Brands has substantially more opportunities to market the solutions students need to improve success in the classroom and beyond.
Seasonality
Student Brands' sales and operating profit are realized relatively consistently throughout the year, although quarterly results may fluctuate depending on the timing of the start of the various schools' semesters.
TRENDS, COMPETITION AND OTHER BUSINESS CONDITIONS AFFECTING OUR BUSINESS
The market for educational materials is undergoing unprecedented change. Overall spending on education, including tuition, continues to increase dramatically. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:

•
Increased Use of Online and Digital Platforms as Companions or Alternatives to Printed Course Materials. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms. Students and faculty are increasingly relying on online and digital platforms as a means to discover, consume and share educational content and access affordable non-traditional educational content, including online coursework and supplemental materials. Whereas some companies are creating digital delivery systems that would seek to make traditional textbooks obsolete, others are developing new technologies to complement traditional offerings. Importantly, we have the ability to adjust and grow our digital offering efficiently to complement our printed textbook sales and rental business. Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities, and we are ready to meet demand with our virtual bookstore and e-commerce solutions, and our LoudCloud Courseware™ offering.

•
Distribution Network Evolving. The way course materials are distributed and consumed is changing significantly, a trend that is expected to continue. The market for course materials, including textbooks and supplemental materials, is intensely competitive and subject to rapid change.

◦
Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials. Significant changes in the distribution of course materials are already underway as a result of start-ups promoting free online textbooks, including OER, and generating revenue from related services, institutions licensing digital materials and providing them to students for a fee, or the surge of textbook rental programs in campus bookstores and online platforms. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, publishers, including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, and student-to-student transactions over the Internet.

◦
Supply Chain and Inventory - Since the demand for used and new textbooks has historically been greater than the available supply, our financial results are highly dependent upon MBS Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks on consignment or rental programs which could impact used textbook supplies in the future. MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's newly announced consignment rental program (which includes approximately 230 titles) and Pearson Education’s expanded consignment rental program (which includes approximately 150 titles). Through its centrally located, advanced distribution center, MBS will offer the seamless integration of these consignment rental programs and centralized administration and distribution to more than 3,500 stores. These consignment rental programs will also be made available to MBS Wholesale customers, including institutionally run and contract managed campus bookstores, as well as BNC physical bookstores, and MBS Direct customers.

Index to Form 10-K Index to FS

◦
Price Competition. In addition to the competition in the services we provide to our customers, our textbook business faces significant price competition. Students often purchase textbooks and course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In Fiscal 2018, our comparable store sales were impacted by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital.

•	Competition. In addition to the competition we face from alternative distribution sources, we also have competition from other college bookstore operators and educational content providers.

◦
Competitors consist of other college bookstore operators and educational content providers. Competitors include BBA Solutions, a college textbook retailer; bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company and student learning platform; eCampus, an online provider of course materials; Follett Corporation, a contract operator of campus bookstores; IndiCo, an entity created by National Association of College Bookstores (“NACS”); Texas Book Company, bookstore management and operations; and Vital Source Technologies, Inc., a digital course materials provider. We also have competition from providers of eTextbooks, such as Apple iTunes, Blackboard, Google, and Redshelf, and various private textbook rental websites. At our institutions we serve, we face competition for predictive analytics and competency-based learning platforms, such as Civitas Learning, a learning analytics platform.

◦
Competitors that provide online bookstore solutions to colleges and universities not only compete with our physical bookstore operations, but also compete with MBS Direct's virtual stores. MBS Direct also faces competition from Akademos, Ambassador Educational Solutions, Chegg.com; eCampus, edMap, EdTech, Follett Corporation, Texas Book Company, Tree of Life, and VitalSource Technologies, Inc. MBS Wholesale competes with Amazon, BBA Solutions, Follett Corporation, IndiCo, Nebraska Book Company, and Texas Book Company for new and used book inventory and distribution.

◦
Competitors that compete with our general merchandise and convenience offerings include Fanatics, Sodexo & Aramark, online retailers, physical and online office supply stores, and local and national retailers that offer college themed and other general merchandise.

◦
Our DSS segment faces competition from other digital student solutions providers that include Chegg.com, CourseHero, Grammarly, Quizlet, Noodle Tools, and Turnitin (iParadigms). As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market.

•	A Majority of Traditional Campus Bookstores Have Yet to be Outsourced.

◦
Outsourcing Trends. We continue to see increasing trends towards outsourcing in the campus bookstore market, including virtual bookstores and online marketplace websites. We also continue to see a variety of business models being pursued for the provision of textbooks, course materials and general merchandise. Contract costs, which are included in cost of sales, and primarily consist of the payments we make to the colleges and universities to operate their official bookstores (management service agreement costs), including rent expense, have generally increased as a percentage of sales as a result of increased competition for renewals and new store contracts. We continue to work on evolving our business model and enhance our solutions, as well as enforce our contract exclusivity, to combat increased competition.

◦
New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We expect to continue to successfully renew our current contracts on favorable terms. We are awarded additional contracts for stores as colleges and universities decide to outsource their bookstore, and we also obtain new contracts for stores that were previously operated by competitors. Our virtual bookstore capability expands our addressable market to include schools that cannot or prefer not to have a physical campus bookstore. Sales trends are primarily impacted by new store openings, increasing the students and faculty served, as well as changes in comparable store sales and store closings.

•
Overall Economic Environment, College Enrollment and Consumer Spending Patterns. Our business is affected by the overall economic environment, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise.

◦
Economic Environment: BNC general merchandise sales are subject to short-term fluctuations driven by the broader retail environment. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online. Lighter store traffic and a continued reluctance by the consumer to make discretionary purchases, along with a softer retail environment, has recently impacted our general merchandise sales. We are confident that our product assortment reflects consumer trends and have received encouraging customer response to

Index to Form 10-K Index to FS

our promotional and digital marketing efforts, especially as it relates to web orders. We are encouraged by the growth in our e-commerce sales and expect general merchandise sales to improve as the general retail environment rebounds, but we are taking a cautious approach given the overall uncertainty in the market.

◦
Enrollment Trends. The growth of our business depends on our ability to attract new students and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, continue to decline, led primarily by an improved economy and a dip in the United States birth rate resulting in fewer students at the traditional 18-24 year old college age. Consistent with projections from the National Center for Education Statistics, we expect undergraduate enrollment to increase in the long-term.

According to a Babson Survey Research Group report, over 30% of higher education students are taking at least one distance education or online course. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment. Our comprehensive digital offerings, particularly with our LoudCloud Courseware™ program and the First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class, make us well positioned to capitalize on this trend.
EMPLOYEES
As of April 28, 2018, the Company had approximately 6,600 full time and regularly scheduled part-time employees. In addition, we hired approximately 15,800 temporary employees during peak periods during Fiscal 2018. Our employees are not represented by unions, with the exception of 26 employees. We believe that our relationship with our employees is good.
EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 21, 2018):

Name	Age	Position
Michael P. Huseby	63	Chairman and Chief Executive Officer
Patrick Maloney	62	Executive Vice President, Operations; President, Barnes & Noble College
Barry Brover	57	Executive Vice President, Chief Financial Officer
Kanuj Malhotra	51	Executive Vice President, Corporate Development; President, Digital Student Solutions
Michael C. Miller	46	Executive Vice President, Corporate Strategy and General Counsel
Stephen Culver	53	Senior Vice President, Chief Information Officer
JoAnn Magill	64	Senior Vice President, Human Resources
Seema C. Paul	54	Senior Vice President, Chief Accounting Officer
Michael P. Huseby, age 63, serves as our Chairman of the Board of Directors and Chief Executive Officer. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. Mr. Huseby was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman of the Board of Directors. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016. Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a leading provider of cable television services from 1999 to 2002, when it was sold to Comcast Corporation. In addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner serving a myriad of clients, including a number of large publicly-traded companies. Mr. Huseby served on the Board of Directors of CommerceHub, Inc., a cloud-based e-commerce fulfillment and marketing software platform company previously listed on Nasdaq, from July 2016 until May 2018 with his tenure ending upon the consummation of the sale of CommerceHub to financial sponsors. While on the Board of CommerceHub, Mr. Huseby served as chair of the Audit Committee and as a member of the Compensation Committee.

Index to Form 10-K Index to FS

Patrick Maloney, age 62, serves as our Executive Vice President, Operations and President of Barnes & Noble College. In this role, he oversees operations at all bookstores nationwide, including bookstore e-commerce, store design and construction, internal operations, learning and development, and book and general merchandising departments. Mr. Maloney began his career at Barnes & Noble in 1974 as a student and assistant manager at SUNY Stony Brook University.
Barry Brover, age 57, serves as our Executive Vice President and Chief Financial Officer. In this role, he oversees all aspects of accounting and finance, including treasury, investor relations, risk management, and tax, as well as provides strategic leadership in areas related to operations and business development. Mr. Brover has served as Chief Financial Officer of Barnes & Noble College since 2006. Mr. Brover joined Barnes & Noble College in 1986 and has held various executive positions with increasing responsibility. Prior to joining Barnes & Noble College, Mr. Brover started his career at KPMG where he earned his CPA.
Kanuj Malhotra, serves as our Executive Vice President, Corporate Development and President of our Digital Student Solutions business. Mr. Malhotra was appointed Chief Financial Officer of NOOK Media LLC in July 2013. He joined Barnes & Noble as Vice President of Corporate Development in May 2012. Prior to joining the Company, Mr. Malhotra was Vice President and Finance Head for Kaplan Test Prep, a division of The Washington Post Company, from 2011 to 2012. At Kaplan, he led a business transformation from physical test centers to a digital online learning platform. From 2008 to 2010, Mr. Malhotra was Chief Financial Officer of Sloane Square Partners LLC. Between 2005 and 2007, he was the Chief Financial Officer for the International Division of the Cendant Marketing Group and Affinion International, which was divested by Cendant Corporation to Apollo Management. Mr. Malhotra began his career in Mergers and Acquisitions at Lehman Brothers.
Michael C. Miller, age 46, serves as our Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017 and also serves as Corporate Secretary. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
Stephen Culver, age 53, serves as our Senior Vice President, Chief Information Officer and is responsible for overseeing the Company’s Information Technology operations and strategic development. Prior to joining Barnes & Noble College in 2005, Mr. Culver held leadership positions in both the private and public sectors. He owned and presided over an Information Technology consulting company, which specialized in the retail and wholesale industries. As CIO of Giorgio Armani Corporation, he led the Information Technology operations during the development and expansion of their North American operations.
JoAnn Magill, age 64, serves as Senior Vice President, Human Resources of Barnes & Noble Education. Since joining the Company in 2003, Ms. Magill has played an integral role in the development and implementation of policies, practices and programs for thousands of full and part time employees at the Company’s corporate office and its campus bookstores nationwide. In her role as Vice President, Chief Human Resources Officer, Ms. Magill oversees employee relations, recruitment, benefits, payroll and compensation. Prior to joining Barnes & Noble Education, she served as the Vice President of Human Resources at AT&T Broadband Media Services for five years. Ms. Magill also had an extensive 25-year career with Pathmark Supermarkets, where she held a variety of field and corporate leadership roles.
Seema C. Paul, age 54, joined the Company in July 2015 and serves as our Senior Vice President, Chief Accounting Officer. In this role she manages external reporting and technical accounting, corporate accounting, and financial reporting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.

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
Risks Relating to Our Business
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces significant competition for the products and services they offer. The market for course materials, including textbooks and supplemental materials, is experiencing significant changes relating to the offering of alternative media and alternative sources of textbooks and course-related materials, such as websites that sell or rent textbooks, eTextbooks, digital content and other merchandise directly to students; online resources, including open educational resources; publishers including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling directly to students and educational institutions; print-on-demand textbooks; textbook rental companies; and student-to-student transactions over the Internet. We also have competition from other college bookstore operators and educational content providers, including Akademos, a virtual bookstore and marketplace for academic institutions; BBA Solutions, a college textbook retailer; bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; Civitas Learning, a learning analytics platform; eCampus, an online provider of course materials; Follett Corporation, a contract operator of campus bookstores; IndiCo, an entity created by National Association of College Bookstores (“NACS”); Texas Book Company, bookstore management and operations; and Vital Source Technologies, Inc., a digital course materials provider. We also have competition from providers of eTextbooks, such as Apple iTunes, Blackboard, Google, and Redshelf; Vital Source Technologies, Inc., and various private textbook rental websites. In addition, Akademos has begun to develop relationships with colleges and universities to provide online bookstore solutions which not only competes with our physical bookstore operations but also competes with our subsidiary MBS’ Direct virtual solution. MBS Direct also faces competition from Ambassador Educational Solutions, eCampus, edMap, EdTech, Follett Corporation, Texas Book Company, Tree of Life, and VitalSource Technologies, Inc. MBS Wholesale competes with Amazon, BBA Solutions, Follett Corporation, IndiCo, Nebraska Book Company, and Texas Book Company. Competitors that compete with our general merchandise offerings include Fanatics, Sodexo & Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user and faculty created content; and sharing or non-purchase of required course materials by students.
Our Digital Student Solutions business faces competition from other providers of online instruction platforms and other direct-to-student writing skills, study tools and tutor services, such as Chegg.com, CourseHero, Grammarly, Quizlet, Noodle Tools, and Turnitin (iParadigms). As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market. Since 2017, we have been focused on expanding these offerings, in many instances through the acquisition of other companies, like Student Brands, LLC, or through commercial arrangements. For example, in November 2017, we entered into a partnership with The Princeton Review to provide their test preparation courses and tutoring services through our websites. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate new products and services into our platforms or achieve satisfactory financial results from them is unproven. Because we have a limited history in operating a fully digital platform, and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.
We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Index to Form 10-K Index to FS

We may not be able to enter into new managed bookstore contracts or successfully retain or renew our managed bookstore contracts on profitable terms.
An important part of our business strategy for both BNC and MBS Direct is to expand sales for our college bookstore operations by being awarded additional contracts to manage physical and/or virtual bookstores for colleges and universities, and K-12 schools, across the United States. Our ability to obtain those additional contracts is subject to a number of factors that we are not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular for BNC’s operation of physical bookstores, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. Because certain terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates that may not be accurate, including for reasons outside of our control, we have contracts that are not profitable and may have such contracts in the future. The retail price charged to the consumer for textbooks is set by our contracts with colleges and universities to be a maximum markup based on the publishers’ costs and as colleges continue to focus on affordability those prices have been reduced, which negatively impacted our revenue and margin for Fiscal 2018 and further reductions could continue to have a negative impact. Even if we have the right to terminate a contract, we may be reluctant to do so even when a contract is unprofitable due to, among other factors, the potential effect on our reputation.
In addition, we may face significant competition in retaining existing physical and virtual store contracts and when renewing those contracts as they expire. Our BNC contracts are typically for five years with renewal options, and most contracts are cancelable by either party without penalty with 90 to 120 days' notice. Our MBS Direct contracts are typically for three to five years and most are cancelable without penalty with notice. Despite the lower startup and ongoing operating expense associated with virtual stores, the loss of such contracts could impact revenue and profitability. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.
We face the risk of disruption of supplier relationships.
The retail products that we sell and products for the MBS wholesale business originate from a wide variety of domestic and international vendors. During Fiscal 2018, BNC’s four largest retail suppliers, including MBS, accounted for approximately 42% of our merchandise purchased, with the largest supplier accounting for approximately 17% of our merchandise purchased. MBS Wholesale sources over 80% of its inventory from two primary channels, approximately 55% from retail bookstores (including BNC) and approximately 29% from third party suppliers. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, and publishers could terminate distribution to wholesalers such as MBS.
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
We face the risk of fluctuating inventory supplies as a consequence of changes in the way publishers distribute course materials.
Our traditional retail and wholesale businesses are dependent on the continued supply of textbooks. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally or a significant unfavorable change in our relationships with key suppliers could adversely impact our business. In addition, any significant change in the terms that we have with our key suppliers including, purchase or rental terms, payment terms, return policies, the discount or margin on products or changes to the distribution model of textbooks, could adversely affect our financial condition and liquidity. For example, some textbook publishers have proposed to supply textbooks on consignment terms, instead of selling to us, which would eliminate those titles from the used textbook inventory supply. With respect to the business of MBS Wholesale, the demand for used and new textbooks is typically greater than the available supply, and MBS is highly dependent upon its ability to build its textbook inventory from publishers and suppliers in advance of the selling season. These relationships are not generally governed by long-term contracts and publishers and suppliers could choose not to sell to MBS. Any negative impact on MBS's ability to build its textbook inventory could have an adverse impact on financial results.

Index to Form 10-K Index to FS

In response to changes in the market, over the last few years, we have also significantly increased our textbook rental business, offering students a lower cost alternative to purchasing textbooks, which is also subject to certain inventory risks, such as textbooks not being resold or re-rented due to textbooks being returned late or in poor condition, faculty members not continuing to adopt or use certain textbooks, or, as discussed below, changes in the way publishers supply textbooks to us.
Some textbook publishers have recently proposed to rent textbooks on consignment terms directly to students. Accordingly, we have entered into agreements with a number of textbook publishers to administer their consignment rental programs with distributors and their direct to student textbook consignment rental programs. These programs, if successful, will result in a substantial decrease in the supply of those titles from the used textbook inventory supply, which impacts MBS Wholesale.
MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's newly announced consignment rental program (which includes approximately 230 titles) and Pearson Education’s expanded consignment rental program (which includes approximately 150 titles). Through its centrally located, advanced distribution center, MBS will offer the seamless integration of these consignment rental programs and centralized administration and distribution to more than 3,500 stores. These consignment rental programs will also be made available to MBS Wholesale customers, including institutionally run and contract managed campus bookstores, as well as BNC physical bookstores, and MBS Direct customers. We expect the fees earned by MBS as a national distributor for consignment rental programs will offset the negative impact on MBS's ability to build its textbook inventory.
In addition, the profit margins associated with the traditional distribution model are fairly predictable and constant, but the move to a model of increased consignment rental programs combined with pressure to provide more affordable course materials to students could result in lower profit margins for a substantial part of our wholesale and retail business.
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
Our results also depend on the successful implementation of our strategic initiative to grow our digital products and services. We may not be able to implement this strategy successfully, on a timely basis, or at all.
In response to our changing business environment and to adopt to industry trends, we are focused on our digital initiatives to retain and expand existing customer relationships, acquire new accounts, expand sales channels and marketing efforts, integrate and develop direct to student digital solutions, develop and market higher education digital products. While we believe we have the capital resources, experience, management resources and internal systems to successfully operate our digital business, we may not be successful in implementing this strategy. The implementation of our digital strategy is a complex process and relies on leveraging our core products, services and relationships to help accelerate the adoption of our new digital products and services. Success of our future operating results will be dependent upon rapid customer adoption of our new digital products and services and our ability to scale our business to meet customer demand appropriately. If colleges and universities, faculty and students are not receptive to our new products and services or our new products and services do not meet the expectations of these constituencies, there could be a negative impact on the implementation of our strategy. To successfully execute on this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results. Further, even if successfully implemented, our business strategy may not ultimately produce positive results.
Part of our strategy includes pursuing strategic acquisitions and partnerships and we may not be able to identify and successfully complete such transactions.
In addition to significant acquisitions, such as MBS, Student Brands and LoudCloud, as part of our strategy, we will continue to seek, and, may in the future acquire, businesses or business operations, or enter into other business transactions to grow our business and expand our product and service offerings. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals, if any, or otherwise consummate such transactions on acceptable terms, or at all. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may increase costs of acquiring desirable businesses, and, as a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the businesses that we are able to acquire. Any strategic acquisitions or investments that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our

Index to Form 10-K Index to FS

management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.
Our business is dependent on the overall economic environment, college enrollment and consumer spending patterns.
A deterioration of the current economic environment could have a material adverse effect on our financial condition and operating results, as well as our ability to fund our growth and strategic business initiatives. Our business is affected by funding levels at colleges and universities and by changes in enrollments at colleges and universities, changes in student enrollments and lower spending on course materials and general merchandise. The growth of our business depends on our ability to attract new students and to increase the level of engagement by current student customers. To the extent we are unable to attract new students or students spend less generally, our business could be adversely affected.
We intend to offer new products and solutions to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.
Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. For example, in Fiscal 2018, we acquired the Student Brands family of websites, including Bartleby.com. We also recently partnered with The Princeton Review in November 2017, to provide their test preparation courses and tutoring services through our websites. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.
In the future, we may invest in new products and services and other initiatives to generate revenues, but there is no guarantee these approaches will be successful. Acquisitions of new companies, products and services create integration risk, while development of new products and services and enhancements to existing products and services involve significant time, labor and expense and are subject to risks and challenges, including managing the length of the development cycle, entry into new markets, integration into our existing business, regulatory compliance, evolution in sales and marketing methods and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenues as anticipated or recover any associated acquisition or development costs, and our financial results could be adversely affected.
Our business depends on our ability to attract and retain talented employees, including senior management.
Management believes that our continued success will depend to a significant extent upon the efforts and abilities of certain of our executive officers and senior management, many of whom have significant experience and strong commercial relationships in our industry and capital market relationships. The loss of any of these individuals could harm our business, financial condition and results of operations. We do not maintain “key man” life insurance on any of our officers or other employees. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.
Our business is seasonal.
Our business is seasonal, particularly with respect to textbook sales and rentals, with sales and rentals attributable to our retail businesses (BNC physical and MBS virtual bookstores) generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Sales attributable to the MBS wholesale business are generally highest in our first, second and third quarter as it sells textbooks for retail distribution. Less than satisfactory net sales during our peak fiscal quarters could have a material adverse effect on our financial condition or operating results for the year, and our results of operations from those quarters may not be sufficient to cover any losses that may be incurred in the other fiscal quarters of the year.

Index to Form 10-K Index to FS

Our international operations could result in additional risks.
Our operations are substantially limited to the United States; however, we have operations in India, offer services and products to students and other customers internationally, contract with service providers outside the United States and may continue to expand internationally. Such international expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including compliance with additional United States regulations and those of other nations applicable to international operations; cultural and language differences; currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate; restrictions on the repatriation of earnings; potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations; different regulatory requirements and other barriers to conducting business; and different or less stable political and economic environments. Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees.
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
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
Although most of our operations are in the United States, we do have some operations and offer services and products internationally. Our international operations subject us to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of data protection laws in the United States, Europe, including but not limited to the General Data Protection Regulation (the “GDPR”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Further, although we are implementing internal controls and procedures designed to protect sensitive information and confidential and personal data and comply with the GDPR and other privacy-related laws, rules and regulations, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks. Such a security breach or data loss could lead to negative publicity, damage to our reputation, exposure to litigation and liability, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and remediation and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

Index to Form 10-K Index to FS

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
Our marketing efforts are centered around an active digital community, which includes engaged email subscribers and our continuous dialogue with customers on our school-customized social media channels. For example, the following laws and regulations may apply:
•the CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial emails, create civil and criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices; and
•the U.S. Federal Trade Commission (the "FTC") has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.
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
We are subject to general business regulations and laws relating to all aspects of our business. These regulations and laws may cover taxation, privacy, data protection (including complying with GDPR), our access to student financial aid, pricing and availability of educational materials, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and mobile application (including complying with the Americans with Disabilities Act), digital content (including governmental investigations and litigation relating to the agency pricing model for digital content distribution), the characteristics and quality of products and services and labor and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act or any legislation enacted in connection with repeal of the Affordable Care Act). Changes in federal, state, local or international laws, rules or regulations relating to these matters could increase regulatory compliance requirements in addition to increasing our costs of doing business or otherwise impact our business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees at our retail locations, which would increase our selling costs and may cause us to reexamine our wage structure for such employees.
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

Index to Form 10-K Index to FS

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
Legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017, and contains many significant changes to the U.S. federal income tax laws, the consequences of which have not yet been determined. Changes in corporate tax rates, the realizability of net deferred tax assets, and the deductibility of expenses contained in the Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
Our expansion into new products, services and technologies subjects us to additional business, legal, financial and competitive risks.
We may require additional capital in the future to sustain or grow our business. Our gross profits and margins in our newer activities may be lower than in our traditional activities, and we may not be successful enough in these newer activities to recoup our investments in them. In addition, we may have limited or no experience in our newer products and services, and our customers may not adopt our new product or service offerings. Some of these offerings may present new and difficult technological challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, as we expand our digital offerings and services, we may be exposed to more intellectual property infringement claims.
We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.
We must have sufficient sources of liquidity to fund working capital requirements. We believe that the combination of cash-on-hand, cash flow received from operations, funds available under our credit agreements and short-term vendor financing will be sufficient to meet our normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. These factors could materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy worsens, our business, results of operations and financial condition could be materially and adversely affected.
We rely upon third party web service providers to operate certain aspects of our service and any disruption of or interference with such services would impact our operations and our business would be materially and adversely impacted.
Amazon Web Services (“AWS”) and other third-party web service providers provide a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities, and other services provided by AWS and other providers. Any disruption of or interference with our use of AWS or other third-party service providers would impact our operations and our business would be materially and adversely impacted.
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
We rely heavily on proprietary technology and sophisticated equipment to manage certain aspects of our business, including to manage textbook inventory, process deliveries and returns of the textbooks and manage warehousing and distribution.
We, primarily through our MBS subsidiary, use a proprietary system to source, distribute and manage inventory of textbooks and to manage other aspects of our operations, including systems to consider the market pricing for textbooks, general availability of textbook titles and other factors to determine how to buy textbooks and set prices for textbooks and other content in real time. MBS has invested significant amounts of resources in the hardware and software to develop this system. We rely on the expertise of our engineering and software development teams to maintain and enhance the equipment and software used for our distribution operations. We cannot be sure that the maintenance and enhancements we make to our distribution operations will achieve the intended results or otherwise be of value to students. If we are unable to maintain and enhance our technology to manage textbook sourcing, distribution and inventory, it could disrupt our business operations and have a material adverse impact on our results.
MBS is also dependent on sophisticated equipment and related software technology for the warehousing and distribution of the vast majority of textbooks supplied to BNC and others, which is located at MBS’ facility in Columbia, Missouri. MBS’ ability

Index to Form 10-K Index to FS

to efficiently manage its business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, especially if such events were to occur during peak periods, could adversely affect our operations, the ability to serve our customers and our results of operations. In addition, substantially all of MBS’ inventory is located in the Columbia warehouse facility. We could experience significant interruption in the operation of this facility or damage or destruction of our inventory due to physical damage to the facility caused by natural disasters, accidents or otherwise. If a material portion of our inventory were to be damaged or destroyed, we would likely incur significant financial loss, including loss of revenue and harm to our customer relationships.
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
Other parties also may claim that we infringe their proprietary rights. Because of the changes in Internet commerce and digital content businesses, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain of our products, content and business methods may unknowingly infringe existing patents or intellectual property rights of others. Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and business methods do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed.
We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.
Our digital content offerings depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, we could be subject to claims, and content providers may be unwilling to include their content in our service.
In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have entered into agreements with major textbook publishers to implement the textbook industry’s Anti-Counterfeit Best Practices. These best practices were developed as a mechanism to assist publishers and distributors in the eradication of counterfeit copies of textbooks in the marketplace. While we have agreed to implement the Anti-Counterfeit Best Practices and have in place our anti-counterfeit policies and procedures (which include removing from distribution suspected counterfeit titles)

Index to Form 10-K Index to FS

for preventing the proliferation of counterfeit textbooks, we may inadvertently purchase counterfeit textbooks which may unknowingly be included in the textbooks we offer for sale or rent to students or we may purchase such textbooks through our buyback program. As such, we may be subject to allegations of selling counterfeit books. We have in the past and may continue to receive communications from publishers alleging that certain textbooks sold or rented by us are counterfeit. When receiving such communications, we cooperate, and will continue to cooperate in the future, with such publishers in identifying fraudulent textbooks and removing them from our inventory. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources. Any costs incurred as a result of liability or asserted liability relating to sales of counterfeit textbooks could harm our business, reputation and financial condition.
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
We remain subject to continuing contingent liabilities of Barnes & Noble, Inc. following the spinoff.
The separation and distribution, tax matters and employee matters agreement allocated certain liabilities as between us and our previous parent, Barnes & Noble, Inc. whether incurred prior to or after the spinoff on August 2, 2015. In addition, under the Internal Revenue Code ("Code") and the related rules and regulations, each corporation that was a member of the Barnes & Noble consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spinoff is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. In connection with the spinoff, we entered into a tax matters agreement with Barnes & Noble, Inc. that allocated the responsibility for prior period taxes of the consolidated tax reporting group between us and Barnes & Noble, Inc. However, if Barnes & Noble, Inc.is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
Risks Relating to our Common Stock and the Securities Market
Our stock price may fluctuate significantly.
We cannot predict the prices at which our Common Stock may trade. The market price of our Common Stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our businesses;

•	success or failure of our business strategies, including our digital education initiative;

•	our quarterly or annual earnings or those of other companies in our industries;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our Common Stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our Company and the higher education industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our Common Stock.

Index to Form 10-K Index to FS

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the third quarter of Fiscal 2018, primarily due to the reduction in our market capitalization, we recorded a pre-tax goodwill impairment charge of $313.1 million in our BNC segment, as defined prior to the fourth quarter of Fiscal 2018, or $302.9 million on a net of tax basis. See Note 2. Summary of Significant Accounting Policies and Note 9. Supplementary Information of the Company’s financial statements included in Part II - Item 8 Financial Statement and Supplementary Data of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of April 28, 2018, our goodwill balance was $49.3 million, which represented 4.8% of total consolidated assets.
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
We do not intend to pay cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, for reinvestment in our business. Also, our credit agreements may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and any other factors our Board of Directors deems relevant. Therefore, any return on your investment in our Common Stock must come from increases in the fair market value and trading price of our Common Stock. For more information, see Part II - Item 5. Market for Registrants - Dividends.
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
Our Amended and Restated Certificate of Incorporation and our Amended and Restated By-laws contain provisions which, together with applicable Delaware law, may discourage, delay or prevent a merger or acquisition that our stockholders consider favorable, including provisions that:

•
authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	provide that special meetings of the stockholders may be called only by or at the direction of a majority of our Board or the chairman of our Board of Directors; and

•	require advance notice to be given by stockholders for any stockholder proposals or director nominations.
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

Index to Form 10-K Index to FS

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Facilities
We lease approximately 90,500 square feet of space for our corporate headquarters in Basking Ridge, New Jersey, and 340,000 square feet of office and warehouse space for our MBS operations in Columbia, Missouri pursuant to leases that expire in October 2023 and September 2023, respectively. In addition, we also lease approximately 77,000 square feet, in aggregate, of office space located in Crystal Lake, Illinois, Los Angeles, California, New York, New York, Bangalore, India and Mumbai, India to support our operations pursuant to leases that expire between 2018 and 2023.
For BNC, we typically have the exclusive right to operate the official physical school bookstore on college campuses, the majority of which also have school-branded e-commerce sites operated by BNC, through multi-year management service agreements with our schools. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. These contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. As of April 28, 2018, these BNC contracts for the 768 stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	BNC Number of Stores
2019	51
2020	47
2021	64
2022	50
2023	50
2024 and later	506
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
As of April 28, 2018, 46,916,616 shares of our Common Stock and 0 shares of our preferred stock were outstanding. We had reserved 2,409,345 shares and 4,000,000 shares of Common Stock for future grants during the second quarter of Fiscal 2016 and second quarter of Fiscal 2017, respectively, in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 13. Stock-Based Compensation.
The following table sets forth the high and low stock prices of our Common Stock for the quarterly periods indicated:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$11.12	$10.75	$11.88	$8.50
Second Quarter	$7.56	$7.23	$12.31	$9.15
Third Quarter	$9.10	$8.39	$13.15	$8.75
Fourth Quarter	$8.20	$7.47	$11.30	$9.09
On June 8, 2018, there were approximately 816 holders of record of our Common Stock and the closing price of our Common Stock on the New York Stock Exchange was $6.57 per share.
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

Issuer Purchases of Equity Securities
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2016, we repurchased 1,715,269 shares for approximately $16.6 million at a weighted average cost per share of $9.95. During Fiscal 2017, we repurchased 688,948 shares for approximately $6.7 million at a weighted average cost per share of $10.10. During Fiscal 2018, we did not purchase shares under the stock repurchase program. As of April 28, 2018, approximately $26.7 million remains available under the stock repurchase program.
During the year ended April 28, 2018, we also repurchased 260,531 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Index to Form 10-K Index to FS

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2018 (b)	2017 (b)	2016 (b)	2015	2014
STATEMENT OF OPERATIONS DATA:
Sales:
Product sales and other	$1,984,472	$1,641,881	$1,581,104	$1,549,005	$1,542,551
Rental income	219,145	232,481	226,925	223,993	205,371
Total sales	2,203,617	1,874,362	1,808,029	1,772,998	1,747,922
Cost of sales:
Product and other cost of sales	1,522,687	1,281,043	1,224,927	1,200,304	1,185,393
Rental cost of sales	123,697	134,258	128,403	127,980	124,767
Total cost of sales	1,646,384	1,415,301	1,353,330	1,328,284	1,310,160
Gross profit	557,233	459,061	454,699	444,714	437,762
Selling and administrative expenses	433,746	380,793	374,171	360,645	331,423
Depreciation and amortization expense	65,586	53,318	52,690	50,509	48,014
Impairment loss (non-cash) (c)(d)	313,130	—	11,987	—	—
Restructuring and other charges (d)(e)	5,429	1,790	8,830	—	—
Transaction costs (f)	2,045	9,605	2,398	—	—
Operating (loss) income	(262,703)	13,555	4,623	33,560	58,325
Interest expense, net	10,306	3,464	1,872	210	385
(Loss) Earnings before taxes	(273,009)	10,091	2,751	33,350	57,940
Income taxes	(20,443)	4,730	2,667	14,218	22,834
Net (loss) income	$(252,566)	$5,361	$84	$19,132	$35,106

(Loss) Earnings per common share:
Basic	$(5.40)	$0.12	$—	$0.33	$0.88
Diluted	$(5.40)	$0.11	$—	$0.33	$0.88
Weighted average common shares (thousands)(g):
Basic	46,763	46,317	46,238	38,452	37,270
Diluted	46,763	46,763	46,479	38,493	37,275

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2018 (b)	2017 (b)	2016 (b)	2015	2014
OTHER OPERATING DATA:
Adjusted EBITDA (non-GAAP) (h)	$126,760	$78,268	$80,528	$84,069	$106,339
Adjusted Earnings (non-GAAP) (h)	$56,949	$12,347	$15,462	$19,132	$35,106
Capital expenditures	$42,809	$34,670	$50,790	$48,452	$38,253

OTHER OPERATING DATA - BNC:
Comparable store sales (decrease) increase (i)	(4.1)%	(3.5)%	(1.9)%	0.1%	(2.7)%
Number of stores at period end	768	769	751	724	700

OTHER OPERATING DATA - MBS:
Number of stores at period end	676	712	N/A	N/A	N/A

Index to Form 10-K Index to FS

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2018 (b)	2017 (b)	2016 (b)	2015	2014
BALANCE SHEET DATA (at period end):
Total assets	$1,039,211	$1,299,832	$1,071,683	$1,090,668	$1,109,919
Total liabilities	$571,248	$586,124	$363,297	$363,999	$360,282
Short-term debt (j)	$100,000	$100,000	$—	$—	$—
Long-term debt (j)	$96,400	$59,600	$—	$—	$—
Preferred membership interests	$—	$—	$—	$—	$383,397
Parent company equity	$—	$—	$—	$726,669	$366,240
Total stockholders' equity	$467,963	$713,708	$708,386	$—	$—

(a)
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, “Fiscal 2016” means the 52 weeks ended April 30, 2016, “Fiscal 2015” means the 52 weeks ended May 2, 2015 and “Fiscal 2014” means the 53 weeks ended May 3, 2014.

Our consolidated financial statements reflect the following reclassifications for consistency with the current year presentation: 1) Cost of Sales expenses primarily related to facility costs and insurance related to corporate services have been reclassified to Selling and Administrative Expenses; and 2) For our digital rental products, we have reclassified Rental Income to Product Sales and Other, and have reclassified Rental Cost of Sales to Product and Other Cost of Sales, with no impact to Gross Margin. Digital rental revenue and digital rental cost of sales are recognized at the time of delivery and are not deferred over the rental period. Prior periods presented reflect the segment presentation and reclassifications. For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

(b)
We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

We acquired MBS Textbook Exchange, LLC on February 27, 2017. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.
We completed the legal separation ("Spin-Off") from Barnes & Noble, Inc. on August 2, 2015 (the beginning of our second quarter of Fiscal 2016), at which time we began to operate as an independent publicly-traded company.

(c)
In Fiscal 2018, we completed our annual goodwill impairment test. Based on the results of the impairment test, the carrying value of goodwill exceeded its fair value for our BNC segment, as defined prior to the segment change in the fourth quarter of Fiscal 2018, and we recorded a goodwill impairment (non-cash impairment loss) of $313.1 million. For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

(d)
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $12.0 million related to all of the capitalized content costs for the Yuzu® eTextbook platform ($9 million), and recorded a non-recurring other than temporary loss related to an investment held at cost ($3 million).

Additionally, we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington that support the Yuzu® eTextbook platform. The cost of severance, retention, and other restructuring costs (i.e. facility exit costs) was $8.8 million and $1.8 million in Fiscal 2016 and Fiscal 2017, respectively. For additional information, see Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information.

(e)
In Fiscal 2018, we recognized restructuring and other charges of approximately $5.4 million, which is comprised of the termination and transition payments related to the transition of the Chief Executive Officer. For additional information, see Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information.

(f)	Transaction costs are costs incurred for business development and acquisitions.

(g)
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

(h)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures as defined by the Securities and Exchange Commission (the “SEC”). See Item 7.

Index to Form 10-K Index to FS

Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA (non-GAAP) and - Adjusted Earnings (non-GAAP).

(i)
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
For Fiscal 2014, as we developed our textbook rental business, comparable store sales reflected the retail selling price of a new or used textbook when rented, rather than solely the rental fees received, to provide a more representative comparable store sales figure. Beginning with the 26 weeks ended November 1, 2014, as a result of the significant expansion of the textbook rental business as compared to prior periods, our comparable store sales were determined based upon the actual revenue received from textbook rentals and were no longer adjusted to reflect the equivalent textbook retail selling price.

(j)
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
Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC, a Delaware corporation. References to “Student Brands” refer to our direct-to-student subscription-based writing services business operated through our subsidiary Student Brands, LLC.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, and “Fiscal 2016” means the 52 weeks ended April 30, 2016.
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States, one of the largest textbook wholesalers and inventory management hardware and software providers, and a leading provider of digital education solutions. Through our Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, we operate 1,444 physical and virtual bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Student Brands subsidiary and associated websites, a leading direct-to-student subscription-based writing services business, we offer services to approximately 100,000 subscribers, by offering student assistance through the writing process and journey.
The strengths of our business, as discussed below, includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
As demand for new, enhanced, and more affordable products and services increase in the rapidly changing education landscape, we strive to evolve our business model and enhance our solutions. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials sourcing and sales, to include new digital services that support successful student outcomes. We aim to be an even stronger partner for schools and meet customer needs by expanding our physical and virtual bookstore service capabilities, courseware offerings and digital platform services.
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. The implementation of our core digital strategy relies on our direct access to students from our bookstore operations, where we can attach our existing and future suite of digital products and services both online and in our stores.
We are ready to meet the digital demand with our virtual bookstore and e-commerce solutions. We focus on providing affordable solutions, such as our First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, our open educational resources ("OER") courseware, is a turnkey solution for colleges and universities that offers advanced, affordable learning materials built on a high-quality foundation of OER and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. LoudCloud Courseware™ significantly reduces course material costs for students and enables easier implementation for faculty.
We offer our Student Brands solutions focused on providing students assistance through the writing process and journey. We offer these online solutions to students via internet search engine optimization ("SEO"), as well as by marketing directly to students in our BNC and MBS physical and virtual bookstore footprint.
We believe that our strategic actions over the last three years, including the acquisitions of LoudCloud Systems, Inc. ("LoudCloud"), MBS and Student Brands, respectively, and ongoing development of courseware, have substantially enhanced our competitive position. Fiscal 2018 was a transformational period in which we began to leverage our newly-expanded customer base and distribution channels to broaden our reach to students and deepen our institutional partnerships. We continue to focus on providing product and service offerings designed to address the most pressing issues in higher education, including affordable and accessible course materials and products designed to drive and improve student outcomes.
See Fiscal Year 2018 Summary below for a discussion of recent activities to enhance our product offerings and services. For

Index to Form 10-K Index to FS

additional information related to our segments, customers, distribution network, and business conditions, see Part I - Item 1. Business.
Fiscal Year 2018 Summary
The following summarizes some of the accomplishments of Fiscal Year 2018 as the company continues to build the foundation to execute its strategy.
New Store Growth - New store openings are an important driver of growth. In Fiscal 2018, BNC signed contracts for 33 new stores for estimated first year annual sales of $66 million. In Fiscal 2018, MBS signed contracts for 21 new stores for estimated first year annual sales of $6 million. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable stores. Our ability to offer existing and prospective clients physical, virtual and hybrid bookstore models is a key element of our competitive strategy.
LoudCloud Courseware™ - In Fiscal 2018, consistent with our LoudCloud Courseware™ development road map, we expanded our courseware titles from 10 to 32 course titles, with sales to approximately 21,000 students at 40 colleges and universities, including technical colleges and online programs.
First Day™ Key Publisher Distribution Agreements - We offer our First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. We have entered into several agreements with major publishers, including Cengage, McGraw-Hill Education and Pearson, to provide their e-content through First Day™, or directly to BNC campus bookstores and MBS Direct virtual bookstores. The seamless delivery is made possible by our First Day™ technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials.
Consignment Rental Distribution Agreements - MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's newly announced consignment rental program (which includes approximately 230 titles) and Pearson Education’s expanded consignment rental program (which includes approximately 150 titles). Through its centrally located, advanced distribution center, MBS will offer the seamless integration of these consignment rental programs and centralized administration and distribution to more than 3,500 stores. These consignment rental programs will also be made available to MBS Wholesale customers, including institutionally run and contract managed campus bookstores, as well as BNC physical bookstores, and MBS Direct customers.
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
Acquisition of Student Brands, LLC - On August 3, 2017, we acquired Student Brands. Student Brands is an education technology company that operates multiple direct-to-student businesses focused on study tools and writing help, all centered on assisting students with the writing process. Student Brands generates revenue predominantly through its subscription-based services and digital advertisements. Student Brands has approximately 100,000 subscribers across its digital properties, which include Bartleby.com, 123HelpMe.com, and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Unizin, Ltd. ("Unizin") - In May 2017, we entered into an agreement with Unizin to provide its 22 member universities with LoudCloud's predictive analytics solution, LoudSight. As a result, faculty and advisors have access to a customized solution that helps educators identify, monitor, and support at-risk students, with the goal of improving student success rates and retention.
Integration of MBS Textbook Exchange, LLC. ("MBS") - In February 2017, we completed the purchase of MBS, which operates two highly integrated businesses, Wholesale and Direct. We continue our efforts to integrate the operations of MBS to achieve our strategic objectives and anticipated synergies.

Index to Form 10-K Index to FS

Segments
Prior to the fourth quarter of fiscal year 2018, we had two reportable segments: BNC and MBS. In connection with our focus on developing digital solutions, during the fourth quarter of fiscal year 2018, the Company realigned its business into the following three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.
BNC Segment
The BNC Segment is comprised of the operations of BNC which operates 768 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.
MBS Segment
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 676 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 768 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties, as well as tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes.
Corporate Services represent unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Seasonality
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.
For our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students generally purchase and rent textbooks, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first, second and third quarter, as it sells textbooks for retail distribution. Student Brands' sales and operating profit are realized relatively consistently throughout the year.
Trends and Other Factors Affecting Our Business
For a discussion of our trends and other factors affecting our business, see Part I - Item 1. Business - Overview - Trends, Competition and Other Business Conditions Affecting Our Business.

Index to Form 10-K Index to FS

Results of Operations
Elements of Results of Operations
Our consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).
Our sales are primarily derived from the sale of course materials, which include new, used and digital textbooks, and at college and university bookstores which we operate, we sell emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, direct-to-student subscription-based writing services, and other services.
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization, payroll costs, as well as warehouse costs related to inventory management and order fulfillment, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and costs related to our direct-to-student subscription-based writing services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services as discussed in the Overview - Segment discussion above.
Reclassifications
Prior to the fourth quarter of fiscal year 2018, we had two reportable segments: BNC and MBS. In connection with our focus on developing digital solutions, during the fourth quarter of fiscal year 2018, the Company realigned its business into the following three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”. Shared corporate overhead costs previously allocated to MBS prior to the fourth quarter of fiscal year 2018 have been reclassified and are included in selling and administrative expenses in the BNC segment or Corporate Services.
Our consolidated financial statements reflect the following reclassifications for consistency with the current year presentation: 1) Cost of Sales expenses primarily related to facility costs and insurance related to corporate services have been reclassified to Selling and Administrative Expenses; and 2) For our digital rental products, we have reclassified Rental Income to Product Sales and Other, and have reclassified Rental Cost of Sales to Product and Other Cost of Sales, with no impact to Gross Margin. Digital rental revenue and digital rental cost of sales are recognized at the time of delivery and are not deferred over the rental period.
Prior periods presented reflect the segment presentation and reclassifications. For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
Basis of Consolidation
Fiscal 2018
For our Fiscal 2018 (52 weeks ended April 28, 2018), the results of operations for the entire 52 weeks ended April 28, 2018 reflected in our consolidated financial statements are presented on a consolidated basis. On August 3, 2017, we acquired Student Brands ("Student Brands"). The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018. Subsequent to the acquisition date, the consolidated financial statements include the accounts of Student Brands and all material intercompany accounts and transactions have been eliminated in consolidation.
Fiscal 2017
For our Fiscal 2017 (52 weeks ended April 29, 2017), the results of operations for the entire 52 weeks ended April 29, 2017 reflected in our consolidated financial statements are presented on a consolidated basis. On February 27, 2017, we acquired MBS Textbook Exchange, LLC ("MBS"). The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017. Subsequent to the acquisition date, the consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation.

Index to Form 10-K Index to FS

Fiscal 2016
On August 2, 2015, we completed the legal separation ("Spin-Off") from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company. For the results of operations for the 13 weeks ended August 1, 2015 (first quarter of Fiscal 2016), our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble, Inc. Subsequent to the Spin-Off, the results of operations are presented on a consolidated basis for the 39 weeks ended April 30, 2016 (i.e. second, third and fourth quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble, Inc. under various agreements. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Barnes & Noble, Inc. Transactions.
Results of Operations - Summary

	Fiscal Year
Dollars in thousands	2018	2017	2016
Sales:
Product sales and other	$1,984,472	$1,641,881	$1,581,104
Rental income	219,145	232,481	226,925
Total sales	$2,203,617	$1,874,362	$1,808,029

Net (loss) income	$(252,566)	$5,361	$84

Adjusted Earnings (non-GAAP) (a)	$56,949	$12,347	$15,462

Adjusted EBITDA (non-GAAP) (a)
BNC	$87,493	$107,847	$108,252
MBS	54,598	(3,569)	—
DSS	7,559	—	—
Corporate Services	(22,166)	(25,373)	(27,724)
Elimination	(724)	(637)	—
Total Adjusted EBITDA (non-GAAP)	$126,760	$78,268	$80,528

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

Store Count

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	BNC Stores	MBS Direct Stores	BNC Stores	MBS Direct Stores	BNC Stores
Opened at beginning of period	769	712	751	700	724
Opened	33	21	38	15	39
Closed	34	57	20	3	12
Opened at end of period	768	676	769	712	751
Comparable store sales (a)	(4.1)%	N/A	(3.5)%	N/A	(1.9)%

(a)
Effective Fiscal 2017, BNC comparable store sales includes sales from stores that have been open for an entire fiscal year period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis. We believe the current comparable store sales calculation method better reflects the manner in which management views comparable sales, as well as the seasonal nature of our business. Prior year comparable store sales have been updated to exclude store inventory sales to MBS, which are reflected as intercompany inventory transfers since the acquisition. For Fiscal 2016, BNC comparable store sales included sales from stores that were open for at least 15 months, excluded sales from closed stores for all periods presented, and included digital agency sales on a net basis.

Index to Form 10-K Index to FS

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales:
Product sales and other	90.1%	87.6%	87.4%
Rental income	9.9	12.4	12.6
Total sales	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	76.7	78.0	77.5
Rental cost of sales (a)	56.4	57.8	56.6
Total cost of sales	74.7	75.5	74.9
Gross margin	25.3	24.5	25.1
Selling and administrative expenses	19.7	20.3	20.7
Depreciation and amortization expense	3.0	2.8	2.9
Impairment loss (non-cash)	14.2	—	0.7
Restructuring and other charges	0.2	0.1	0.5
Transactions costs	0.1	0.5	0.1
Operating (loss) income	(11.9)%	0.7%	0.2%
(a) Represents the percentage these costs bear to the related sales, instead of total sales.

Index to Form 10-K Index to FS

Results of Operations - 52 weeks ended April 28, 2018 compared with the 52 weeks ended April 29, 2017

	52 weeks ended, April 28, 2018
Dollars in thousands	BNC	MBS (a)	DSS (b)	Corporate Services	Eliminations (c)	Total
Sales:
Product sales and other	$1,602,887	$453,580	$15,762	$—	$(87,757)	$1,984,472
Rental income	213,196	5,949	—	—	—	219,145
Total sales	1,816,083	459,529	15,762	—	(87,757)	2,203,617
Cost of sales:
Product and other cost of sales	1,254,392	354,969	359	—	(87,033)	1,522,687
Rental cost of sales	120,482	3,215	—	—	—	123,697
Total cost of sales	1,374,874	358,184	359	—	(87,033)	1,646,384
Gross profit	441,209	101,345	15,403	—	(724)	557,233
Selling and administrative expenses	353,716	50,020	7,844	22,166	—	433,746
Depreciation and amortization expense	53,737	6,406	5,253	190	—	65,586
Sub-Total:	$33,756	$44,919	$2,306	$(22,356)	$(724)	57,901
Impairment loss (non-cash)						313,130
Restructuring and other charges						5,429
Transaction costs						2,045
Operating (loss) income						$(262,703)

	52 weeks ended, April 29, 2017
Dollars in thousands	BNC	MBS (a)	DSS (b)	Corporate Services	Eliminations (c)	Total
Sales:
Product sales and other	$1,614,002	$33,169	$—	$—	$(5,290)	$1,641,881
Rental income	231,559	922	—	—	—	232,481
Total sales	1,845,561	34,091	—	—	(5,290)	1,874,362
Cost of sales:
Product and other cost of sales	1,256,673	29,023	—	—	(4,653)	1,281,043
Rental cost of sales	133,938	320	—	—	—	134,258
Total cost of sales	1,390,611	29,343	—	—	(4,653)	1,415,301
Gross profit	454,950	4,748	—	—	(637)	459,061
Selling and administrative expenses	347,103	8,317	—	25,373	—	380,793
Depreciation and amortization expense	52,067	1,059	—	192	—	53,318
Sub-Total:	$55,780	$(4,628)	$—	$(25,565)	$(637)	24,950
Impairment loss (non-cash)						—
Restructuring and other charges						1,790
Transaction costs						9,605
Operating income						$13,555

(a)
On February 27, 2017, we acquired MBS. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.

Index to Form 10-K Index to FS

(b)
We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

(c)
For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions and Note 5. Segment Reporting.

Sales
The following table summarizes our sales for the 52 weeks ended April 28, 2018 and April 29, 2017:

	52 weeks ended
Dollars in thousands	April 28, 2018	April 29, 2017%
Product sales and other	$1,984,472	$1,641,881	20.9%
Rental income	219,145	232,481	(5.7)%
Total Sales	$2,203,617	$1,874,362	17.6%
Our total sales increased $329.3 million, or 17.6%, to $2,203.6 million during the 52 weeks ended April 28, 2018 from $1,874.4 million during the 52 weeks ended April 29, 2017. Sales increased primarily due to the acquisition of MBS ($425.4 million) and Student Brands ($15.8), partially offset by BNC comparable sales declines primarily due to primarily by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital, lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and the general weakness in the retail environment.
The components of the variances are reflected in the table below.

Sales variances	52 weeks ended
Dollars in millions	April 28, 2018	April 29, 2017
MBS Sales (a)
Wholesale	$236.9	$14.1
Direct	188.5	20.0
MBS Sales subtotal:	$425.4	$34.1
BNC Sales
New stores	$64.4	$109.5
Closed stores	(12.1)	(23.8)
Comparable stores	(69.8)	(60.2)
Textbook rental deferral	1.3	0.6
Service revenue (b)	2.9	5.8
Other (c)	(16.2)	5.6
BNC Sales subtotal:	$(29.5)	$37.5

DSS Sales (d)	$15.8	$—

Eliminations (e)	$(82.4)	$(5.3)
Total sales variance	$329.3	$66.3

(a)	Represents sales for MBS for the 52 weeks ended April 28, 2018.

(b)	Service revenue includes Promoversity, brand partnerships, shipping and handling, LoudCloud digital content, software, and services, and revenue from other programs.

(c)	Other includes inventory liquidation sales to third parties, and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(d)
DSS revenue includes Student Brands, LLC subscription-based writing services business. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands, LLC from the date of acquisition, August 3, 2017. All material intercompany accounts and transactions have been eliminated in consolidation.

(e)
Eliminates MBS sales to BNC and BNC commissions earned from MBS. See Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Segment Reporting for a discussion of intercompany activities and eliminations.

Index to Form 10-K Index to FS

BNC
BNC total sales decreased $29.5 million, or 1.6%, to $1,816.1 million during the 52 weeks ended April 28, 2018 from $1,845.6 million during the 52 weeks ended April 29, 2017. BNC added 33 new stores and closed 34 stores during the 52 weeks ended April 28, 2018, ending the period with a total of 768 stores.
Comparable store sales variances for BNC by category for the 52 week periods are as follows:

Comparable Store Sales variances for BNC	52 weeks ended
Dollars in millions	April 28, 2018		April 29, 2017
Textbooks (Course Materials)	$(65.6)	(5.9)%	$(55.7)	(4.9)%
General Merchandise	1.2	0.2%	(0.7)	(0.1)%
Trade Books	(5.3)	(10.2)%	(3.2)	(5.8)%
Other	(0.1)	(78.3)%	(0.6)	(88.9)%
Total Comparable Store Sales	$(69.8)	(4.1)%	$(60.2)	(3.5)%
Comparable store sales for BNC decreased for the 52 weeks ended April 28, 2018 and were impacted primarily by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital. Comparable store sales were also impacted by lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.
Textbook revenue for BNC for the 52 weeks ended April 28, 2018 decreased primarily due to lower new and used textbook sales and rentals as discussed above, while eTextbook revenue increased. General merchandise sales for BNC increased for the 52 weeks ended April 28, 2018 primarily due to higher emblematic apparel and graduation products sales, partially offset by a decrease in school supplies, computer and convenience product sales.
Rental income for BNC for the 52 weeks ended April 28, 2018 decreased by $18.4 million, or 7.9%. The decrease in rental income for the 52 weeks ended April 28, 2018 is due to decreased rental activity and increased digital offerings.
MBS
MBS total sales increased by $425.4 million to $459.5 million during the 52 weeks ended April 28, 2018 from $34.1 million which represents sales for MBS from the acquisition date, February 27, 2017, to April 29, 2017.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 74.7% during the 52 weeks ended April 28, 2018 compared to 75.5% during the 52 weeks ended April 29, 2017. Our gross margin increased $98.2 million, or 21.4%, to $557.2 million, or 25.3% of sales, during the 52 weeks ended April 28, 2018 from $459.1 million, or 24.5% of sales, during the 52 weeks ended April 29, 2017.
BNC
The following table summarizes the BNC cost of sales for the 52 weeks ended April 28, 2018 and April 29, 2017:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Related Sales	April 29, 2017	% of Related Sales
Product and other cost of sales	$1,254,392	78.3%	$1,256,673	77.9%
Rental cost of sales	120,482	56.5%	133,938	57.8%
Total Cost of Sales	$1,374,874	75.7%	$1,390,611	75.3%
The following table summarizes the BNC gross margin for the 52 weeks ended April 28, 2018 and April 29, 2017:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Related Sales	April 29, 2017	% of Related Sales
Product and other gross margin	$348,495	21.7%	$357,329	22.1%
Rental gross margin	92,714	43.5%	97,621	42.2%
Gross Margin	$441,209	24.3%	$454,950	24.7%

Index to Form 10-K Index to FS

For the 52 weeks ended April 28, 2018, the BNC gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (40 basis points) due to lower margin rates (35 bps), specifically for general merchandise and used textbooks, which were impacted by publisher price decreases and lower sales of underutilized inventory to third parties compared to the prior year due to inventory transfers to MBS, and an unfavorable sales mix (5 basis points).

•
Rental gross margin increased (130 basis points), driven primarily by higher rental margin rates (140 basis points) and favorable sales mix (10 basis points), partially offset by increased costs related to our college and university contracts (15 basis points) resulting from contract renewals and new store contracts.

MBS
The cost of sales and gross margin for MBS was $358.2 million or 77.9% of sales and $101.3 million or 22.1% of sales, respectively, during the 52 weeks ended April 28, 2018. The cost of sales and gross margin for MBS was $29.3 million or 86.1% of sales and $4.7 million or 13.9% of sales, respectively, during the 52 weeks ended April 29, 2017. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.
The margin was impacted by the incremental cost of sales of $3.3 million related to recording MBS inventory at fair value as of the acquisition date. The non-cash fair value inventory adjustment of $3.3 million for MBS was recognized over six months from the date of acquisition and was allocated based on monthly sales. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for MBS was $354.9 million or 77.2% of sales and $104.6 million or 22.8% of sales, respectively, during the 52 weeks ended April 28, 2018.
DSS
Gross margin for the DSS segment was $15.4 million driven primarily by high margin Student Brands subscription service revenue earned from Student Brands acquisition date, August 3, 2017 to April 28, 2018. Operating costs for the Student Brands are recorded as selling and administrative expenses.
Intercompany Eliminations
During the 52 weeks ended April 28, 2018 and April 29, 2017, our sales eliminations were $87.7 million and $5.3 million, respectively. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 52 weeks ended April 28, 2018 and April 29, 2017, the cost of sales eliminations were $87.0 million and $4.7 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
The $0.7 million and $0.6 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during the 52 weeks ended April 28, 2018 and April 29, 2017, respectively.
Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Sales	April 29, 2017	% of Sales
Selling and Administrative Expenses	$433,746	19.7%	$380,793	20.3%
During the 52 weeks ended April 28, 2018, selling and administrative expenses increased by $53.0 million, or 13.9%, to $433.7 million from $380.8 million during the 52 weeks ended April 29, 2017. This increase was primarily due to the acquisition of MBS ($41.7 million increase) and DSS ($7.8 million increase). Shared corporate overhead costs previously allocated to MBS prior to the fourth quarter of fiscal year 2018 have been reclassified and are included in selling and administrative expenses in the BNC segment or Corporate Services.
For the BNC segment, selling and administrative expenses increased by $6.6 million, or 1.9%, to $353.7 million from $347.1 million during the 52 weeks ended April 29, 2017. The increase was primarily due a $5.7 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $52.3 million increase in new store sales (net of closed stores), and an increase of $6.6 million in corporate payroll and infrastructure costs, including increased costs associated with Promoversity and LoudCloud digital operations. These increases were partially offset by a $5.7 million decrease in comparable store payroll and operating expenses.

Index to Form 10-K Index to FS

For the MBS segment, selling and administrative expenses were $50.0 million, or 10.9% of related sales, compared to $8.3 million, or 24.4% of related sales, during the 52 weeks ended April 29, 2017, which includes the financial results of MBS from the acquisition date, February 27, 2017 to April 29, 2017, their lowest selling period during the fiscal year.
For the DSS segment, selling and administrative expenses were $7.8 million, or 49.8% of sales during the 52 weeks ended April 28, 2018, which includes the financial results of Student Brands from the acquisition date, August 3, 2017 to April 28, 2018.
Corporate Services' selling and administrative expenses decreased by $3.2 million, or 12.6%, to $22.2 million during the 52 weeks ended April 28, 2018 from $25.4 million during the 52 weeks ended April 29, 2017. The decrease was primarily due to savings related to the combining the Chairman and CEO position effective in the second quarter of fiscal year 2018, lower stock-based compensation and bonus expense.
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Sales	April 29, 2017	% of Sales
Depreciation and Amortization Expense	$65,586	3.0%	$53,318	2.8%
Depreciation and amortization expense increased $12.3 million, or 23.0%, to $65.6 million during the 52 weeks ended April 28, 2018 from $53.3 million during the 52 weeks ended April 29, 2017. This increase was primarily attributable to incremental depreciation and amortization expense resulting from the acquisitions of MBS and Student Brands associated with the property and equipment and identified intangibles recorded at fair value as of the respective acquisition dates and additional capital expenditures for BNC.
Impairment loss (non-cash)
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2018. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach and the market approach. Based on the results of the test, we recorded a goodwill impairment (non-cash impairment loss) of $313.1 million. For information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
Restructuring and other charges
Restructuring
In Fiscal 2016, we implemented a plan to restructure our digital education operations and we announced a reduction in staff and closure of the facilities in Mountain View, California, and Redmond, Washington, which was completed during the first quarter of Fiscal 2017. We recorded restructuring costs of $1.8 million during the 52 weeks ended April 29, 2017.
Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 52 weeks ended April 28, 2018, we recognized expenses totaling approximately $5.4 million, which is comprised of the severance and transition payments as well as related expenses. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information or the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Transaction Costs
Transaction costs were $2.0 million during the 52 weeks ended April 28, 2018 compared to $9.6 million during the 52 weeks ended April 29, 2017. We incur transaction costs for business development and acquisitions. For additional information related to our recent acquisitions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions.
Operating (Loss) Income

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Sales	April 29, 2017	% of Sales
Operating (Loss) Income	$(262,703)	(11.9)%	$13,555	0.7%

Our operating loss was $262.7 million during the 52 weeks ended April 28, 2018 compared to operating income of $13.6 million during the 52 weeks ended April 29, 2017. This decrease was due to the matters discussed above. For the 52 weeks ended April 28, 2018, excluding the $313.1 million of goodwill impairment, the $3.3 million of incremental cost of sales related to amortization

Index to Form 10-K Index to FS

of the MBS inventory fair value adjustment, the restructuring and other charges of $5.4 million and transaction costs of $2.0 million, all discussed above, operating income was $61.2 million (or 2.8% of sales). For the 52 weeks ended April 29, 2017, excluding the restructuring costs and other charges of $1.8 million and the transaction costs of $9.6 million, discussed above, operating income was $25.0 million (or 1.3% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 28, 2018	April 29, 2017
Interest Expense, Net	$10,306	$3,464
Net interest expense increased by $6.8 million to $10.3 million during the 52 weeks ended April 28, 2018 from $3.5 million during the 52 weeks ended April 29, 2017 primarily due to increased borrowings as a result of acquisitions, as well as higher commitment fees for the fully year in Fiscal 2018 under the Credit Facility and FILO Facility which was entered into during Fiscal 2017.
Income Tax Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	Effective Rate	April 29, 2017	Effective Rate
Income Tax (Benefit) Expense	$(20,443)	7.5%	$4,730	46.9%
We recorded an income tax benefit of $(20.4) million on a pre-tax loss of $(273.0) million during the 52 weeks ended April 28, 2018, which represented an effective income tax rate of 7.5% and an income tax expense of $4.7 million on pre-tax income of $10.1 million during the 52 weeks ended April 29, 2017, which represented an effective income tax rate of 46.9%.
The effective tax rate for Fiscal 2018 is significantly lower as compared to the comparable prior year periods due to the tax benefit of the Tax Cuts and Jobs Act (the "Tax Legislation"), which lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. The combined benefit of our pre-tax book loss, plus the reduced U.S. income tax rate was partially offset by permanent differences, which includes the nondeductible portion of the goodwill impairment.
As expected, nondeductible compensation expense for Fiscal 2018 was significantly lower compared to the prior fiscal year as components of our executive compensation program qualified as deductible under Section 162(m) of the Internal Revenue Code. In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring tax benefits arising from the Spin-Off. These benefits did not impact the current fiscal year and the Company does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate in future fiscal years and nondeductible compensation expense may increase because of changes to Section 162(m) of the Internal Revenue Code.
Impact of U.S. Tax Reform
The Tax Legislation was enacted on December 22, 2017. The Tax Legislation reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of April 28, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20.4 million reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
Net (Loss) Income

	52 weeks ended
Dollars in thousands	April 28, 2018	April 29, 2017
Net (Loss) Income	$(252,566)	$5,361
As a result of the factors discussed above, we reported net loss of $(252.6) million during the 52 weeks ended April 28, 2018, compared with net income of $5.4 million during the 52 weeks ended April 29, 2017. Adjusted Earnings (non-GAAP) is $56.9 million during the 52 weeks ended April 28, 2018, compared with $12.3 million during the 52 weeks ended April 29, 2017. See Adjusted Earnings (non-GAAP) discussion below.

Index to Form 10-K Index to FS

Results of Operations - 52 weeks ended April 29, 2017 compared with the 52 weeks ended April 30, 2016

	52 weeks ended, April 29, 2017
Dollars in thousands	BNC	MBS (a)	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,614,002	$33,169	$—	$—	$(5,290)	$1,641,881
Rental income	231,559	922	—	—	—	232,481
Total sales	1,845,561	34,091	—	—	(5,290)	1,874,362
Cost of sales:
Product and other cost of sales	1,256,673	29,023	—	—	(4,653)	1,281,043
Rental cost of sales	133,938	320	—	—	—	134,258
Total cost of sales	1,390,611	29,343	—	—	(4,653)	1,415,301
Gross profit	454,950	4,748	—	—	(637)	459,061
Selling and administrative expenses	347,103	8,317	—	25,373	—	380,793
Depreciation and amortization expense	52,067	1,059	—	192	—	53,318
Sub-Total:	$55,780	$(4,628)	$—	$(25,565)	$(637)	24,950
Impairment loss (non-cash)						—
Restructuring and other charges						1,790
Transaction costs						9,605
Operating income						$13,555

	52 weeks ended, April 30, 2016
Dollars in thousands	BNC	MBS (a)	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,581,104	$—	$—	$—	$—	$1,581,104
Rental income	226,925	—	—	—	—	226,925
Total sales	1,808,029	—	—	—	—	1,808,029
Cost of sales:
Product and other cost of sales	1,224,927	—	—	—	—	1,224,927
Rental cost of sales	128,403	—	—	—	—	128,403
Total cost of sales	1,353,330	—	—	—	—	1,353,330
Gross profit	454,699	—	—	—	—	454,699
Selling and administrative expenses	346,447	—	—	27,724	—	374,171
Depreciation and amortization expense	52,564	—	—	126	—	52,690
Sub-Total:	$55,688	$—	$—	$(27,850)	$—	27,838
Impairment loss (non-cash)						11,987
Restructuring and other charges						8,830
Transaction costs						2,398
Operating income						$4,623

(a)
On February 27, 2017, we acquired MBS. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.

Index to Form 10-K Index to FS

(b)
For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions and Note 5. Segment Reporting.

Sales
The following table summarizes our sales for the 52 weeks ended April 29, 2017 and April 30, 2016:

	52 weeks ended
Dollars in thousands	April 29, 2017	April 30, 2016%
Product sales and other	$1,641,881	$1,581,104	3.8%
Rental income	232,481	226,925	2.4%
Total Sales	$1,874,362	$1,808,029	3.7%
Our total sales increased $66.3 million, or 3.7%, to $1,874.4 million during the 52 weeks ended April 29, 2017 from $1,808.0 million during the 52 weeks ended April 30, 2016.
The components of the variances are reflected in the table below.

Sales variances
Dollars in millions	52 weeks ended
MBS Sales (a)
Wholesale	$14.1
Direct	20.0
MBS Sales subtotal:	$34.1
BNC Sales
New stores	$109.5
Closed stores	(23.8)
Comparable stores	(60.2)
Textbook rental deferral	0.6
Service revenue (b)	5.8
Other (c)	5.6
BNC Sales subtotal:	$37.5
Eliminations (d)	$(5.3)
Total sales variance	$66.3

(a)	Represents sales for MBS from the acquisition date, February 27, 2017, to April 29, 2017. See MBS discussion below.

(b)	Service revenue includes Promoversity, brand partnerships, shipping and handling, LoudCloud digital content, software, and services, and revenue from other programs.

(c)	Other includes inventory liquidation sales to third parties, and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(d)
Eliminates MBS sales to BNC and BNC commissions earned from MBS. See Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Segment Reporting for a discussion of intercompany activities and eliminations.

BNC
BNC total sales increased $37.5 million, or 2.1%, to $1,845.6 million during the 52 weeks ended April 29, 2017 from $1,808.0 million during the 52 weeks ended April 30, 2016.
BNC added 38 new stores and closed 20 stores during the 52 weeks ended April 29, 2017, ending the period with a total of 769 stores.

Index to Form 10-K Index to FS

Comparable store sales variances for BNC by category for the 52 week periods are as follows:

Comparable Store Sales variances for BNC	52 weeks ended
Dollars in millions	April 29, 2017
Textbooks	$(55.7)	(4.9)%
General Merchandise	(0.7)	(0.1)%
Trade Books	(3.2)	(5.8)%
Other	(0.6)	(88.9)%
Total Comparable Store Sales	$(60.2)	(3.5)%
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
Rental income for BNC for the 52 weeks ended April 29, 2017 increased $4.6 million, or 2.0%. The increase in rental income for the 52 weeks ended April 29, 2017 was primarily due to increased rental activity.
MBS
MBS sales were $34.1 million and represents sales for MBS from the acquisition date, February 27, 2017 to April 29, 2017. MBS’s business is highly seasonal. For MBS’s retail operations (virtual bookstores), a major portion of sales and operating profit are realized during the second and third quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS’s wholesale business, a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, as it sells textbooks for retail distribution. MBS has significantly lower operating profit or operating loss realized during the fourth quarter.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 75.5% during the 52 weeks ended April 29, 2017 compared to 74.9% during the 52 weeks ended April 30, 2016. Our gross margin increased $4.4 million, or 1.0%, to $459.1 million, or 24.5% of sales, during the 52 weeks ended April 29, 2017 from $454.7 million, or 25.1% of sales, during the 52 weeks ended April 30, 2016.
BNC
The following table summarizes the BNC cost of sales for the 52 weeks ended April 29, 2017 and April 30, 2016:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2017	% of Related Sales	April 30, 2016	% of Related Sales
Product and other cost of sales	$1,256,673	77.9%	$1,224,927	77.5%
Rental cost of sales	133,938	57.8%	128,403	56.6%
Total Cost of Sales	$1,390,611	75.3%	$1,353,330	74.9%
The following table summarizes the BNC gross margin for the 52 weeks ended April 29, 2017 and April 30, 2016:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2017	% of Related Sales	April 30, 2016	% of Related Sales
Product and other gross margin	$357,329	22.1%	$356,177	22.5%
Rental gross margin	97,621	42.2%	98,522	43.4%
Gross Margin	$454,950	24.7%	$454,699	25.1%

Index to Form 10-K Index to FS

For the 52 weeks ended April 29, 2017, the BNC gross margin as a percentage of sales decreased due to lower margin rate and higher costs related to our college and university contracts resulting from contract renewals and new store contracts, partially offset by a favorable sales mix as discussed below:

•
Product and other gross margin decreased (40 basis points), driven primarily by lower margin rates (50 basis points), primarily related to increased markdowns on textbooks, including the impact of our price-matching program (15 basis points), and increased costs related to our college and university contracts (25 basis points) resulting from contract renewals and new store contracts. These decreases were partially offset by improved shrink results (20 basis points) and a favorable sales mix (15 basis points) resulting from an increase in sales of higher margin general merchandise.

•
Rental gross margin decreased (120 basis points), driven primarily by lower rental margin rates (145 basis points), including the impact of our price-matching program (40 basis points) and increased costs related to our college and university contracts (20 basis points) resulting from contract renewals and new store contracts. This decrease was partially offset by a favorable rental mix (40 basis points).

MBS
The cost of sales and gross margin for MBS was $29.3 million or 86.1% and $4.7 million or 13.9%, respectively, from the acquisition date, February 27, 2017 to April 29, 2017. The MBS gross margin as a percentage of sales is impacted by significantly lower sales for MBS realized during the fourth quarter (generally February through April) as the majority of the quarter is focused on purchasing inventory for the upcoming Fall semester, fixed warehouse facility and operation costs, as well as the incremental cost of sales related to recording MBS inventory at fair value as of the acquisition date.
Intercompany Eliminations
During the 52 weeks ended April 29, 2017, our sales eliminations were $5.3 million. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 52 weeks ended April 29, 2017, the cost of sales eliminations were $4.7 million. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
The $0.6 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during the 52 weeks ended April 29, 2017.
Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2017	% of Sales	April 30, 2016	% of Sales
Selling and Administrative Expenses	$380,793	20.3%	$374,171	20.7%
During the 52 weeks ended April 29, 2017, selling and administrative expenses increased $6.6 million, or 1.8%, to $380.8 million from $374.2 million during the 52 weeks ended April 30, 2016. The increase was primarily due to the selling and administrative expenses for MBS of $8.3 from the acquisition date, February 27, 2017, to April 29, 2017.
BNC's selling and administrative expenses increased by $0.7 million, or 0.2%, to $347.1 million during the 52 weeks ended April 29, 2017 from $346.4 million during the 52 weeks ended April 30, 2016. The increase was due primarily to a $14.6 million increase in new store payroll and operating expenses (net of closed stores), as a result of a $85.7 million increase in new store sales (net of closed stores), and a $3.7 million increase in corporate payroll and infrastructure costs, including increased costs associated with Promoversity. These increases were partially offset by an $11.2 million net decrease in digital expenses related to the restructuring of our digital operations (as discussed below), net of increased costs related to our LoudCloud digital operations, and a $6.4 million decrease in comparable store payroll and operating expenses.
Corporate Services' selling and administrative expenses decreased by $2.4 million, or 8.5%, to $25.4 million during the 52 weeks ended April 29, 2017 from $27.7 million during the 52 weeks ended April 30, 2016. The decrease was primarily due to lower corporate costs incurred to perform certain corporate service functions that were historically provided by Barnes & Noble, Inc. prior to the Barnes & Noble, Inc. spin-off in April 2015, partially offset by increased stock-based compensation expense. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Barnes & Noble, Inc. Transactions.

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
Transaction Costs
Transaction costs were $9.6 million during the 52 weeks ended April 29, 2017 compared to $2.4 million during the 52 weeks ended April 30, 2016. We incur transaction costs for business development and acquisitions. For additional information related to our recent acquisitions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions.
Impairment Loss (non-cash) and Restructuring and Other Charges
In Fiscal 2016, we implemented a plan to restructure our digital operations in our BNC segment. As a result of this restructuring, we recorded a non-cash impairment loss of $12.0 million related to all of the capitalized content costs for the Yuzu® eTextbook platform ($9 million), and recorded a non-recurring other than temporary loss related to an investment held at cost ($3 million).
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
In Fiscal 2017, our operating income was $13.6 million during the 52 weeks ended April 29, 2017. The increase compared to Fiscal 2016 was due to the matters discussed above. Excluding the restructuring and other charges of $1.8 million and the transaction costs of $9.6 million, discussed above, operating income was $25.0 million (or 1.3% of sales). In Fiscal 2016, our operating income was $4.6 million due to the matters discussed above. Excluding the impairment loss of $12.0 million, restructuring and other charges of $8.8 million, and transaction costs of $2.4 million, we reported operating income of $27.8 million (or 1.5% of sales) during the 52 weeks ended April 30, 2016.
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

Index to Form 10-K Index to FS

The income tax provision for the 52 weeks ended April 29, 2017 reflects the impact of nondeductible expenses, principally nondeductible compensation expense, partially offset by state net operating losses benefiting the Company as a result of the Spin-Off, as well as certain income tax credits. As compared to the 52 weeks ended April 29, 2017, the income tax provision for the 52 weeks ended April 30, 2016 also reflected the non-deductibility of certain impairment amounts referred to in Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information - Impairment Loss (non-cash) and Restructuring and Other Charges.
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
Use of Non-GAAP Measures - Adjusted Earnings and Adjusted EBITDA
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted Earnings and Adjusted EBITDA, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income as adjusted for items that are subtracted from or added to net income. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income.
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Form 10-K, the reconciliation of Adjusted Earnings to net income and the reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
We review these Non-GAAP financial measures as internal measures to evaluate our performance and manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these Non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as they exclude certain items that do not reflect the ordinary earnings of our operations. Our Board of Directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. We believe that the inclusion of Adjusted Earnings and Adjusted EBITDA results provides investors useful and important information regarding our operating results.

Index to Form 10-K Index to FS

Adjusted Earnings (non-GAAP)

Dollars in thousands	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net (loss) income	$(252,566)	$5,361	$84
Reconciling items, after-tax (below)	309,515	6,986	15,378
Adjusted Earnings (non-GAAP)	$56,949	$12,347	$15,462

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$313,130	$—	$11,987
Inventory valuation amortization (MBS) (non-cash) (a)	3,273	—	—
Restructuring and other charges (a)	5,429	1,790	8,830
Transaction costs (a)	2,045	9,605	2,398
Reconciling items, pre-tax	323,877	11,395	23,215
Less: Pro forma income tax impact (b)	14,362	4,409	7,837
Reconciling items, after-tax	$309,515	$6,986	$15,378

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.
Adjusted EBITDA (non-GAAP)

Dollars in thousands	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net (loss) income	$(252,566)	$5,361	$84
Add:
Depreciation and amortization expense	65,586	53,318	52,690
Interest expense, net	10,306	3,464	1,872
Income tax (benefit) expense	(20,443)	4,730	2,667
Impairment loss (non-cash) (a)	313,130	—	11,987
Inventory valuation amortization (MBS) (non-cash) (a)	3,273	—	—
Restructuring and other charges (a)	5,429	1,790	8,830
Transaction costs (a)	2,045	9,605	2,398
Adjusted EBITDA (non-GAAP)	$126,760	$78,268	$80,528
(a) See Management Discussion and Analysis - Results of Operations discussion above.
The following is Adjusted EBITDA by segment for Fiscal 2018, Fiscal 2017 and Fiscal 2016.

Adjusted EBITDA - by Segment	FISCAL YEAR 2018
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$1,816,083	$459,529	$15,762	$—	$(87,757)	$2,203,617
Cost of sales (a)	(1,374,874)	(354,911)	(359)	—	87,033	(1,643,111)
Gross profit	441,209	104,618	15,403	—	(724)	560,506
Selling and administrative expenses	353,716	50,020	7,844	22,166	—	433,746
Adjusted EBITDA (non-GAAP)	$87,493	$54,598	$7,559	$(22,166)	$(724)	$126,760

Index to Form 10-K Index to FS

Adjusted EBITDA - by Segment	FISCAL YEAR 2017
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total Fiscal 2017
Sales	$1,845,561	$34,091	$—	$—	$(5,290)	$1,874,362
Cost of sales	(1,390,611)	(29,343)	—	—	4,653	(1,415,301)
Gross profit	454,950	4,748	—	—	(637)	459,061
Selling and administrative expenses	347,103	8,317	—	25,373	—	380,793
Adjusted EBITDA (non-GAAP)	$107,847	$(3,569)	$—	$(25,373)	$(637)	$78,268

Adjusted EBITDA - by Segment	FISCAL YEAR 2016
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total Fiscal 2016
Sales	$1,808,029	$—	$—	$—	$—	$1,808,029
Cost of sales	(1,353,330)	—	—	—	—	(1,353,330)
Gross profit	454,699	—	—	—	—	454,699
Selling and administrative expenses	346,447	—	—	27,724	—	374,171
Adjusted EBITDA (non-GAAP)	$108,252	$—	$—	$(27,724)	$—	$80,528

(a) For the 52 weeks ended April 28, 2018, gross margin excludes $3.3 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment recorded as of the acquisition date, February 27, 2017. See Management Discussion and Analysis - Results of Operations discussion above.
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit agreement and short-term vendor financing. As of April 28, 2018, we had a total of $196.4 million of outstanding borrowings under the BNED Credit Facility and FILO Facility. See Financing Arrangements discussion below.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2016, we repurchased 1,715,269 shares for approximately $16.6 million at a weighted average cost per share of $9.95. During Fiscal 2017, we repurchased 688,948 shares for approximately $6.7 million at a weighted average cost per share of $10.10. During Fiscal 2018, we did not purchase shares under the stock repurchase program. As of April 28, 2018, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we also repurchased 260,531 shares, 276,292 shares and 174,511 shares of our common stock, respectively, in connection with employee tax withholding obligations for vested stock awards.
Sources and Uses of Cash Flow

Dollars in thousands	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash, cash equivalents, and restricted cash at beginning of period	$21,697	$30,866	$44,816
Net cash flows provided by operating activities	60,042	67,986	83,083
Net cash flows used in investing activities	(100,032)	(224,438)	(68,744)
Net cash flows provided by (used in) financing activities	35,162	147,283	(28,289)
Cash, cash equivalents, and restricted cash at end of period	$16,869	$21,697	$30,866

Index to Form 10-K Index to FS

Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations (BNC and MBS Direct), cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks for the upcoming semesters. For MBS Wholesale, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks for retail distribution. For both BNC and MBS, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during Fiscal 2018 were $60.0 million compared to $68.0 million during Fiscal 2017. This decrease of $8.0 million was primarily due to changes in working capital (primarily due to the inclusion of MBS operating activities for the entire Fiscal 2018 period and due to an increase in cash income tax payments), and changes in other long-term liabilities and deferred tax balances (primarily driven by the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act).
Cash flows provided by operating activities during Fiscal 2017 were $68.0 million compared to $83.1 million during Fiscal 2016. This decrease of $15.1 million was primarily due to the inclusion of MBS operating activities from the date of acquisition, February 27, 2017, to April 29, 2017, changes in working capital and changes in deferred tax balances.
Cash Flow from Investing Activities
Cash flows used in investing activities during Fiscal 2018 were $(100.0) million compared to $(224.4) million during Fiscal 2017. The decrease is primarily due to the acquisition of Student Brands for $57.4 million (cash consideration of $62.0 million, including cash acquired of $4.6 million) during Fiscal 2018 compared to cash consideration for the acquisition of MBS of $187.0 million during Fiscal 2017, higher capital expenditures primarily for MBS and contractual capital investments associated with renewing existing contracts, and new store construction for BNC, offset by lower deferred contract costs related to our bookstore contracts.
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
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $42.8 million and $34.7 million, $50.8 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during Fiscal 2018 were $35.2 million compared to cash flows provided by financing activities of $147.3 million during Fiscal 2017. This net change of $112.1 is primarily due to increased net borrowings under the credit agreement of $122.8 million (primarily to fund recent acquisitions), offset by decreased payments for Common Stock repurchased of $7.8 million during Fiscal 2018, and decreased payments for financing costs of $3.0 million.
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
Financing Arrangements
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

Index to Form 10-K Index to FS

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
During the 52 weeks ended April 28, 2018, we had borrowed $674.5 million and repaid $637.7 million under the BNED Credit Facility and FILO Facility, and a net total of $196.4 million of outstanding borrowings as of April 28, 2018. As of April 28, 2018, we have issued $4.8 million in letters of credit under the facility. During the 52 weeks ended April 29, 2017, we had borrowed $312.7 million and repaid $153.1 million under the BNED Credit Facility and FILO Facility, and had a net total of $159.6 million of outstanding borrowings as of April 29, 2017. During the 52 weeks ended April 30, 2016, we borrowed and repaid $60.6 million under the BNED Credit Facility.
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
The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Agreement as of April 28, 2018.
We believe that our future cash from operations, access to borrowings under the BNED Credit Facility, FILO Facility and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future.  Our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, the number and timing of new store openings, and any potential acquisitions of other brands or companies including digital properties. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
Income Tax Implications on Liquidity
As of April 28, 2018, other long-term liabilities includes $40.4 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13.4 million of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.

Index to Form 10-K Index to FS

Contractual Obligations
The following table sets forth our contractual obligations as of April 28, 2018 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (a)	$96.4	$96.4	$—	$—	$—
FILO Facility (a)	250.0	100.0	150.0	—	—
School management contract and other lease obligations (b)	806.4	140.0	255.2	218.5	192.7
Purchase obligations (c)	7.3	5.2	2.0	0.1	—
Other long-term liabilities reflected on the balance sheet under GAAP (d) (e)	—	—	—	—	—
Total	$1,160.1	$341.6	$407.2	$218.6	$192.7

(a)
As of April 28, 2018, we had a total of $196.4 million of outstanding borrowings under the BNED Credit Facility and FILO Facility. Excludes interest which is generally at a base rate of LIBOR, plus a variable rate. See Financing Arrangements discussion above for information about future borrowings and payments under the BNED FILO Credit Facility.

(b)
Our contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 69% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 2.1% of the minimum rent payments under those leases.

(c)	Includes information technology contracts.

(d)
Other long-term liabilities excludes $40.4 million of tax liabilities related to the long-term tax payable associated with the LIFO reserve and $0.1 million of unrecognized tax benefits, for which we cannot make a reasonably reliable estimate of the amount and period of payment. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13.4 million of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Policies and Note 14. Income Taxes.

(e)	Other long-term liabilities excludes expected payments related to employee benefit plans. See Item 8. Financial Statements and Supplementary Data — Note 12. Employee Benefit Plans.
Off-Balance Sheet Arrangements
As of April 28, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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

Index to Form 10-K Index to FS

Revenue Recognition and Deferred Revenue
Revenue from sales of our products at physical locations is recognized at the time of sale. Revenue from sales of products ordered through our websites and virtual bookstores is recognized upon receipt of our products by our customers. Revenue from the sale of physical textbooks from our wholesale is recognized at the time of shipment. Additional revenue is recognized for shipping charges billed to customers.
We rent both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at the start of the rental period. We offer a buyout option to allow the purchase of a rented physical textbook at the end of the rental period. We record the buyout purchase when the customer exercises and pays the buyout option price. In these instances, we would accelerate any remaining deferred rental revenue at the point of sale.
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
Other revenue includes revenue from direct-to-student subscription-based writing services. Subscription revenue is deferred and recognized over the service period. The majority of subscriptions sold are one month in duration.
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
Cost is determined primarily by the retail inventory method for our BNC segment and last-in first out, or “LIFO”, method for our MBS segment. Our textbook inventories, for BNC and MBS, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2018, Fiscal 2017 and Fiscal 2016.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.5 million in Fiscal 2018.
For our BNC segment, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.7 million in Fiscal 2018.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 1% change in rental cost of goods sold would have affected pre-tax earnings by approximately $0.7 million in Fiscal 2018.
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

Index to Form 10-K Index to FS

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
Stock-Based Compensation
The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. See Part II - Item 8. Financial Statements and Supplementary Data — Note 13. Stock-Based Compensation for a further discussion of our stock-based incentive plan. We are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If their actual forfeiture rate is materially different from their estimate, our stock-based compensation expense could be significantly different from what we recorded in the current period. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense would have affected pre-tax earnings by approximately $0.8 million in Fiscal 2018.
Evaluation of Other Long-Lived Assets Impairment
Our other long-lived assets include property and equipment and amortizable intangibles. As of April 28, 2018, we had $111.3 million and $219.1 million of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our consolidated balance sheet.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the third quarter of Fiscal 2018, in conjunction with the goodwill impairment test noted below, we evaluated certain of our long-lived assets for impairment.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2018.
Impairment losses related to school contracts are included in selling and administrative expenses totaled $0, $0.02 million, and $0.06 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $12.0 million. For additional information, see Item 8. Financial Statements and Supplementary Data — Note 9. Supplementary Information.
Evaluation of Goodwill Impairment
In the second quarter of Fiscal 2018, we adopted Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the test for goodwill impairment. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.
We completed our annual goodwill impairment test with the assistance of a third-party valuation firm, as of the first day of the third quarter of Fiscal 2018. We completed the impairment evaluation process to compare the fair value of our reporting units to their respective carrying values. The fair value of the MBS reporting unit exceeded its carrying value; therefore, no goodwill impairment was recognized for the MBS segment. The carrying value of the BNC reporting unit, as defined prior to the segment changes in the fourth quarter of Fiscal 2018, exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313.1 million. As of April 28, 2018, we had $49.3 million, $0 and $0 of goodwill on our consolidated balance sheet remaining related to our MBS, DSS and BNC reporting units, respectively.

Index to Form 10-K Index to FS

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
Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value, and therefore could affect the likelihood and amount of potential impairment. The following assumptions are significant to our evaluation process:
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
The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax benefit for the fiscal year ended April 28, 2018. We have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act.” We expect to meaningfully benefit from its enactment in future periods. See Item 8. Financial Statements and Supplementary Data — Note 14. Income Taxes to the consolidated financial statements for further detail.

Index to Form 10-K Index to FS

Recent Accounting Pronouncements
See Item 8. Financial Statements and Supplementary Data — Note 3. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of April 28, 2018, our cash and cash equivalents totaled approximately $16.1 million. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would not have materially affected interest income in Fiscal 2018.
We may from time to time borrow money under the BNED Credit Facility and FILO Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings under the BNED Credit Facility and FILO Facility. We had $196.4 million borrowings under BNED Credit Facility and FILO Facility at April 28, 2018. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would affect interest expense by approximately less than $0.1 million in Fiscal 2018.
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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barnes & Noble Education, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of April 28, 2018 and April 29, 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 28, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 28, 2018 and April 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.

Iselin, New Jersey
June 20, 2018

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	52 weeks ended	52 weeks ended	52 weeks ended
	April 28, 2018	April 29, 2017	April 30, 2016
Sales:
Product sales and other	$1,984,472	$1,641,881	$1,581,104
Rental income	219,145	232,481	226,925
Total sales	2,203,617	1,874,362	1,808,029
Cost of sales:
Product and other cost of sales	1,522,687	1,281,043	1,224,927
Rental cost of sales	123,697	134,258	128,403
Total cost of sales	1,646,384	1,415,301	1,353,330
Gross profit	557,233	459,061	454,699
Selling and administrative expenses	433,746	380,793	374,171
Depreciation and amortization expense	65,586	53,318	52,690
Impairment loss (non-cash)	313,130	—	11,987
Restructuring and other charges	5,429	1,790	8,830
Transaction costs	2,045	9,605	2,398
Operating (loss) income	(262,703)	13,555	4,623
Interest expense, net	10,306	3,464	1,872
Income (loss) before income taxes	(273,009)	10,091	2,751
Income tax (benefit) expense	(20,443)	4,730	2,667
Net (loss) income	$(252,566)	$5,361	$84

Earnings (Loss) per share of Common Stock:
Basic	$(5.40)	$0.12	$—
Diluted	$(5.40)	$0.11	$—
Weighted average shares of Common Stock outstanding:
Basic	46,763	46,317	46,238
Diluted	46,763	46,763	46,479
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	April 28, 2018	April 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16,126	$19,003
Receivables, net	100,060	86,040
Merchandise inventories, net	446,169	434,064
Textbook rental inventories	47,779	52,826
Prepaid expenses and other current assets	9,237	10,698
Total current assets	619,371	602,631
Property and equipment, net	111,287	116,613
Intangible assets, net	219,129	209,885
Goodwill	49,282	329,467
Other noncurrent assets	40,142	41,236
Total assets	$1,039,211	$1,299,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187,909	$192,742
Accrued liabilities	125,556	120,478
Short-term borrowings	100,000	100,000
Total current liabilities	413,465	413,220
Long-term deferred taxes, net	2,106	16,871
Other long-term liabilities	59,277	96,433
Long-term borrowings	96,400	59,600
Total liabilities	571,248	586,124
Commitments and contingencies
Stockholders' equity:
Parent company investment	—	—
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 50,032 and 49,372 shares, respectively; outstanding, 46,917 and 46,517 shares, respectively	501	494
Additional paid-in capital	717,323	708,871
(Accumulated deficit) Retained earnings	(220,203)	32,363
Treasury stock, at cost	(29,658)	(28,020)
Total stockholders' equity	467,963	713,708
Total liabilities and stockholders' equity	$1,039,211	$1,299,832
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	April 28, 2018	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net (loss) income	$(252,566)	$5,361	$84
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization expense	65,586	53,318	52,690
Amortization of deferred financing costs	1,502	792	488
Impairment loss (non-cash)	313,130	—	11,987
Deferred taxes	(14,765)	(11,961)	(11,868)
Stock-based compensation expense	8,459	9,366	6,670
Changes in other long-term liabilities and other	(36,823)	14,235	5,892
Changes in other operating assets and liabilities, net	(24,481)	(3,125)	17,140
Net cash flows provided by operating activities	60,042	67,986	83,083
Cash flows from investing activities:
Purchases of property and equipment	(42,809)	(34,670)	(50,790)
Acquisition of business, net of cash and restricted cash acquired	(58,259)	(186,720)	(17,843)
Changes in other noncurrent assets and other	1,036	(3,048)	(111)
Net cash flows used in investing activities	(100,032)	(224,438)	(68,744)
Cash flows from financing activities:
Net changes in Barnes & Noble, Inc. Investment	—	—	(6,423)
Proceeds from borrowings under Credit Agreement	674,500	312,700	60,600
Repayments of borrowings under Credit Agreement	(637,700)	(153,100)	(60,600)
Payment of deferred financing costs	—	(2,912)	(3,251)
Purchase of treasury shares	(1,638)	(9,405)	(18,615)
Net cash flows provided by (used in) financing activities	35,162	147,283	(28,289)
Net decrease in cash, cash equivalents, and restricted cash	(4,828)	(9,169)	(13,950)
Cash, cash equivalents, and restricted cash at beginning of period	21,697	30,866	44,816
Cash, cash equivalents, and restricted cash at end of period	$16,869	$21,697	$30,866
Changes in other operating assets and liabilities, net:
Receivables, net	$(13,670)	$(6,407)	$25,732
Merchandise inventories	(12,105)	6,197	(15,323)
Textbook rental inventories	5,047	(4,150)	(210)
Prepaid expenses and other current assets	(38)	(2,093)	(2,206)
Accounts payable and accrued liabilities	(3,715)	3,328	9,147
Changes in other operating assets and liabilities, net	$(24,481)	$(3,125)	$17,140

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$8,035	$2,082	$1,145
Income taxes paid (net of refunds)	$25,549	$1,473	$13,934
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 30, 2016	48,645	$486	$699,513	$27,002	1,890	$(18,615)	$708,386
Stock-based compensation expense			9,366				9,366
Vested equity awards	727	8	(8)				—
Common stock repurchased					689	(6,718)	(6,718)
Shares repurchased for tax withholdings for vested stock awards					276	(2,687)	(2,687)
Net income				5,361			5,361
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			8,459				8,459
Vested equity awards	660	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					260	(1,638)	(1,638)
Net loss				(252,566)			(252,566)
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except share and per share data)
Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC, a Delaware corporation. References to “Student Brands” refer to our direct-to-student subscription-based writing services business operated through our subsidiary Student Brands, LLC.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States, one of the largest textbook wholesalers and inventory management hardware and software providers, and a leading provider of digital education services. Through our Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, we operate 1,444 physical and virtual bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Student Brands subsidiary and associated websites, a leading direct-to-student subscription-based writing services business, we offer services to approximately 100,000 subscribers, by offering student assistance through the writing process and journey.
The strengths of our business, as discussed below, includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
As demand for new, enhanced, and more affordable products and services increase in the rapidly changing education landscape, we strive to evolve our business model and enhance our solutions. We continue to aggressively innovate and collaborate with our partners to provide solutions that extend well beyond course materials sourcing and sales, to include new digital services that support successful student outcomes. We aim to be an even stronger partner for schools and meet customer needs by expanding our physical and virtual bookstore service capabilities, courseware offerings and digital platform services.
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. The implementation of our core digital strategy relies on our direct access to students from our bookstore operations, where we can attach our existing and future suite of digital products and services both online and in our stores.
We are ready to meet the digital demand with our virtual bookstore and e-commerce solutions. We focus on providing affordable solutions, such as our First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, our LoudCloud Courseware™, is a turnkey solution for colleges and universities that offers advanced, affordable learning materials built on a high-quality foundation of OER and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. LoudCloud Courseware™ significantly reduces course material costs for students and enables easier implementation for faculty.
We offer our Student Brands solutions focused on providing students assistance through the writing process and journey. We offer these online solutions to students via internet search engine optimization ("SEO"), as well as by marketing directly to students in our BNC and MBS physical and virtual bookstore footprint.
We believe that our strategic actions over the last three years, including the acquisitions of LoudCloud Systems, Inc. ("LoudCloud"), MBS and Student Brands, respectively, and ongoing development of courseware, have substantially enhanced our competitive position. Fiscal 2018 was a transformational period in which we began to leverage our newly-expanded customer base and distribution channels to broaden our reach to students and deepen our institutional partnerships. We continue to focus on providing product and service offerings designed to address the most pressing issues in higher education, including affordable and accessible course materials and products designed to drive and improve student outcomes.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Effective in the fourth quarter of Fiscal year 2018, we have three reportable segments: BNC, MBS, and Digital Student Solutions ("DSS"), as described below. Prior to the fourth quarter of Fiscal year 2018, BNC and MBS were previously our only reportable segments. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Segment Reporting.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended April 28, 2018 ("Fiscal 2018"), 52 weeks ended April 29, 2017 ("Fiscal 2017"), and 52 weeks ended April 30, 2016 ("Fiscal 2016").
For our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students generally purchase and rent textbooks, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first, second and third quarter, as it sells textbooks for retail distribution. Student Brands' sale and operating profit are realized relatively consistently throughout the year.
Our quarterly results also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Consolidation
Fiscal 2018
For our Fiscal 2018 (52 weeks ended April 28, 2018), the results of operations for the entire 52 weeks ended April 28, 2018 reflected in our consolidated financial statements are presented on a consolidated basis. On August 3, 2017, we acquired Student Brands ("Student Brands"). The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018. Subsequent to the acquisition, the consolidated financial statements include the accounts of Student Brands and all material intercompany accounts and transactions have been eliminated in consolidation.
Fiscal 2017
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
Fiscal 2016
On August 2, 2015, we completed the legal separation ("Spin-Off") from Barnes & Noble, Inc., at which time we began to operate as an independent publicly-traded company. For the results of operations for the 13 weeks ended August 1, 2015 (first quarter of Fiscal 2016), our consolidated financial statements are presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble, Inc. Subsequent to the Spin-Off from Barnes & Noble, Inc. on August 2, 2015, the results of operations are presented on a consolidated basis for the 39 weeks ended April 30, 2016 (i.e. second, third and fourth quarter of Fiscal 2016) which includes direct costs incurred with Barnes & Noble, Inc. under various agreements. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Barnes & Noble, Inc. Transactions.

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
Reclassifications
Effective in the fourth quarter of fiscal year 2018, we have three reportable segments: BNC, MBS, and DSS, as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Segment Reporting. Prior to the fourth quarter of fiscal year 2018, BNC and MBS were previously our only reportable segments.
Our consolidated financial statements reflect the following reclassifications for consistency with the current year presentation: 1) Cost of Sales expenses primarily related to facility costs and insurance related to corporate services have been reclassified to Selling and Administrative Expenses; and 2) For our digital rental products, we have reclassified Rental Income to Product Sales and Other, and have reclassified Rental Cost of Sales to Product and Other Cost of Sales, with no impact to Gross Margin. Digital rental revenue and digital rental cost of sales are recognized at the time of delivery and are not deferred over the rental period.
Prior periods presented reflect the segment presentation and reclassifications.
Cash and Cash Equivalents
We consider all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash of $742 is included in other noncurrent assets in the consolidated balance sheets as of April 28, 2018. Restricted cash of $1,996 and $698 is included in prepaid and other current assets and other noncurrent assets, respectively, in the consolidated balance sheet as of April 29, 2017. We generally do not control these accounts and these funds are amounts held for future scheduled distributions related to acquisitions. Such funds are invested principally in money market funds.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivables are as follows:

	As of
	April 28, 2018	April 29, 2017
Trade accounts	$67,634	$58,460
Advances for book buybacks	9,554	12,779
Credit/debit card receivables	3,824	3,737
Other receivables	19,048	11,064
Total receivables, net	$100,060	$86,040
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $2,083, and $2,259 for Fiscal 2018 and Fiscal 2017, respectively.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Cost is determined primarily by the retail inventory method for our BNC segment and last-in first out, or “LIFO”, method for our MBS segment. Our textbook inventories, for BNC and MBS, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2018, Fiscal 2017 and Fiscal 2016.
For the BNC segment, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The products that we sell originate from a wide variety of domestic and international vendors. BNC's four largest suppliers, excluding MBS, accounted for approximately 40.5% of our merchandise purchased during the twelve month period ended April 28, 2018. For MBS, the four largest suppliers, excluding BNC, accounted for approximately 39.9% of merchandise purchases during the twelve month period ended April 28, 2018.
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
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $46,531, $41,224, and$42,213 of depreciation expense for Fiscal 2018 and Fiscal 2017 and Fiscal 2016, respectively. Components of property and equipment are as follows:

		As of
	Useful Life	April 28, 2018	April 29, 2017
Property and equipment:
Leasehold improvements	(a)	$148,413	$144,260
Machinery, equipment and display fixtures	3 - 5	237,823	235,153
Computer hardware and capitalized software costs	(b)	123,575	100,749
Office furniture and other	2 - 7	54,991	52,339
Construction in progress		6,546	18,551
Total property and equipment		571,348	551,052
Less accumulated depreciation and amortization		460,061	434,439
Total property and equipment, net		$111,287	$116,613

(a)	Leasehold improvements are capitalized and depreciated over the shorter of lease term or the useful life of the improvements, ranging from one to 15 years.

(b)
System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 2 - 5 years.

Other Long-Lived Assets
Our other long-lived assets include property and equipment and amortizable intangibles. We had $219,129 and $209,885 of amortizable intangible assets, net of amortization, as of April 28, 2018 and April 29, 2017, respectively. These amortizable intangible assets relate primarily to our customer and bookstore relationships with our colleges and university clients, and technology acquired. For additional information related to amortizable intangibles, see Note 9. Supplementary Information - Intangible Assets.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification ("ASC") 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the third quarter of Fiscal 2018, in conjunction with the annual goodwill impairment test noted below, we evaluated certain of our long-lived assets for impairment.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

We evaluated long-lived assets for impairment at the lowest asset group level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the school contract combined store level’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Based on the results of the tests, an impairment loss calculation was not required as the estimated future undiscounted cash flows of the asset group exceeded the carrying amount of the asset group. Impairment losses related to school contracts included in selling and administrative expenses totaled $0, $23, and $59 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
In Fiscal 2016, we implemented a plan to restructure our digital operations. As a result of this restructuring, we recorded a non-cash impairment loss of $11,987. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information - Impairment Loss (non-cash) and Restructuring and Other Charges.
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. In the second quarter of Fiscal 2018, we adopted Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the test for goodwill impairment. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.
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
The fair value of the MBS reporting unit exceeded its carrying value; therefore, no goodwill impairment was recognized for the MBS reporting unit. The carrying value of the BNC reporting unit, as defined prior to our segment reporting changes in the fourth quarter of Fiscal 2018, exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313,130, representing the full goodwill within the BNC reporting unit. As of April 28, 2018, we had $49,282, $0 and $0 of goodwill on our consolidated balance sheet remaining related to our MBS, BNC, and DSS reporting units, respectively. As of April 29, 2017, we had $48,118 and $281,349 of goodwill on our consolidated balance sheet remaining related to our MBS and BNC reporting units, respectively.
For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information - Goodwill. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates for a discussion of key assumptions used in our testing.
Revenue Recognition and Deferred Revenue
Revenue from sales of our products at physical locations is recognized at the time of sale. Revenue from sales of products ordered through our websites and virtual bookstores is recognized upon receipt of our products by our customers. Revenue from the sale of physical textbooks from our wholesale is recognized at the time of shipment. Additional revenue is recognized for shipping charges billed to customers.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

We rent both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at the start of the rental period. We offer a buyout option to allow the purchase of a rented physical textbook at the end of the rental period. We record the buyout purchase when the customer exercises and pays the buyout option price. In these instances, we would accelerate any remaining deferred rental revenue at the point of sale.
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
Other revenue includes revenue from direct-to-student subscription-based writing services. Subscription revenue is deferred and recognized over the service period. The majority of subscriptions sold are one month in duration.
Sales taxes collected from our customers are excluded from reported revenues. All of our sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. We do not treat any promotional offers as expenses.
Cost of Sales
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, field support, finance, employee relations, benefits, training, and information technology for store operations, as well as operating costs related to our subscription-based services.
Stock-Based Compensation
During the second quarter of Fiscal 2017 and Fiscal 2018, we granted awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU"), performance shares ("PS") and performance share units ("PSU"). We have not granted options under the Equity Incentive Plan. See Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Stock-Based Compensation for a further discussion of our stock-based incentive plan.
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $10,635, $7,437, and $8,614 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We regularly review deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 14. Income Taxes.
As of April 28, 2018, other long-term liabilities includes $40,425 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13,369 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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
Note 3. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-01") to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We are required to adopt this standard in the first quarter of Fiscal 2020 and early adoption is permitted. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. The Company has begun to identify and collect relevant data for its leases and is evaluating the changes needed to its processes and internal controls as a result of the new guidance. We are currently evaluating this standard to determine the impact of adoption on our consolidated financial statements.
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
We have completed the process of analyzing the impacts of the guidance across all of our revenue streams. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the guidance. The majority of our revenue is generated from sales of finished products, which will continue to be recognized when control is transferred to the customer. Our assessment included an evaluation of the impact that the guidance will have on our accounting for marketing revenue and other income streams. We evaluated the guidance for our software license revenue, digital product offerings and subscription-based services. We do not have loyalty programs or gift cards. We plan to adopt the standard using the modified retrospective method in the first quarter of Fiscal 2019. We believe the adoption of the guidance will not have a material impact on our consolidated financial statements, other than the additional disclosure requirements.
Note 4. Acquisitions
Acquisitions
Student Brands, LLC
On August 3, 2017, we acquired 100% of the equity interests of Student Brands. Student Brands operates multiple direct-to-student businesses focused on study tools and writing help, all centered on assisting students with the writing process. We completed the purchase for cash consideration of $61,997, including cash acquired of $4,626, and the transaction was funded from cash on-hand and availability under our existing Credit Agreement. The Student Brands operations were included in the BNC segment until the segment change effective the fourth quarter of fiscal year 2018, and are now included in the DSS reporting segment. The final purchase price allocation was as follows: $28,300 intangible assets, $1,593 acquired working capital and $31,782 goodwill. This acquisition is not material to our consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.

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
MBS Textbook Exchange, LLC
On February 27, 2017, we completed the purchase of all issued and outstanding units of MBS Textbook Exchange, LLC. MBS operates two highly integrated businesses. Refer to Note 1. Organization for additional information about MBS. We acquired 100% of the equity interests of MBS for cash consideration of $187,862, including cash and restricted cash acquired of $1,171, and the acquisition was financed with cash from operations, as well as proceeds from our existing credit facility. During the third quarter of Fiscal 2018, we finalized the valuation and recorded adjustments to the acquired liabilities which resulted in an increase to goodwill of $1,163. These adjustments were related to a final reconciliation of the pre-acquisition tax liability due to the seller of $888 under the purchase agreement, as well as a net $275 increase in other long-term liabilities. The following is a summary of consideration paid for the acquisition:

Cash paid to Seller or escrow	$165,499
Consideration to Seller for pre-closing costs	4,657
Cash paid for Seller closing costs	4,044
Contract purchase price	$174,200
Consideration for payment to settle Seller's outstanding short-term borrowings	24,437
Consideration for reimbursement of pre-acquisition tax liability to Seller	15,556
Less: Consideration to Seller for pre-closing costs	(4,657)
Less: Consideration for settlement of pre-existing payable to Seller	(21,674)
Total value of consideration transferred	$187,862

The following is a summary of the fair values of the net assets acquired:

Total estimated consideration transferred	$187,862
Cash and cash equivalents	$472
Accounts receivable, net	28,177
Merchandise inventory	128,431
Property and equipment	12,403
Intangible assets	21,576
Prepaid and other assets	4,748
Total assets	$195,807
Accounts payable	$35,383
Accrued expenses	8,799
Other long-term liabilities	13,045
Total liabilities	$57,227
Net assets to be acquired	$138,580
Goodwill	$49,282

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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 5. Segment Reporting
Prior to the fourth quarter of Fiscal 2018, we had two reportable segments: BNC and MBS. In connection with our focus on developing digital solutions, during the fourth quarter of Fiscal 2018, the Company realigned its business into the following three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.
We identified our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments, with additional information in each respective subsequent segment discussion.
BNC
The BNC Segment is comprised of the operations of BNC which operates 768 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities, through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform. For additional information about this segments operations, see Part I - Item 1. Business - BNC Segment.
MBS
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 676 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 768 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 430 college bookstores. For additional information about this segments operations, see Part I - Item 1. Business Segment - MBS Segment.
DSS
The Digital Student Solutions ("DSS") segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties, as well as tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes. For additional information about this segments operations, see Part I - Item 1. Business Segment - Digital Student Solutions Segment.
Corporate Services
Corporate Services represent unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Eliminations
Subsequent to the acquisition of MBS on February 27, 2017, the consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation. The eliminations are primarily related to the following intercompany activities:

•	The sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS, and

•
The cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Summarized financial information for our reportable segments is reported below:

	52 weeks ended	52 weeks ended	52 weeks ended
	April 28, 2018 (a)	April 29, 2017 (b)	April 30, 2016
Sales:
BNC	$1,816,083	$1,845,561	$1,808,029
MBS	459,529	34,091	—
DSS	15,762	—	—
Elimination	(87,757)	(5,290)	—
Total Sales	$2,203,617	$1,874,362	$1,808,029

Gross Profit
BNC	$441,209	$454,950	$454,699
MBS	101,345	4,748	—
DSS	15,403	—	—
Elimination	(724)	(637)	—
Total Gross Profit	$557,233	$459,061	$454,699

Depreciation and Amortization
BNC	$53,737	$52,067	$52,564
MBS	6,406	1,059	—
DSS	5,253	—	—
Corporate Services	190	192	126
Total Depreciation and Amortization	$65,586	$53,318	$52,690

Operating (Loss) Income
BNC (c)	$(279,375)	$53,674	$45,042
MBS	44,920	(11,595)	—
DSS	226	—	—
Corporate Services	(27,750)	(27,887)	(40,419)
Elimination	(724)	(637)	—
Total Operating (Loss) Income (c)	$(262,703)	$13,555	$4,623

The following is a reconciliation of segment Operating Income to consolidated Income Before Income Taxes
Total Operating (Loss) Income	$(262,703)	$13,555	$4,623
Interest Expense, net	(10,306)	(3,464)	(1,872)
Total (Loss) Income Before Income Taxes	$(273,009)	$10,091	$2,751

(a)
We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

(b)
We acquired MBS Textbook Exchange, LLC on February 27, 2017. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.

(c)
In Fiscal 2018, we recorded a goodwill impairment (non-cash impairment loss) of $313,100 based on the results of our annual goodwill impairment test. For additional information, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information - Goodwill.

Our international operations are not material and the majority of the revenue and total assets are within the United States.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

	As of
	April 28, 2018	April 29, 2017
Total Assets
BNC (includes goodwill of $0 and $281,349, respectively)	$443,541	$838,680
MBS (includes goodwill of $49,282 and $48,118, respectively)	287,507	251,028
DSS (includes goodwill of $0 for both periods)	36,743	—
Corporate Services	271,420	210,124
Total Assets	$1,039,211	$1,299,832

	52 weeks ended	52 weeks ended	52 weeks ended
	April 28, 2018	April 29, 2017	April 30, 2016
Capital Expenditures
BNC	$37,476	$34,435	$50,324
MBS	2,681	218	—
DSS	2,620	—	—
Corporate Services	32	17	466
Total Capital Expenditures	$42,809	$34,670	$50,790

Note 6. Equity and Earnings Per Share
Equity
On August 2, 2015, we completed the legal separation from Barnes & Noble, Inc. at which time we began to operate as an independent publicly-traded company. Following the Spin-Off, Barnes & Noble, Inc. does not own any equity interest in us.
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 28, 2018, 46,916,616 shares of our Common Stock and 0 shares of our preferred stock were issued and outstanding. Our Common Stock trades on the NYSE under the symbol “BNED”.
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
In Fiscal 2016, 2,409,345 shares of Common Stock were reserved for future grants, in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). In Fiscal 2017, shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,000,000 shares of our Common Stock, for an aggregate total of 6,409,345 shares. See Note 13. Stock-Based Compensation.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 52 weeks ended April 28, 2018, we did not purchase shares under the stock repurchase program. During the 52 weeks ended April 29, 2017, we repurchased 688,948 shares for approximately $6,718 at a weighted average cost per share of $10.10. During the 52 weeks ended April 30, 2016, we repurchased 1,715,269 shares for approximately $16,612 at a weighted average cost per share of $9.95. As of April 28, 2018, approximately $26,669 remains available under the stock repurchase program.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

During the 52 weeks ended April 28, 2018, April 29, 2017 and April 30, 2016, we also repurchased 260,531 shares, 276,292 shares and 174,511 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Dividends
We paid no dividends to common stockholders during Fiscal 2018, Fiscal 2017 and Fiscal 2016. We do not intend to pay dividends on our Common Stock in the foreseeable future.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2018, Fiscal 2017 and Fiscal 2016, average shares of 2,494,799, 375,457 and 411,274 were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive, respectively.
The following is a reconciliation of the basic and diluted earnings per share calculation:

(shares in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Numerator for basic earnings per share:
Net (loss) income	$(252,566)	$5,361	$84
Less allocation of earnings to participating securities	—	(3)	—
Net (loss) income available to common shareholders	$(252,566)	$5,358	$84

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(252,566)	$5,358	$84
Allocation of earnings to participating securities	—	3	—
Less diluted allocation of earnings to participating securities	—	(3)	—
Net (loss) income available to common shareholders	$(252,566)	$5,358	$84

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	46,763	46,317	46,238

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	46,763	46,317	46,238
Average dilutive restricted stock units	—	389	227
Average dilutive performance shares	—	40	—
Average dilutive restricted shares	—	17	—
Average dilutive performance share units	—	—	—
Average dilutive options	—	—	14
Diluted weighted average shares of Common Stock	46,763	46,763	46,479

(Loss) Earnings per share of Common Stock:
Basic	$(5.40)	$0.12	$—
Diluted	$(5.40)	$0.11	$—

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
As of April 28, 2018 we had outstanding borrowings of $96,400 and $100,000 under the BNED Credit Facility and FILO Facility, respectively. As of April 29, 2017, we had outstanding borrowings of $59,600 and $100,000 under the BNED Credit Facility and FILO Facility, respectively.
During the 52 weeks ended April 28, 2018, we borrowed $674,500 and repaid $637,700 under the BNED Credit Facility and FILO Facility, and had a net total of $196,400 of outstanding borrowings as of April 28, 2018. As of April 28, 2018 and April 29, 2017, we issued $4,759 and $4,298 in letters of credit under the BNED Credit Facility, respectively. During Fiscal 2017, we borrowed $312,700 and repaid $153,100 under the BNED Credit Facility. During Fiscal 2016, we borrowed and repaid $60,600 under the BNED Credit Facility.
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
The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Agreement as of April 28, 2018.
We believe that our future cash from operations, access to borrowings under the BNED Credit Facility, FILO Facility and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future.  Our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, the number and timing of new store openings, and any potential acquisitions of other brands or companies including digital properties. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
Note 9. Supplementary Information
Impairment Loss (non-cash)
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2018. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach and the market approach. Based on the results of the test, the carrying value of the BNC reporting unit, as defined before the segment change in the fourth quarter of Fiscal 2018, exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313,130. For information, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.
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
Restructuring and Other Charges
Restructuring
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Other Charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. Pursuant to the terms of the Retirement Letter Agreement, Mr. Roberts received an aggregate payment of approximately $4,424, comprised of salary, bonus and benefits. In addition, the Company paid Mr. Roberts and Mr. Huseby a one-time cash transition payment of approximately $562 and $250, respectively, at the time of the transition. During the 52 weeks ended April 28, 2018, we recognized expenses totaling approximately $5,361, which is comprised of the severance and transition payments. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Intangible Assets
For information about additions to the gross carrying amounts of intangible assets, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions. Amortizable intangible assets as of April 28, 2018 and April 29, 2017 are as follows:

		As of April 28, 2018
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	1 - 16	$272,419	$(89,767)	$182,652
Content	4	14,500	(2,175)	12,325
Technology	2 - 8	20,100	(4,080)	16,020
Other (a)	1 - 9	10,853	(2,721)	8,132
		$317,872	$(98,743)	$219,129

a)	Other consists of recognized intangibles for non-compete agreements, trade names, subscriber lists and favorable leasehold interests.

		As of April 29, 2017
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	4 - 17	$270,619	$(77,640)	$192,979
Technology	3 - 9	12,100	(1,320)	10,780
Other (a)	1 - 10	6,853	(727)	6,126
		$289,572	$(79,687)	$209,885

a)	Other consists of recognized intangibles for non-compete agreements, trade names and favorable leasehold interests.
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended April 28, 2018	$19,056
For the 52 weeks ended April 29, 2017	$12,095
For the 52 weeks ended April 30, 2016	$10,477

Estimated Amortization Expense: (Fiscal Year)
2019	$20,731
2020	$19,917
2021	$18,098
2022	$17,449
2023	$14,047
After 2023	$128,887

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Goodwill
The following table details the changes in carrying value of goodwill (including foreign currency translation):

Balance at April 30, 2016	$280,911
Goodwill related to acquisitions	48,556
Balance at April 29, 2017	$329,467
Goodwill related to Student Brands acquisition	31,782
Goodwill related to MBS measurement period adjustment	1,163
Impairment loss (non-cash) (a)	(313,130)
Balance at April 29, 2018	$49,282

(a)	See Impairment Loss (non-cash) discussion above.
For additional information of goodwill by acquisition, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions. As of April 28, 2018, goodwill of approximately $80,629 was deductible for federal income tax purposes.
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
Allocation of General Corporate Expenses from Barnes & Noble, Inc. (Prior to Spin-Off)
The results of operations for the 13 weeks ended August 1, 2015 (first quarter of Fiscal 2016) (period presented prior to the Spin-Off referred to as the "stand-alone period") reflected in our consolidated financial statements is presented on a stand-alone basis since we were still part of Barnes & Noble, Inc. Our consolidated financial statements were derived from the consolidated financial statements and accounting records of Barnes & Noble. Our consolidated financial statements include certain assets and liabilities that have historically been held at the Barnes & Noble corporate level but are specifically identifiable or otherwise attributable to us. All intercompany transactions between us and Barnes & Noble have been included in our consolidated financial statements and are considered to be effectively settled for cash in our consolidated financial statements at the time the Spin-Off became effective. The total net effect of the settlement of these intercompany transactions was reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets as “Parent company investment.”
The consolidated financial statements for the stand-alone period include an allocation for certain corporate and shared service functions historically provided by Barnes & Noble, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Following the Spin-Off on August 2, 2015, we began to perform these functions using our own resources or contracted services, certain of which may be provided by Barnes & Noble, Inc. during a transitional period pursuant to the Transition Services Agreement.
Direct Costs Incurred Related to On-going Agreements with Barnes & Noble (Subsequent to the Spin-Off)
The Spin-Off from Barnes & Noble, Inc. occurred on August 2, 2015 and therefore, the results of operations are presented on a consolidated basis for the Fiscal 2018, Fiscal 2017 and the 39 weeks ended April 30, 2016 (i.e. the second, third and fourth quarter of Fiscal 2016, periods after the Spin-Off) which includes direct costs incurred with Barnes & Noble, Inc. under various agreements.
In connection with the separation from Barnes & Noble, we entered into a Separation and Distribution Agreement with Barnes & Noble on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including inventory purchases, employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The majority of the ancillary agreements related to certain transition services, employee matters and tax matters have expired or we no longer require such services.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

These perpetual agreements include the following:

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

Summary of Transactions with Barnes & Noble
During Fiscal 2018, Fiscal 2017 and the 39 weeks ended April 30, 2016 (i.e. the second, third and fourth quarter of Fiscal 2016, periods after the Spin-Off), we were billed $25,936, $29,173 and $22,673, respectively, for purchases of inventory and direct costs incurred under the agreements discussed above which are included as cost of sales and selling, general and administrative expense in the consolidated statements of operations.
During the 13 weeks ended August 1, 2015 (i.e. the first quarter of Fiscal 2016, period presented prior to the Spin-Off), we were allocated $13,321 of general corporate expenses incurred by Barnes & Noble, Inc. and purchases of inventory which are included as cost of sales and selling, general and administrative expense in the consolidated statements of operations. For information related to allocated stock-based compensation expense, see Note 13. Stock-Based Compensation.
As of April 28, 2018 and April 29, 2017, amounts due to Barnes & Noble, Inc. for book purchases and direct costs incurred under the agreements discussed above were $7,759 and $8,041 and is included in accounts payable and accrued liabilities in the consolidated balance sheets, respectively.
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
Note 11. Related Party Transactions
MBS Textbook Exchange, LLC
Prior to the acquisition of MBS on February 27, 2017, MBS was considered a related-party as it was majority-owned by Leonard Riggio, who is a principal owner holding substantial shares of our common stock, and other members of the Riggio family. See Note 4. Acquisitions.
Prior to the acquisition, we had a long-term supply agreement (“Supply Agreement”) with MBS, under which and subject to availability and competitive terms and conditions, we purchased new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. Prior to the acquisition on February 27, 2017, total purchases from MBS were $92,956 (amount prior to returns which occurred subsequent to the February 27, 2017 acquisition date) and $57,981 for Fiscal 2017 and Fiscal 2016, respectively. Additionally, the Supply Agreement provided that we could sell to MBS certain textbooks that we could not return to suppliers or use in our stores. MBS paid us commissions based on the volume of these textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfilled on our behalf. Prior to the acquisition on February 27, 2017, MBS paid us $7,376 and $5,009 related to these commissions in Fiscal 2017 and Fiscal 2016, respectively. In addition, the Supply Agreement contains restrictive covenants that limited our ability to become a used textbook wholesaler and that place certain limitations on MBS’s business activities. We also previously entered into an agreement with MBS pursuant to which MBS purchased books from us, which have no resale value for a flat rate per box. Prior to the acquisition on February 27, 2017, total sales to MBS under this program were $339 and $574, for Fiscal 2017 and Fiscal 2016, respectively.
Subsequent to the acquisition, the consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation.
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. Rent payments to MBS Realty Partners L.P. were approximately $1,380 in Fiscal 2018 and $230 from the acquisition date, February 27, 2017, to April 29, 2017. See Note 4. Acquisitions.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 12. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $7,196, $4,828, and $4,375 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Note 13. Stock-Based Compensation
During the second quarter of Fiscal 2016, we reserved 2,409,345 shares of our Common Stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the "Equity Incentive Plan"). Additionally, during the second quarter of Fiscal 2017 shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,000,000 shares of our Common Stock, for an aggregate total of 6,409,345 shares.
Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock ("RS"), restricted stock units ("RSU"), performance shares ("PS") and performance share units ("PSU"). We have not granted options under the Equity Incentive Plan.
A RS award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of unvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon (although payment may be deferred until the shares have vested) and are considered to be currently issued and outstanding. Restricted stock awards will have a minimum vesting period of one year.
A RSU is a grant valued in terms of our common stock, but no stock is issued at the time of grant. Each restricted stock unit may be redeemed for one share of our common stock once vested. Restricted stock units are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the units except in very limited circumstances and with the consent of the compensation committee. Shares associated with unvested restricted stock units have no voting rights but are entitled to receive dividends and other distributions thereon (although payment may be deferred until the units have vested). Restricted stock units generally vest over a period of three years, but will have a minimum vesting period of one year.
PS awards and PSU awards were granted to employees. Each PS and PSU may be redeemed for one share of our common stock once vested and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the PS or PSU awards except in very limited circumstances and with the consent of the compensation committee. Shares of unvested PSU awards have no voting rights but are entitled to receive dividends and other distributions thereon (although payment may be deferred until the shares or units, as the case may be, have vested). The PS and PSU awards will only vest based upon the achievement of pre-established performance goals related to Adjusted EBITDA and new business achieved measured over a period of time. The PS will vest based on company performance during Fiscal 2017 - Fiscal 2018 with one additional year of time-based vesting. The PSU awards will vest based on company performance during Fiscal 2018 - Fiscal 2019 with one additional year of time-based vesting. The number of PS and PSU awards that will vest range from 0%-150% of the target award based on actual performance.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Stock-Based Compensation Activity
The following table presents a summary of restricted stock awards and restricted stock units activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units		Performance Shares		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, August 2, 2015	—	$—	—	$—	—	$—	—	$—
Granted (a)	73,352	$13.08	1,681,552	$10.12	—	$—	—	$—
Vested	(27,272)	$13.19	(431,106)	$7.29	—	$—	—	$—
Forfeited	—	$—	(8,979)	$9.92	—	$—	—	$—
Balance, April 30, 2016	46,080	$13.02	1,241,467	$11.10	—	$—	—	$—
Granted	12,371	$9.70	1,207,070	$9.70	406,078	$9.52	—	$—
Vested	(46,080)	$13.02	(680,489)	$9.72	—	$—	—	$—
Forfeited	—	$—	(36,425)	$9.69	—	$—	—	$—
Balance, April 29, 2017	12,371	$9.70	1,731,623	$10.70	406,078	$9.52	—	$—
Granted	19,704	$6.09	1,640,926	$5.88	—	$—	537,756	$7.90
Vested	(12,371)	$9.70	(697,370)	$10.93	—	$—	—	$—
Forfeited (b)	—	$—	(355,055)	$9.04	(120,142)	$9.52	—	$—
Balance, April 28, 2018	19,704	$6.09	2,320,124	$7.47	285,936	$9.52	537,756	$7.90

(a)	Restricted Stock Units include the 877,426 converted RSU shares issued during Fiscal 2016 related to our spin-off from Barnes & Noble, Inc.

(b)	The PS and PSUs forfeitures reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
Total fair value of shares of restricted stock awards and restricted stock units that vested since the inception of Equity Incentive Plan was $1,080 and $17,384, respectively.
Stock-Based Compensation Expense
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Restricted Stock Expense	$120	$280	$840
Restricted Stock Units Expense(a)	8,370	8,431	5,710
Performance Shares Expense(b)	(218)	655	—
Performance Share Units Expense(b)	187	—	—
Stock Option Expense	—	—	120
Stock-Based Compensation Expense	$8,459	$9,366	$6,670

(a)
The stock-based compensation expense for the RSUs reflect the forfeiture adjustment for unvested shares related to the CEO transition. See Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information - Restructuring and Other Charges of this Form 10-K for additional information.

(b)	The PS and PSUs expenses reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

In the 13 weeks ended August 1, 2015 (periods presented prior to the Spin-Off), Barnes & Noble allocated stock compensation expense to us, including stock option expense related to stock options, which includes stock compensation expense related to our employees, as well as an allocation from Barnes & Noble for our pro-rated share of corporate employees.
Total unrecognized compensation cost related to unvested awards as of April 28, 2018 was $12,284 and is expected to be recognized over a weighted-average period of 1.87 years.
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
For Fiscal 2018, Fiscal 2017 and Fiscal 2016, we had no material revenue or expense in jurisdictions outside the United States.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted on December 22, 2017. The Tax Legislation reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of April 28, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20,425 reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
Income tax (benefits) provisions for Fiscal 2018, Fiscal 2017 and Fiscal 2016 are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current:
Federal (a)	$(8,089)	$14,872	$13,019
State	2,410	1,819	1,783
Total current	(5,679)	16,691	14,802
Deferred:
Federal (a)	(13,250)	(9,238)	(9,922)
State	(1,514)	(2,723)	(2,213)
Total deferred	(14,764)	(11,961)	(12,135)
Total	$(20,443)	$4,730	$2,667

(a)	Income tax benefit caused largely by the revaluation due to the change in the U.S. corporate income tax rate from 35% to 21% as described above.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Federal statutory income tax rate (a)	34.1%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.3)	(5.8)	(15.2)
Valuation allowances	—	—	50.6
Permanent book / tax differences	(0.7)	25.5	31.1
Goodwill impairment	(34.2)	—	—
Provisional remeasurement due to Tax Legislation	7.5	—	—
Credits	0.2	(5.5)	(5.4)
Other, net	0.9	(2.3)	0.8
Effective income tax rate	7.5%	46.9%	96.9%

(a)
Due to the Tax Legislation, we applied a U.S. statutory federal income tax rate of 33.9% for earnings between April 30, 2017 and January 27, 2018, and 21% for earnings between January 28, 2018 and April 28, 2018. The result is an effective statutory rate of 34.1%.

The effective tax rate for Fiscal 2018 is significantly lower as compared to the comparable prior year periods due to the tax benefit of Tax Legislation, which lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. The combined benefit of our pre-tax book loss, plus the reduced U.S. income tax rate was partially offset by permanent differences, which includes the nondeductible portion of the goodwill impairment.
As expected, nondeductible compensation expense for Fiscal 2018 was significantly lower compared to the prior fiscal year as components of our executive compensation program qualified as deductible under Section 162(m) of the Internal Revenue Code. In addition, our income tax provision for the preceding two fiscal years reflected certain non-recurring tax benefits arising from the Spin-Off. These benefits did not impact the current fiscal year and the Company does not expect any similar non-recurring tax benefits associated with the Spin-Off to impact our effective tax rate in future fiscal years and nondeductible compensation expense may increase because of changes to Section 162(m) of the Internal Revenue Code.
One percentage point on our Fiscal 2018 effective tax rate is approximately $2,700. The permanent book / tax differences are principally comprised of non-deductible compensation, non-deductible meals and entertainment costs, and federal income tax credits.
In March 2016, the FASB issued ASU No. 2016-09 to provide guidance that changed the accounting for certain aspects of share-based payments to employees. The guidance required, among other things, the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. We early adopted this standard during the fourth quarter of Fiscal 2016 as permitted. Prior to Fiscal 2016, we had no windfall benefits. There was no material impact upon adoption of this guidance since the recognition of income tax effects of awards was not materially different than amounts that had previously been recorded in our financial statements.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The significant components of our deferred taxes consisted of the following:

	As of
	April 28, 2018	April 29, 2017
Deferred tax assets:
Estimated accrued liabilities	$9,375	$13,047
Inventory	8,256	16,969
Stock-based compensation	1,374	1,780
Insurance liability	474	881
Lease transactions	1,095	1,826
Property and equipment	2,803	8,728
Tax credits	220	206
Goodwill	9,105	—
Net operating losses	5,834	4,916
Other	4,356	5,106
Gross deferred tax assets	42,892	53,459
Valuation allowance	(932)	(1,392)
Net deferred tax assets	41,960	52,067
Deferred tax liabilities:
Intangible asset amortization	(44,066)	(68,938)
Gross deferred tax liabilities	(44,066)	(68,938)
Net deferred tax liabilities	$(2,106)	$(16,871)
As of April 28, 2018, we had $97 of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at May 2, 2015	$215
Additions for tax positions of the current period	21
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(215)
Balance at April 30, 2016	$21
Additions for tax positions of the current period	40
Additions for tax positions of prior periods	25
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at April 29, 2017	$86
Additions for tax positions of the current period	25
Additions for tax positions of prior periods	2
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(16)
Balance at April 28, 2018	$97

We do not believe that it is reasonably possible that these unrecognized tax benefits will decrease in the next twelve months.
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of April 28, 2018 and April 29, 2017, we had accrued $5 and $3, respectively, for net interest and penalties. The change in the amount accrued for net interest and penalties includes $2 in additions for net interest and penalties recognized in income tax expense in our Fiscal 2018 consolidated statement of operations.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. The Company has recorded a valuation allowance of $932 and $1,392 for April 28, 2018 and April 29, 2017, respectively. The decrease in the valuation allowance during Fiscal 2018 is due to the reduction of the U.S. income tax rate.
At April 28, 2018, and based on its tax year ended January 2018, the Company had state net operating loss carryforwards (NOLs) of approximately $99,604 that are available to offset taxable income in its respective taxing jurisdiction beginning in the current period and that expire beginning in 2030. The Company had net state tax credit carryforwards totaling $278, which expire beginning in 2021.
As of April 28, 2018, the Company has recorded $200 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
We are subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily from Fiscal 2013 and forward. Some earlier years remain open for a small minority of states. Pursuant to the Tax Matters Agreements referenced in Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Barnes & Noble, Inc. Transactions, we retain income tax liability for periods prior to the Spin-Off only for returns filed on a stand-alone basis.
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

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Minimum contract expense	$170,351	$165,980	$140,743
Percentage contract expense	80,630	87,843	101,552
	$250,981	$253,823	$242,295
Our contracts with colleges and universities are typically five years with renewal options and are typically cancelable by either party without penalty with 90 to120 days' notice. Annual projections below are based on current minimum guarantee amounts. In approximately 69% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

As of April 28, 2018, future minimum annual obligations required under our contracts with colleges and universities and other facility costs are as follows:

Fiscal Year
2019	$139,994
2020	130,794
2021	124,379
2022	113,419
2023	105,034
After 2023	192,741
$806,361
Purchase obligations, which includes information technology contracts and inventory purchase commitments, as of April 28, 2018 are as follows:

Less Than 1 Year	$5,201
1-3 Years	1,979
3-5 Years	107
Total	$7,287
Note 17. Selected Quarterly Financial Information (Unaudited)
A summary of quarterly financial information for Fiscal 2018 and Fiscal 2017 is as follows:

Fiscal 2018 Quarterly Period Ended	July 29, 2017	October 28, 2017 (a)	January 27, 2018 (b)	April 28, 2018 (b)	Fiscal Year 2018
Sales	$355,711	$886,861	$603,391	$357,654	$2,203,617
Gross profit	$65,200	$216,700	$146,999	$128,334	$557,233
Net (loss) income	$(34,783)	$48,395	$(283,235)	$17,057	$(252,566)
Basic (loss) earnings per common share:
Net (loss) income	$(0.75)	$1.04	$(6.04)	$0.36	$(5.40)
Diluted (loss) earnings per common share:
Net (loss) income	$(0.75)	$1.03	$(6.04)	$0.36	$(5.40)

Fiscal 2017 Quarterly Period Ended	July 30, 2016	October 29, 2016	January 28, 2017	April 29, 2017 (c)	Fiscal Year 2017
Sales	$239,237	$770,671	$521,624	$342,830	$1,874,362
Gross profit	$47,833	$171,954	$116,249	$123,025	$459,061
Net (loss) income	$(27,916)	$29,289	$3,761	$227	$5,361
Basic (loss) earnings per common share:
Net (loss) income	$(0.60)	$0.63	$0.08	$—	$0.12
Diluted (loss) earnings per common share:
Net (loss) income	$(0.60)	$0.63	$0.08	$—	$0.11

(a)
We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

(b)
The net (loss) income for the 13 weeks ended April 28, 2018 reflects a 14,100 income tax benefit that should have been recorded during the 13 weeks ended January 27, 2018 in connection with the tax deductible portion of the $313,130 goodwill impairment. This amount is deemed an immaterial error correction as it relates to our interim condensed consolidated financial statements and amounts recorded as of and for the 52 weeks ended April 28, 2018 appropriately reflect this item.

(c)
We acquired MBS Textbook Exchange, LLC on February 27, 2017. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.

Index to Form 10-K Index to FS

Schedule II—Valuation and Qualifying Accounts
Barnes & Noble Education, Inc.
Receivables Valuation and Qualifying Accounts
(In thousands)
For the 52 week periods ended April 28, 2018, April 29, 2017, and April 30, 2016:

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 28, 2018	$2,259	$3,518	$(3,694)	$2,083
April 29, 2017	$2,320	$3,459	$(3,520)	$2,259
April 30, 2016	$2,313	$4,000	$(3,993)	$2,320

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 28, 2018	$6,817	$170,469	$(172,057)	$5,229
April 29, 2017	$757	$155,486	$(149,426)	$6,817
April 30, 2016	$679	$130,421	$(130,343)	$757
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

Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), excluding Student Brands, LLC ("Student Brands") as noted below, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, and considering the items noted below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (iii) that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
On August 3, 2017, the Company completed its acquisition of Student Brands. Management is in the process of evaluating the existing controls and procedures of Student Brands, and integrating Student Brands into the Company's internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded Student Brands from its assessment of the effectiveness of internal control over financial reporting as of April 28, 2018. Student Brands represented 3.4% of the Company’s total assets as of April 28, 2018, 6.8% of the Company's net assets as of April 28, 2018 and 0.7% of the Company’s total revenues for the 52 weeks ended April 28, 2018.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 28, 2018.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 96.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company maintains a comprehensive accounting system, which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Company’s Code of Business Conduct and Ethics. The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent registered public accountants and the internal auditors to ensure that their respective responsibilities are properly discharged.
On August 3, 2017, the Company completed its acquisition of Student Brands, LLC ("Student Brands"). Management is in the process of evaluating the existing controls and procedures of Student Brands and integrating Student Brands into the Company’s internal control over financial reporting. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded Student Brands from its assessment of the effectiveness of internal control over financial reporting as of April 28, 2018. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 28, 2018 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Student Brands that are subsumed by internal control over financial reporting.
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 96 of this report on Form 10-K for the year ended April 28, 2018.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2018 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barnes & Noble Education, Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc. and subsidiaries’ internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Barnes & Noble Education, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 28, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Student Brands, which is included in the fiscal 2018 consolidated financial statements of the Company and constituted 3.4%, 6.8% and 0.7% of total assets, net assets and revenues, respectively, as of April 28, 2018 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Student Brands.
We also have audited, in accordance with the standards of the Public company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 28, 2018 and April 29, 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 28, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Iselin, New Jersey
June 20, 2018

Index to Form 10-K Index to FS

Item 9B. OTHER INFORMATION

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 28, 2018 (the "Proxy Statement").
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of April 28, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,163,520	$7.72	1,351,137
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,163,520	$7.72	1,351,137
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
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Balance Sheets as of April 28, 2018 and April 29, 2017
Consolidated Statements of Cash Flows for the years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Statements of Equity for the years ended April 28, 2018 and April 29, 2017
Notes to Consolidated Financial Statements, for the years ended April 28, 2018, April 29, 2017, and April 30, 2016
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended April 28, 2018, April 29, 2017, and April 30, 2016

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

Articles of Incorporation and By-Laws.

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on September 25, 2017, and incorporated herein by reference.

3.2
Amended and Restated By-Laws, as Amended, Effective as of September 21, 2017, of Barnes & Noble Education, Inc., filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on September 25, 2017, and incorporated herein by reference.

Material contracts.

10.1
Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble Education, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto, filed as Exhibit 10.5 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

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

10.10	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.7 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.11	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.8 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.12	Barnes & Noble Education, Inc. Performance Share Award Agreement, filed as Exhibit Form 10.1 to Report on Form 10-Q filed with the SEC on September 8, 2016, and incorporated herein by reference.

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

10.17
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.18	Form of Director Indemnification Agreement

Other.

21.1	List of subsidiaries of Barnes & Noble Education, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Index to Form 10-K Index to FS

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

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/s/ Michael P. Huseby
Michael P. Huseby
Chairman and Chief Executive Officer

Date: June 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby Michael P. Huseby	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 20, 2018

/s/ Barry Brover Barry Brover	Chief Financial Officer (Principal Financial Officer)	June 20, 2018

/s/ Seema C. Paul Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	June 20, 2018

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Director	June 20, 2018

/s/ David G. Golden David G. Golden	Director	June 20, 2018

/s/ John R. Ryan John R. Ryan	Director	June 20, 2018

/s/ Jerry Sue Thornton Jerry Sue Thornton	Director	June 20, 2018

/s/ David A. Wilson David A. Wilson	Director	June 20, 2018