Form 10-Q
period 2018-07-28
Barnes & Noble Education, Inc.
filed 2018-08-22
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2018, 46,916,616 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 28, 2018

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 28, 2018	July 29, 2017
Sales:
Product sales and other	$317,845	$334,969
Rental income	19,639	20,742
Total sales	337,484	355,711
Cost of sales:
Product and other cost of sales	258,752	277,678
Rental cost of sales	12,122	12,833
Total cost of sales	270,874	290,511
Gross profit	66,610	65,200
Selling and administrative expenses	99,144	99,897
Depreciation and amortization expense	16,538	15,017
Restructuring and other charges	—	5,236
Transaction costs	—	589
Operating loss	(49,072)	(55,539)
Interest expense, net	3,522	3,038
Loss before income taxes	(52,594)	(58,577)
Income tax benefit	(13,972)	(23,794)
Net loss	$(38,622)	$(34,783)

Loss per share of common stock:
Basic	$(0.82)	$(0.75)
Diluted	$(0.82)	$(0.75)
Weighted average shares of common stock outstanding:
Basic	46,917	46,517
Diluted	46,917	46,517
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 28, 2018	July 29, 2017	April 28, 2018
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,258	$14,192	$16,126
Receivables, net	99,775	112,472	100,060
Merchandise inventories, net	729,877	770,691	443,559
Textbook rental inventories	6,237	6,931	47,779
Prepaid expenses and other current assets	18,738	23,260	11,847
Total current assets	867,885	927,546	619,371
Property and equipment, net	108,090	113,085	111,287
Intangible assets, net	213,945	206,382	219,129
Goodwill	49,282	329,467	49,282
Other noncurrent assets	41,659	42,195	40,142
Total assets	$1,280,861	$1,618,675	$1,039,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$463,723	$511,488	$187,909
Accrued liabilities	93,232	89,934	125,556
Short-term borrowings	100,000	100,000	100,000
Total current liabilities	656,955	701,422	413,465
Long-term deferred taxes, net	3,172	19,791	2,106
Other long-term liabilities	58,852	96,457	59,277
Long-term borrowings	130,200	120,100	96,400
Total liabilities	849,179	937,770	571,248
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 50,032, 49,372 and 50,032 shares, respectively; outstanding, 46,917, 46,517 and 49,372 shares, respectively	501	494	501
Additional paid-in capital	719,664	710,851	717,323
Accumulated deficit	(258,825)	(2,420)	(220,203)
Treasury stock, at cost	(29,658)	(28,020)	(29,658)
Total stockholders' equity	431,682	680,905	467,963
Total liabilities and stockholders' equity	$1,280,861	$1,618,675	$1,039,211
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	July 28, 2018	July 29, 2017
Cash flows from operating activities:
Net loss	$(38,622)	$(34,783)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	16,538	15,017
Amortization of deferred financing costs	376	376
Deferred taxes	1,066	2,920
Stock-based compensation expense	2,341	1,980
Changes in other long-term liabilities	(1,056)	43
Changes in other operating assets and liabilities, net	(7,996)	(41,809)
Net cash flows used in operating activities	(27,353)	(56,256)
Cash flows from investing activities:
Purchases of property and equipment	(8,240)	(7,881)
Net increase in other noncurrent assets	(1,074)	(1,174)
Net cash flows used in investing activities	(9,314)	(9,055)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	96,300	110,300
Repayments of borrowings under Credit Agreement	(62,500)	(49,800)
Net cash flows provided by financing activities	33,800	60,500
Net decrease in cash, cash equivalents and restricted cash	(2,867)	(4,811)
Cash, cash equivalents and restricted cash at beginning of period	16,869	21,697
Cash, cash equivalents and restricted cash at end of period	$14,002	$16,886
Changes in other operating assets and liabilities, net:
Receivables, net	$285	$(26,431)
Merchandise inventories	(286,318)	(336,627)
Textbook rental inventories	41,542	45,895
Prepaid expenses and other current assets	(6,891)	(12,561)
Accounts payable and accrued liabilities	243,386	287,915
Changes in other operating assets and liabilities, net	$(7,996)	$(41,809)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			1,980				1,980
Net loss				(34,783)			(34,783)
Balance at July 29, 2017	49,372	$494	$710,851	$(2,420)	2,855	$(28,020)	$680,905

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			2,341				2,341
Net loss				(38,622)			(38,622)
Balance at July 28, 2018	50,032	$501	$719,664	$(258,825)	3,115	$(29,658)	$431,682

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 28, 2018, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016 (Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,437 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Student Brands subsidiary and associated websites, a leading direct-to-student subscription-based writing services business, we offer services to approximately 100,000 subscribers, by offering student assistance through the writing process and journey.
The strengths of our business includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
Effective in the fourth quarter of Fiscal year 2018, we have three reportable segments: BNC, MBS, and Digital Student Solutions ("DSS"), as described in Note 5. Segment Reporting. Prior to the fourth quarter of Fiscal year 2018, BNC and MBS were previously our only reportable segments.
For additional information related to the strategy and growth drivers for our business, see Part I - Item 1. Business - Overview in our Annual Report on Form 10-K for the year ended April 28, 2018.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported. These condensed consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.
On August 3, 2017, we acquired Student Brands, LLC. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 28, 2018 are not indicative of the results expected for the 52 weeks ending April 27, 2019 (Fiscal 2019).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

For our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first and third quarter, as it sells textbooks for retail distribution. Student Brands' sales and operating profit are realized relatively consistently throughout the year.
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
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue relates to the sales of products either through our bookstore locations, including virtual bookstores or our bookstore affiliated ecommerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Note 4. Revenue.
Retail product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Wholesale product revenue is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of goods sold.
Revenue from the rental of physical textbooks, which contains a single performance obligation, is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer. Rental periods are typically for a single semester and are always less than one year in duration. We offer a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. We record the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, we accelerate any remaining deferred rental revenue at the point of sale.
Revenue from the rental of digital textbooks, which contains a single performance obligation, is recognized at the point of sale. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the rental term the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

customer is no longer able to access the content. While the digital rental allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
We estimate returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.
For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis.
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers are excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
Service and other revenue
Service and other revenue primarily relates to direct-to-student subscription-based writing service revenues and partnership marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers.
Subscription-based revenue, which contains a single performance obligation, is deferred and recognized based on the passage of time over the subscription period commencing at the point of sale, when control of the service transfers to the customer. The majority of subscriptions sold are one month in duration.
Partnership marketing agreements often include multiple performance obligations which are individually negotiated with our customers. For these arrangements that contain distinct performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for partnership marketing service and overtime for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.
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
Evaluation of Goodwill and Other Long-Lived Assets
As of July 28, 2018, we had $49,282, $0 and $0 of goodwill on our condensed consolidated balance sheets related to our MBS, BNC and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
Our other long-lived assets include property and equipment and amortizable intangibles. As of July 28, 2018, we had $108,090 and $213,945 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Income Taxes
As of July 28, 2018, other long-term liabilities includes $40,425 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13,369 of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Reclassifications
Our condensed consolidated financial statements reflect the following reclassifications for consistency with the current year presentation: 1) Cost of Sales expenses primarily related to facility costs and insurance related to corporate services have been reclassified to Selling and Administrative Expenses; and 2) For our digital rental products, we have reclassified Rental Income to Product Sales and Other, and have reclassified Rental Cost of Sales to Product and Other Cost of Sales, with no impact to Gross Margin. Digital rental revenue and digital rental cost of sales are recognized at the time of delivery and are not deferred over the rental period.
Note 3. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-01") to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We are required to adopt this standard in the first quarter of Fiscal 2020 and early adoption is permitted. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. We are currently evaluating this standard to determine the impact of adoption on our condensed consolidated financial statements.
Note 4. Revenue
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.
We have analyzed the impacts of the guidance across all of our revenue streams and have adopted the standard using the modified retrospective method effective with the first quarter of Fiscal 2019. Financial results for reporting periods beginning after April 28, 2018 are presented in accordance with Topic 606, while comparative period information continues to reflect our historic accounting under the accounting standards in effect for those periods. There was no cumulative change to retained earnings as a result of adopting the guidance. Along with the additional disclosure requirements required by the new standard, we reclassified the product return asset of $9,723, and $2,610 from Merchandise Inventories, Net to Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheets for the periods ended July 29, 2017 and April 28, 2018, respectively.
See Note 2. Summary of Significant Accounting Pronouncements for additional information related to our revenue recognition policies and Note 5. Segment Reporting for a description of each segments product and service offerings.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with the major product and service offerings.

	13 weeks ended
	July 28, 2018	July 28, 2017
BNC
Retail Product Sales	$217,146	$221,064
Rental Income	18,833	19,967
Service and Other Revenue (a)	9,196	8,946
BNC Total Sales	$245,175	$249,977
MBS
Retail Product Sales	$41,109	$46,507
Wholesale Product Sales	88,409	92,519
Rental Income	806	775
MBS Total Sales	$130,324	$139,801
DSS Sales (b)	$5,677	$—
Eliminations (c)	$(43,692)	$(34,067)
Total Sales	$337,484	$355,711

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to Student Brands subscription revenue.

(c)	The sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.

Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (Unbilled Receivables) were $0 as of both July 28, 2018 and April 28, 2018 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (Deferred Revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $15,851is recorded within Accrued Liabilities on our condensed consolidated balance sheets. The following table presents changes in contract liabilities during the three months ended July 28, 2018:

13 weeks ended
July 28, 2018
Deferred revenue at the beginning of period	$20,144
Additions to deferred revenue during the period	25,100
Reductions to deferred revenue for revenue recognized during the period	(29,393)
Deferred revenue balance at the end of period	$15,851
As of July 28, 2018, we expect to recognize $15,503 of the deferred revenue balance within in the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
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
BNC
The BNC Segment is comprised of the operations of BNC which operates 753 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities, through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.
MBS
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 684 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 753 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to over 400 college bookstores.
DSS
The Digital Student Solutions ("DSS") Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties. Additionally, in August 2018, we launched our student success hub on bartleby.com with the introduction of Bartleby Textbook Solutions. Bartleby Textbook Solutions is the first internally developed product within DSS, and will be the core product offering in our student success hub. The Bartleby Textbook Solutions subscription is accessible anytime and anywhere, both within our managed bookstore footprint, and nationally to students. The DSS segment also includes tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We continue to aggressively expand our ecosystem of products and services through our own continued internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes.
For additional information about the BNC, MBS and DSS segment operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 28, 2018.
Corporate Services
Corporate Services represent unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Intercompany Eliminations
All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The eliminations are primarily related to the following intercompany activities:

•	The sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS, and

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

•
The cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.

•
The gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations. The gross margin elimination impact of $15,010 during the 13 weeks ended July 28, 2018 primarily relates to the intercompany profit realized for textbooks sold by MBS to BNC and remaining in BNC inventory at the end of the quarter prior to fall rush, when the textbooks will be sold by BNC.

Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 28, 2018	July 29, 2017
Sales:
BNC	$245,175	$249,977
MBS	130,324	139,801
DSS (a)	5,677	—
Elimination	(43,692)	(34,067)
Total Sales	$337,484	$355,711

Gross Profit
BNC	$49,315	$49,224
MBS	26,751	27,589
DSS (a)	5,554	—
Elimination	(15,010)	(11,613)
Total Gross Profit	$66,610	$65,200

Depreciation and Amortization
BNC	$13,255	$13,332
MBS	1,530	1,635
DSS (a)	1,709	—
Corporate Services	44	50
Total Depreciation and Amortization	$16,538	$15,017

Operating (Loss) Income
BNC	$(42,955)	$(45,290)
MBS	13,362	13,878
DSS (a)	1,066	(223)
Corporate Services (b)	(5,537)	(12,291)
Elimination	(15,008)	(11,613)
Total Operating Loss	$(49,072)	$(55,539)

The following is a reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:
Total Operating Loss	$(49,072)	$(55,539)
Interest Expense, net	(3,522)	(3,038)
Loss Before Income Taxes	$(52,594)	$(58,577)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

(a) On August 3, 2017, we acquired Student Brands, LLC, a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands in the DSS segment, and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.

(b) During the 13 weeks ended July 29, 2017, we recognized restructuring and other charges totaling approximately $5,236 related to the CEO transition and transaction costs of $589 related to acquisition activity. For additional information, refer to Note 9. Supplementary Information - Restructuring and Other Charges.

Note 6. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 28, 2018, we did not repurchase shares of our Common Stock under the program and as of July 28, 2018, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended July 28, 2018, we did not repurchase shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended July 28, 2018 and July 29, 2017, average shares of 2,539,422 and 2,053,716 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.
The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended
(shares in thousands)	July 28, 2018	July 29, 2017
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(38,622)	$(34,783)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	46,917	46,517

Loss per share of Common Stock:
Basic	$(0.82)	$(0.75)
Diluted	$(0.82)	$(0.75)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
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
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended April 28, 2018.
During the 13 weeks ended July 28, 2018, we borrowed $96,300 and repaid $62,500 under the Credit Agreement. The net total outstanding borrowings of $230,200 as of July 28, 2018 is comprised of outstanding borrowings of $130,200 and $100,000 under the Credit Facility and the FILO Facility, respectively. As of July 28, 2018, we have issued $4,759 in letters of credit under the Credit Facility. During the 13 weeks ended July 29, 2017, we borrowed $110,300 and repaid $49,800 under the Credit Agreement. The net total outstanding borrowings of $220,100 as of July 29, 2017 is comprised of outstanding borrowings of $120,100 and $100,000 under the Credit Facility and FILO Facility, respectively.
Note 9. Supplementary Information
Restructuring and other charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. Pursuant to the terms of the Retirement Letter Agreement, Mr. Roberts received an aggregate payment of approximately $4,424, comprised of salary, bonus and benefits. In addition, the Company paid Mr. Roberts and Mr. Huseby a one-time cash transition payment of approximately $562 and $250, respectively, at the time of the transition. During the 13 weeks ended July 29, 2017, we recognized expenses totaling approximately $5,236, which is comprised of the severance and transition payments. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Note 10. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $2,085 and $1,999 during the 13 weeks ended July 28, 2018 and July 29, 2017, respectively.
Note 11. Stock-Based Compensation
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
During the 13 weeks ended July 28, 2018, we granted 385,171 performance share unit ("PSU") awards to employees that will vest based upon the achievement of pre-established performance goals related to absolute total shareholder returns ("TSR") determined by the Company's common stock price, DSS segment revenue and Company Adjusted EBITDA measured over a two year performance period (Fiscal 2019 - Fiscal 2020) with one additional year of time-based vesting. The number of PSU awards that will vest range from 0%-150% of the target award based on actual performance.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended
	July 28, 2018	July 29, 2017
Restricted stock expense	$30	$30
Restricted stock units expense (a)	2,198	1,900
Performance shares expense (a)	57	(68)
Performance share units expense	56	118
Stock-based compensation expense	$2,341	$1,980
(a) The stock-based compensation expense for the 13 weeks ended July 29, 2017 for the restricted stock units and performance shares reflect a forfeiture adjustment for unvested shares related to the CEO transition. See Note 9. Supplementary Information - Restructuring and Other Charges for additional information.
Total unrecognized compensation cost related to unvested awards as of July 28, 2018 was $11,521 and is expected to be recognized over a weighted-average period of 1.9 years. Approximately $2,231 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 12. Income Taxes
We recorded an income tax benefit of $(13,972) on a pre-tax loss of $(52,594) during the 13 weeks ended July 28, 2018, which represented an effective income tax rate of 26.6% and an income tax benefit of $(23,794) on pre-tax income of $(58,577) during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 40.6%.
The effective tax rate for the 13 weeks ended July 28, 2018 is significantly lower as compared to the comparable prior year period due to the tax benefit of U.S. Tax Reform, partially offset by permanent differences.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of July 28, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20,425 reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 28, 2018 and July 29, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
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
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States, one of the largest textbook wholesalers and inventory management hardware and software providers, and a leading provider of digital education solutions. Through our Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, we operate 1,437 physical and virtual bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Student Brands subsidiary and associated websites, a leading direct-to-student subscription-based writing services business, we offer services to approximately 100,000 subscribers, by offering student assistance through the writing process and journey.
The strengths of our business includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 28, 2018.
Segments
We have three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.
BNC Segment
The BNC Segment is comprised of the operations of BNC which operates 753 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.
MBS Segment
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 684 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 753 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to over 400 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, with approximately 100,000 subscribers across its digital properties. Additionally, in August 2018, we launched our student success hub on bartleby.com with the introduction of Bartleby Textbook Solutions. Bartleby Textbook Solutions is the first internally developed product within DSS, and will be the core product offering in our student success hub. The Bartleby Textbook Solutions subscription is accessible anytime and anywhere, both within our managed bookstore footprint, and nationally to students. The DSS segment also includes tutoring and test prep services offered through our partnership with The Princeton Review. We currently offer these online student services directly to students, and increasingly will be leveraging our BNC and

MBS physical and virtual bookstore footprint to market directly to students where we serve as the campus bookstore. We continue to aggressively expand our ecosystem of products and services through our own continued internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes.
Corporate Services represent unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
For additional information about the BNC, MBS and DSS segment operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 28, 2018.
Seasonality
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.
For our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first and third quarter, as it sells textbooks for retail distribution. Student Brands' sales and operating profit are realized relatively consistently throughout the year.
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

•
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

•
Supply Chain and Inventory - Since the demand for used and new textbooks has historically been greater than the available supply, our financial results are highly dependent upon MBS Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks on consignment or rental programs which could impact used textbook supplies in the future. MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program.

•
Price Competition. In addition to the competition in the services we provide to our customers, our textbook business faces significant price competition. Students often purchase textbooks and course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.

•
Competition. In addition to the competition we face from alternative distribution sources, we also have competition from other college bookstore operators, textbook wholesalers and educational content providers. Competitors that provide online bookstore solutions to colleges and universities not only compete with our physical bookstore operations, but also compete with MBS Direct's virtual stores. We also compete with other companies that offer college themed and other general merchandise. Our DSS segment faces competition from other digital student solutions providers.

•	A Majority of Traditional Campus Bookstores Have Yet to be Outsourced.

•
Outsourcing Trends. We continue to see increasing trends towards outsourcing in the campus bookstore market, including virtual bookstores and online marketplace websites. We also continue to see a variety of business models being pursued for the provision of textbooks, course materials and general merchandise.

•	New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business.

•
Overall Economic Environment, College Enrollment and Consumer Spending Patterns. Our business is affected by the overall economic environment, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise.

•
Economic Environment: BNC general merchandise sales are subject to short-term fluctuations driven by the broader retail environment. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online.

•
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

For additional information related to factors affecting our business and our strategies and product offerings to address these trends, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 28, 2018.
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and costs related to our direct-to-student subscription-based writing services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
Reclassifications
Our condensed consolidated financial statements reflect the following reclassifications for consistency with the current year presentation: 1) Cost of Sales expenses primarily related to facility costs and insurance related to corporate services have been reclassified to Selling and Administrative Expenses; and 2) For our digital rental products, we have reclassified Rental Income to Product Sales and Other, and have reclassified Rental Cost of Sales to Product and Other Cost of Sales, with no impact to Gross Margin. Digital rental revenue and digital rental cost of sales are recognized at the time of delivery and are not deferred over the rental period.
Prior periods presented reflect the reclassifications. For additional information, see Item 1. Financial Information - Part 1. Financial Statements- Note 2. Summary of Significant Accounting Policies.

Results of Operations - Summary
On August 3, 2017, we acquired Student Brands, LLC. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Sales:
Product sales and other	$317,845	$334,969
Rental income	19,639	20,742
Total sales	$337,484	$355,711

Net loss	$(38,622)	$(34,783)

Adjusted Earnings (non-GAAP) (a)	$(38,622)	$(29,777)

Adjusted EBITDA (non-GAAP) (a)
BNC	$(29,700)	$(31,957)
MBS	14,892	17,761
DSS	2,775	(223)
Corporate Services	(5,493)	(6,417)
Elimination	(15,008)	(11,613)
Total Adjusted EBITDA (non-GAAP)	$(32,534)	$(32,449)

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	July 28, 2018	July 29, 2017
Sales:
Product sales and other	94.2%	94.2%
Rental income	5.8	5.8
Total sales	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	81.4	82.9
Rental cost of sales (a)	61.7	61.9
Total cost of sales	80.3	81.7
Gross margin	19.7	18.3
Selling and administrative expenses	29.4	28.1
Depreciation and amortization expense	4.9	4.2
Restructuring and other charges	—	1.5
Transaction costs	—	0.2
Operating loss	(14.6)%	(15.7)%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Store Count
The following is a store count summary for BNC physical stores and MBS virtual stores:

	13 weeks ended July 28, 2018		13 weeks ended July 29, 2017
Number of Stores:	BNC Stores	MBS Direct Stores	BNC Stores	MBS Direct Stores
Number of stores at beginning of period	768	676	769	712
Opened	13	17	24	5
Closed	28	9	12	8
Number of stores at end of period	753	684	781	709
Comparable store sales (a)	(2.2)%	N/A	(2.2)%	N/A

(a)
For BNC, comparable store sales includes sales from stores that have been open for an entire fiscal year period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis. We believe the current comparable store sales calculation method better reflects the manner in which management views comparable sales, as well as the seasonal nature of our business. Prior year comparable store sales exclude store inventory sales to MBS, which are reflected as intercompany inventory transfers since the acquisition.

Results of Operations - 13 weeks ended July 27, 2018 compared with the 13 weeks ended July 29, 2017

	13 weeks ended, July 28, 2018 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$226,342	$129,518	$5,677	$—	$(43,692)	$317,845
Rental income	18,833	806	—	—	—	19,639
Total sales	245,175	130,324	5,677	—	(43,692)	337,484
Cost of sales:
Product and other cost of sales	184,168	103,143	123	—	(28,682)	258,752
Rental cost of sales	11,692	430	—	—	—	12,122
Total cost of sales	195,860	103,573	123	—	(28,682)	270,874
Gross profit	49,315	26,751	5,554	—	(15,010)	66,610
Selling and administrative expenses	79,015	11,859	2,779	5,493	(2)	99,144
Depreciation and amortization expense	13,255	1,530	1,709	44	—	16,538
Sub-Total:	$(42,955)	$13,362	$1,066	$(5,537)	$(15,008)	(49,072)
Restructuring and other charges						—
Transaction costs						—
Operating loss						$(49,072)

	13 weeks ended, July 29, 2017 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$230,010	$139,026	$—	$—	$(34,067)	$334,969
Rental income	19,967	775	—	—	—	20,742
Total sales	249,977	139,801	—	—	(34,067)	355,711
Cost of sales:
Product and other cost of sales	188,333	111,799	—	—	(22,454)	277,678
Rental cost of sales	12,420	413	—	—	—	12,833
Total cost of sales	200,753	112,212	—	—	(22,454)	290,511
Gross profit	49,224	27,589	—	—	(11,613)	65,200
Selling and administrative expenses	81,181	12,076	223	6,417	—	99,897
Depreciation and amortization expense	13,333	1,635	—	49	—	15,017
Sub-Total:	$(45,290)	$13,878	$(223)	$(6,466)	$(11,613)	(49,714)
Restructuring and other charges						5,236
Transaction costs						589
Operating loss						$(55,539)

(a)
On August 3, 2017, we acquired Student Brands, LLC. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.

Sales
The following table summarizes our sales for the 13 weeks ended July 28, 2018 and July 29, 2017:

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017%
Product sales and other	$317,845	$334,969	(5.1)%
Rental income	19,639	20,742	(5.3)%
Total Sales	$337,484	$355,711	(5.1)%
Our sales decreased by $18.2 million, or 5.1%, to $337.5 million during the 13 weeks ended July 28, 2018 from $355.7 million during the 13 weeks ended July 29, 2017. The components of the variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 28, 2018	July 29, 2017
BNC Sales
New stores	$6.7	$15.4
Closed stores	(6.8)	(2.3)
Comparable stores	(4.9)	(4.8)
Textbook rental deferral	(0.2)	1.3
Service revenue (a)	0.4	1.9
Other (b)	—	(0.8)
BNC sales subtotal:	$(4.8)	$10.7
MBS Sales (c)
Wholesale	$(4.1)	$92.5
Direct	(5.4)	47.3
MBS sales subtotal:	$(9.5)	$139.8
DSS Sales (d)	$5.7	$—
Eliminations (e)	$(9.6)	$(34.0)
Total sales variance:	$(18.2)	$116.5

(a)	Service revenue includes Promoversity, brand partnerships, shipping and handling, LoudCloud digital content, software, and services, and revenue from other programs.

(b)	Other includes inventory liquidation sales to third parties, and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(c)
The variance for the MBS segment for the 13 weeks ended July 29, 2017 represents the sales activity for MBS Textbook Exchange, LLC ("MBS") which we acquired on February 27, 2017 (the fourth quarter of Fiscal 2017).

(d)
DSS revenue includes Student Brands, LLC subscription-based writing services business, which we acquired on August 3, 2017. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.

(e)	Eliminates MBS sales to BNC and BNC commissions earned from MBS. See discussion of intercompany activities and eliminations below.
BNC
BNC total sales decreased $4.8 million, or 1.9%, to $245.2 million during the 13 weeks ended July 28, 2018 from $250.0 million during the 13 weeks ended July 29, 2017. BNC added 13 new stores and closed 28 stores during the 13 weeks ended July 28, 2018, ending the period with a total of 753 stores.

Comparable store sales variances for BNC by category for the 13 week periods are as follows:

Comparable Store Sales variances - BNC	13 weeks ended
Dollars in millions	July 28, 2018		July 29, 2017
Textbooks (Course Materials)	$(4.5)	(5.0)%	$(7.7)	(7.9)%
General Merchandise	1.2	1.0%	3.6	3.3%
Trade Books	(1.6)	(12.9)%	(0.7)	(5.7)%
Total Comparable Store Sales	$(4.9)	(2.2)%	$(4.8)	(2.2)%
Comparable store sales for BNC decreased for the 13 week sales periods. Comparable store sales were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings. Comparable store sales were also impacted by lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.
Product and other sales for BNC for the 13 weeks ended July 28, 2018 decreased by $3.7 million, or 1.6%. Textbook (Course Materials) revenue for BNC for the 13 weeks ended July 28, 2018 decreased primarily due to lower new and used textbook sales as discussed above, while eTextbook revenue increased. General merchandise sales for BNC increased for the 13 weeks ended July 28, 2018 primarily due to higher emblematic apparel, graduation, and computer products sales.
Rental income for BNC for the 13 weeks ended July 28, 2018 decreased by $1.1 million, or 5.7%. The decrease in rental income for the 13 weeks ended July 29, 2017 is due to decreased rental activity impacted by increased digital offerings.
MBS
MBS total sales decreased by $9.5 million, or 6.8%, to $130.3 million during the 13 weeks ended July 28, 2018 from $139.8 million during the 13 weeks ended July 29, 2017.
MBS Wholesale net sales decreased by $4.1 million, or 4.4%, to $88.4 million during the 13 weeks ended July 28, 2018 from $92.5 million during the 13 weeks ended July 29, 2017. MBS Wholesale gross sales increased, but was offset by increased return reserves.
MBS Direct sales decreased by $5.4 million, or 11.4%, to $41.9 million during the 13 weeks ended July 28, 2018 from $47.3 million during the 13 weeks ended July 29, 2017. The decrease was primarily due to the timing of shipments for fall rush, lower K-12 sales, and decreases related to closed stores, partially offset by increases in Higher Ed and new stores sales.
DSS
DSS revenue includes Student Brands, LLC subscription-based writing services business, which we acquired on August 3, 2017. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 80.3% during the 13 weeks ended July 28, 2018 compared to 81.7% during the 13 weeks ended July 29, 2017. Our gross margin increased by $1.4 million, or 2.2%, to $66.6 million, or 19.7% of sales, during the 13 weeks ended July 28, 2018 from $65.2 million, or 18.3% of sales, during the 13 weeks ended July 29, 2017.
BNC
The following table summarizes the BNC cost of sales for the 13 weeks ended July 28, 2018 and July 29, 2017:

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Related Sales	July 29, 2017	% of Related Sales
Product and other cost of sales	$184,168	81.4%	$188,333	81.9%
Rental cost of sales	11,692	62.1%	12,420	62.2%
Total Cost of Sales	$195,860	79.9%	$200,753	80.3%

The following table summarizes the BNC gross margin for the 13 weeks ended July 28, 2018 and July 29, 2017:

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Related Sales	July 29, 2017	% of Related Sales
Product and other gross margin	$42,175	18.6%	$41,677	18.1%
Rental gross margin	7,140	37.9%	7,547	37.8%
Gross Margin	$49,315	20.1%	$49,224	19.7%
For the 13 weeks ended July 28, 2018, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (50 basis points), driven primarily by a favorable sales mix (50 basis points), higher margin rates (45 basis points) due to lower markdowns compared to the prior year, partially offset by higher costs related to our college and university contracts (45 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (10 basis points), driven primarily by higher rental margin rates (110 basis points), partially offset by an unfavorable rental mix (65 basis points) and higher costs related to our college and university contracts (35 basis points) resulting from contract renewals and new store contracts.

MBS
The cost of sales and gross margin for MBS were $103.6 million or 79.5% of sales and $26.8 million or 20.5% of sales, respectively, during the 13 weeks ended July 28, 2018. The cost of sales and gross margin for MBS were $112.2 million or 80.3% of sales and $27.6 million or 19.7% of sales, respectively, during the 13 weeks ended July 29, 2017. For the 13 weeks ended July 29, 2017, the margin was impacted by incremental cost of sales of $2.2 million related to recording MBS inventory at fair value as of the acquisition date. Excluding the $2.2 million inventory fair value amortization, the cost of sales and gross margin for MBS were $110.0 million or 78.7% of sales and $29.8 million or 21.3% of sales, respectively, for the 13 weeks ended July 29, 2017. The gross margin decreased to 20.5% during the 13 weeks ended July 28, 2018 from 21.3% (excluding the inventory fair value amortization) during the 13 weeks ended July 29, 2017, primarily due to an unfavorable sales mix for MBS Direct due to the shift from physical textbooks to digital products which have lower margins, partially offset by higher MBS Wholesale margins.
DSS
Gross margin for the DSS segment was $5.6 million for the 13 weeks ended July 28, 2018 driven primarily by high margin Student Brands subscription service revenue earned. Operating costs for the Student Brands are recorded as selling and administrative expenses. The condensed consolidated financial statements for the 13 weeks ended July 28, 2018 include the financial results of Student Brands and the condensed consolidated financial statements for the 13 weeks ended July 29, 2017 exclude the financial results of Student Brands.
Intercompany Eliminations
During the 13 weeks ended July 28, 2018 and July 29, 2017, our sales eliminations were $43.7 million and $34.1 million, respectively. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 13 weeks ended July 28, 2018 and July 29, 2017, the cost of sales eliminations were $28.7 million and $22.5 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
The $15.0 million and $11.6 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during both the 13 weeks ended July 28, 2018 and July 29, 2017, respectively. The gross margin elimination impact of $15.0 million primarily relates to the intercompany profit realized for textbooks sold by MBS to BNC and remaining in BNC inventory at the end of the quarter prior to fall rush. We expect the gross margin elimination impact to be realized in the second quarter when BNC sells these textbooks during fall rush.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
Total Selling and Administrative Expenses	$99,144	29.4%	$99,897	28.1%
During the 13 weeks ended July 28, 2018, selling and administrative expenses decreased by $0.8 million, or 0.8%, to $99.1 million from $99.9 million during the 13 weeks ended July 29, 2017. Selling and administrative expenses for BNC, MBS and Corporate Services decreased and were partially offset by the increase in selling and administrative expenses due to the acquisition of Student Brands in the DSS segment.
For the BNC segment, selling and administrative expenses decreased by $2.2 million, or 2.7%, during the 13 weeks ended July 28, 2018, to $79.0 million from $81.2 million during the 13 weeks ended July 29, 2017. The decrease was primarily due to a decreases of $1.0 million in comparable stores payroll and operating expenses, $0.8 million in net new store payroll, and $0.3 million in corporate payroll and infrastructure costs, including costs associated with LoudCloud digital operations.
For the MBS segment, selling and administrative expenses decreased by $0.2 million, or 1.8%, during the 13 weeks ended July 28, 2018, to $11.9 million from $12.1 million during the 13 weeks ended July 29, 2017. The decrease in selling and administrative expenses was primarily driven by lower advertising expense and lower professional fees, offset by higher medical benefit expenses.
For the DSS segment, selling and administrative expenses were $2.8 million, or 49.0% of sales during the 13 weeks ended July 28, 2018, which includes the financial results of Student Brands which was acquired on August 3, 2017.
Corporate Services' selling and administrative expenses decreased by $0.9 million, or 14.4%, to $5.5 million during the 13 weeks ended July 28, 2018 from $6.4 million during the 13 weeks ended July 29, 2017. The decrease was primarily due to lower bonus and insurance expense.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
Total Depreciation and Amortization Expense	$16,538	4.9%	$15,017	4.2%
Depreciation and amortization expense increased by $1.5 million, or 10.1%, to $16.5 million during the 13 weeks ended July 28, 2018 from $15.0 million during the 13 weeks ended July 29, 2017. This increase was primarily attributable to incremental depreciation and amortization expense resulting from the acquisition of Student Brands associated with the property and equipment and identified intangibles recorded at fair value as of the respective acquisition dates and additional capital expenditures.
Restructuring and other charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 13 weeks ended July 29, 2017, we recognized expenses totaling approximately $5.2 million, which is comprised of the severance and transition payments, as well as related expenses. For additional information, see Part I - Item 1. Financial Statements - Note 9. Supplementary Information in this Form 10-Q or the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Transaction Costs
Transaction costs were $0.6 million during the 13 weeks ended July 29, 2017. We incur transaction costs for business development and acquisitions.
Operating Loss

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
Total Operating Loss	$(49,072)	(14.5)%	$(55,539)	(15.7)%
Our operating loss was $49.1 million during the 13 weeks ended July 28, 2018 compared to operating loss of $55.5 million during the 13 weeks ended July 29, 2017. This decrease was due to the matters discussed above. For the 13 weeks ended July 29, 2017, excluding the $2.2 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the CEO separation costs of $5.2 million (recorded in restructuring and other charges) and transaction costs of $0.6 million, all discussed above, operating loss was $47.5 million (or 13.3% of sales).

Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Interest Expense, Net	$3,522	$3,038
Net interest expense increased by $0.5 million to $3.5 million during the 13 weeks ended July 28, 2018 from $3.0 million during the 13 weeks ended July 29, 2017. The increase was primarily due to increased borrowings as a result of recent acquisitions.
Income Tax Benefit

	13 weeks ended
Dollars in thousands	July 28, 2018	Effective Rate	July 29, 2017	Effective Rate
Income Tax Benefit	$(13,972)	26.6%	$23,794	40.6%
We recorded an income tax benefit of $(14.0) million on a pre-tax loss of $(52.6) million of during the 13 weeks ended July 28, 2018, which represented an effective income tax rate of 26.6% and an income tax benefit of $(23.8) million on pre-tax loss of $(58.6) million during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 40.6%.
The effective tax rate for the 13 weeks ended July 28, 2018 is significantly lower as compared to the comparable prior year period due to the tax benefit of U.S. Tax Reform, partially offset by permanent differences.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of July 28, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20.4 million reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
Net Loss

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Net Loss	$(38,622)	$(34,783)
As a result of the factors discussed above, we reported a net loss of $(38.6) million during the 13 weeks ended July 28, 2018, compared with a net loss of $(34.8) million during the 13 weeks ended July 29, 2017. Adjusted Earnings (non-GAAP) is $(38.6) million during the 13 weeks ended July 28, 2018, compared with $(29.8) million during the 13 weeks ended July 29, 2017. See Adjusted Earnings (non-GAAP) discussion below.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Net loss	$(38,622)	$(34,783)
Reconciling items, after-tax (below)	—	5,006
Adjusted Earnings (non-GAAP)	$(38,622)	$(29,777)

Reconciling items, pre-tax
Inventory valuation amortization (MBS) (non-cash) (a)	$—	$2,248
Restructuring and other charges (a)	—	5,236
Transaction costs (a)	—	589
Reconciling items, pre-tax	—	8,073
Less: Pro forma income tax impact (b)	—	3,067
Reconciling items, after-tax	$—	$5,006

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Net loss	$(38,622)	$(34,783)
Add:
Depreciation and amortization expense	16,538	15,017
Interest expense, net	3,522	3,038
Income tax benefit	(13,972)	(23,794)
Inventory valuation amortization (MBS) (non-cash) (a)	—	2,248
Restructuring and other charges (a)	—	5,236
Transaction costs (a)	—	589
Adjusted EBITDA (non-GAAP) (a)	$(32,534)	$(32,449)

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 weeks ended July 28, 2018 and July 29, 2017.

Adjusted EBITDA - by Segment	13 weeks ended, July 28, 2018
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$245,175	$130,324	$5,677	$—	$(43,692)	$337,484
Cost of sales	195,860	103,573	123	—	(28,682)	270,874
Gross profit	49,315	26,751	5,554	—	(15,010)	66,610
Selling and administrative expenses	79,015	11,859	2,779	5,493	(2)	99,144
Adjusted EBITDA (non-GAAP)	$(29,700)	$14,892	$2,775	$(5,493)	$(15,008)	$(32,534)

Adjusted EBITDA - by Segment	13 weeks ended, July 29, 2017
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$249,977	$139,801	$—	$—	$(34,067)	$355,711
Cost of sales (MBS excludes $2,248 related to inventory fair value amortization) (a)	200,753	109,964	—	—	(22,454)	288,263
Gross profit	49,224	29,837	—	—	(11,613)	67,448
Selling and administrative expenses	81,181	12,076	223	6,417	—	99,897
Adjusted EBITDA (non-GAAP)	$(31,957)	$17,761	$(223)	$(6,417)	$(11,613)	$(32,449)
(a) See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of July 28, 2018, we had a total of $230.2 million of outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Cash, cash equivalents, and restricted cash at beginning of period	$16,869	$21,697
Net cash flows used in operating activities	(27,353)	(56,256)
Net cash flows used in investing activities	(9,314)	(9,055)
Net cash flows provided by financing activities	33,800	60,500
Cash, cash equivalents, and restricted cash at end of period	$14,002	$16,886
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

Cash flows used in operating activities during the 13 weeks ended July 28, 2018 were $(27.4) million compared to $(56.3) million during the 13 weeks ended July 29, 2017. This decrease of $28.9 million was primarily due to changes in working capital.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 13 weeks ended July 28, 2018 were $(9.3) million compared to $(9.1) million during the 13 weeks ended July 29, 2017. The increase is primarily due to higher capital expenditures and contractual capital investments associated with DSS content, renewing existing contracts and new store construction for BNC.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $8.2 million and $7.9 million during the 13 weeks ended July 28, 2018 and July 29, 2017, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended July 28, 2018 were $33.8 million compared $60.5 million during the 13 weeks ended July 29, 2017. This net change of $26.7 million is primarily due to decreased net borrowings under the credit agreement.
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
During the 13 weeks ended July 28, 2018, we borrowed $96.3 million and repaid $62.5 million under the Credit Agreement, for a net total of $230.2 million of outstanding borrowings as of July 28, 2018, comprised of outstanding borrowings of $130.2 million and $100.0 million under the Credit Facility and FILO Facility, respectively. As of July 28, 2018, we have issued $4.8 million in letters of credit under the facility. During the 13 weeks ended July 29, 2017, we borrowed $110.3 million and repaid $49.8 million under the Credit Agreement, for a net total of $220.1 million of outstanding borrowings as of July 29, 2017, comprised of outstanding borrowings of $120.1 million and $100.0 million under the Credit Facility and FILO Facility, respectively.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 28, 2018.
We believe that our future cash from operations, access to borrowings under the Credit Facility, FILO Facility and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, the number and timing of new store openings, and any potential acquisitions of other brands or companies including digital properties. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
Income Tax Implications on Liquidity
As of July 28, 2018, other long-term liabilities includes $40.4 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13.4 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.

Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 28, 2018, we did not repurchase any of our Common Stock. As of July 28, 2018, approximately $26.7 million remains available under the stock repurchase program.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 28, 2018.
Off-Balance Sheet Arrangements
As of July 28, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 28, 2018.
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

•	our ability to successfully implement our strategic initiatives including our ability to identify, compete for and execute upon additional acquisitions and strategic investments;

•	risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;

•	changes to purchase or rental terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	technological changes;

•	risks associated with counterfeit and piracy of digital and print materials;

•	our international operations could result in additional risks;

•	our ability to attract and retain employees;

•	the risk of price reduction or change in format of course materials by publishers, which could negatively impact revenues and margin;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;

•	disruptions to our information technology systems, infrastructure and data due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;

•	disruption of or interference with third party web service providers and our own proprietary technology;

•	work stoppages or increases in labor costs;

•	possible increases in shipping rates or interruptions in shipping service;

•	product shortages, including risks associated with merchandise sourced indirectly from outside the United States;

•	changes in domestic and international laws or regulations, including U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;

•	enactment of laws which may restrict or prohibit our use of emails or similar marketing activities;

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations, tax-related proceedings, or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the year ended April 28, 2018.
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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended April 28, 2018.
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
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 28, 2018 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 28, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of July 28, 2018 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 28, 2018 - May 26, 2018	—	$—	—	$26,669,324
May 27, 2018 - June 30, 2018	—	$—	—	$26,669,324
July 1, 2018 - July 28, 2018	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 28, 2018, we did not repurchase any shares of our Common Stock under the program.
During the 13 weeks ended July 28, 2018, we did not repurchase shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

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
August 22, 2018

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