Form 10-Q
period 2018-10-27
Barnes & Noble Education, Inc.
filed 2018-12-04
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 16, 2018, 47,560,662 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 27, 2018

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Sales:
Product sales and other	$756,173	$820,071	$1,074,018	$1,155,040
Rental income	58,593	66,790	78,232	87,532
Total sales	814,766	886,861	1,152,250	1,242,572
Cost of sales:
Product and other cost of sales	568,971	630,176	827,723	907,854
Rental cost of sales	35,035	39,985	47,157	52,818
Total cost of sales	604,006	670,161	874,880	960,672
Gross profit	210,760	216,700	277,370	281,900
Selling and administrative expenses	115,323	115,290	214,467	215,187
Depreciation and amortization expense	16,421	16,704	32,959	31,721
Restructuring and other charges	—	193	—	5,429
Transaction costs	537	1,257	537	1,846
Operating income	78,479	83,256	29,407	27,717
Interest expense, net	1,836	1,836	5,358	4,874
Income before income taxes	76,643	81,420	24,049	22,843
Income tax expense	16,946	33,025	2,974	9,231
Net income	$59,697	$48,395	$21,075	$13,612

Earnings per share of common stock:
Basic	$1.26	$1.04	$0.45	$0.29
Diluted	$1.25	$1.03	$0.44	$0.29
Weighted average shares of common stock outstanding:
Basic	47,184	46,705	47,050	46,611
Diluted	47,824	47,006	47,689	47,144
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 27, 2018	October 28, 2017	April 28, 2018
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,048	$17,494	$16,126
Receivables, net	138,048	153,646	100,060
Merchandise inventories, net	505,943	506,728	443,559
Textbook rental inventories	70,599	78,062	47,779
Prepaid expenses and other current assets	16,554	22,198	11,847
Total current assets	751,192	778,128	619,371
Property and equipment, net	112,029	115,734	111,287
Intangible assets, net	213,886	229,498	219,129
Goodwill	53,982	362,412	49,282
Other noncurrent assets	41,632	41,469	40,142
Total assets	$1,172,721	$1,527,241	$1,039,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$443,319	$458,833	$187,909
Accrued liabilities	170,037	184,283	125,556
Short-term borrowings	—	—	100,000
Total current liabilities	613,356	643,116	413,465
Long-term deferred taxes, net	7,906	16,187	2,106
Other long-term liabilities	59,419	96,294	59,277
Long-term borrowings	—	41,800	96,400
Total liabilities	680,681	797,397	571,248
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 51,026, 50,028 and 50,032 shares, respectively; outstanding, 47,561, 46,914 and 49,372 shares, respectively	511	500	501
Additional paid-in capital	722,286	713,018	717,323
(Accumulated deficit) Retained earnings	(199,128)	45,975	(220,203)
Treasury stock, at cost	(31,629)	(29,649)	(29,658)
Total stockholders' equity	492,040	729,844	467,963
Total liabilities and stockholders' equity	$1,172,721	$1,527,241	$1,039,211
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 27, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$21,075	$13,612
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	32,959	31,721
Amortization of deferred financing costs	751	751
Deferred taxes	5,800	(684)
Stock-based compensation expense	4,973	4,153
Changes in other long-term liabilities	(414)	(426)
Changes in other operating assets and liabilities, net	171,427	150,076
Net cash flows provided by operating activities	236,571	199,203
Cash flows from investing activities:
Purchases of property and equipment	(23,152)	(22,422)
Acquisition of business, net of cash acquired	(10,000)	(58,259)
Net increase in other noncurrent assets	(1,127)	(601)
Net cash flows used in investing activities	(34,279)	(81,282)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	119,900	225,400
Repayments of borrowings under Credit Agreement	(316,300)	(343,200)
Purchase of treasury shares	(1,971)	(1,629)
Net cash flows used in financing activities	(198,371)	(119,429)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,921	(1,508)
Cash, cash equivalents and restricted cash at beginning of period	16,869	21,697
Cash, cash equivalents and restricted cash at end of period	$20,790	$20,189
Changes in other operating assets and liabilities, net:
Receivables, net	$(37,988)	$(67,256)
Merchandise inventories	(62,384)	(72,664)
Textbook rental inventories	(22,820)	(25,236)
Prepaid expenses and other current assets	(4,708)	(11,002)
Accounts payable and accrued liabilities	299,327	326,234
Changes in other operating assets and liabilities, net	$171,427	$150,076
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			4,153				4,153
Vested equity awards	656	6	(6)				—
Shares repurchased for tax withholdings for vested stock awards					259	(1,629)	(1,629)
Net income				13,612			13,612
Balance at October 28, 2017	50,028	$500	$713,018	$45,975	3,114	$(29,649)	$729,844

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			4,973				4,973
Vested equity awards	994	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					350	(1,971)	(1,971)
Net income				21,075			21,075
Balance at October 27, 2018	51,026	$511	$722,286	$(199,128)	3,465	$(31,629)	$492,040

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 28, 2018, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016 (Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended July 28, 2018.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,450 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Digital Student Solutions businesses, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts, and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
Effective in the fourth quarter of Fiscal 2018, we have three reportable segments: BNC, MBS, and Digital Student Solutions ("DSS"), as described in Note 6. Segment Reporting. Prior to the fourth quarter of Fiscal 2018, BNC and MBS were our only reportable segments.
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
On August 3, 2017, we acquired Student Brands, LLC ("Student Brands"). The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands in the DSS segment from the acquisition date on August 3, 2017.
On August 21, 2018, we acquired the assets of PaperRater.com ("PaperRater"). The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of PaperRater in the DSS segment from the date of acquisition on August 21, 2018 and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 exclude the financial results of PaperRater. See Note 4. Acquisitions for additional information.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 27, 2018 are not indicative of the results expected for the 52 weeks ending April 27, 2019 (Fiscal 2019).
For certain of our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first and third quarter, as it sells textbooks and other course materials for retail distribution. Our Digital Student Solutions' sales and operating profit are realized relatively consistently throughout the year.
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
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue relates to the sales of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated ecommerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Note 5. Revenue.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

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
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
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
Evaluation of Goodwill and Other Long-Lived Assets
As of October 27, 2018, we had $0, $49,282 and $4,700 of goodwill on our condensed consolidated balance sheet related to our BNC, MBS and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Our other long-lived assets include property and equipment and amortizable intangibles. As of October 27, 2018, we had $112,029 and $213,886 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
Income Taxes
As of October 27, 2018, other long-term liabilities includes $40,425 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13,369 of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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
Note 3. Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We are required to adopt this standard in the first quarter of Fiscal 2021 and early adoption is permitted. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating this standard to determine the impact of adoption on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We are required to adopt this standard in the first quarter of Fiscal 2020 and early adoption is permitted. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. Although we have not yet completed our evaluation of the guidance, or quantified its impact, we believe the most significant impact will be the recognition of right of use assets and liabilities on our condensed consolidated balance sheet. We expect our lease obligations designated as operating leases will be reported on the consolidated balance sheets upon adoption. We are currently in the process of collecting and validating lease data. In addition, we are assessing practical expedients and policy elections offered by the standard, and are evaluating processes and internal controls to meet the accounting, reporting and disclosure requirements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Note 4. Acquisitions
On August 21, 2018, we acquired the assets of PaperRater.com ("PaperRater"), a leading website that offers students a suite of writing services aimed at improving multiple facets of writing. PaperRater's services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands' existing writing service offerings. PaperRater adds millions of pieces of content, from essays and dissertations to personal narratives and speeches, to our growing digital content library.
We completed the purchase for cash consideration of $10,000, and the transaction was funded from cash on-hand and availability under our existing Credit Agreement. The preliminary purchase price was allocated primarily as follows: $5,300 intangible assets (primarily content with an estimated useful life of 5 years) and $4,700 goodwill. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.
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
We have analyzed the impacts of the guidance across all of our revenue streams and have adopted the standard using the modified retrospective method effective with the first quarter of Fiscal 2019. Financial results for reporting periods beginning after April 28, 2018 are presented in accordance with Topic 606, while comparative period information continues to reflect our historic accounting under the accounting standards in effect for those periods. There was no cumulative change to retained earnings as a result of adopting the guidance. Along with the additional disclosure requirements required by the new standard, we reclassified the product return asset of $8,846, and $2,610 from Merchandise Inventories, Net to Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheets for the periods ended October 28, 2017 and April 28, 2018, respectively.
See Note 2. Summary of Significant Accounting Pronouncements for additional information related to our revenue recognition policies and Note 6. Segment Reporting for a description of each segments product and service offerings.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
BNC
Retail Product Sales	$634,587	$681,461	$851,733	$902,525
Rental Income	57,331	64,956	76,164	84,923
Service and Other Revenue (a)	10,952	10,884	20,148	19,830
BNC Total Sales	$702,870	$757,301	$948,045	$1,007,278
MBS
Retail Product Sales	$79,785	$85,491	$120,894	$131,998
Wholesale Product Sales	37,907	47,526	126,316	140,045
Rental Income	1,262	1,834	2,068	2,609
MBS Total Sales	$118,954	$134,851	$249,278	$274,652
DSS Sales (b)	$4,934	$4,486	$10,611	$4,486
Eliminations (c)	$(11,992)	$(9,777)	$(55,684)	$(43,844)
Total Sales	$814,766	$886,861	$1,152,250	$1,242,572

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.

Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (Unbilled Receivables) were $0 as of both October 27, 2018 and April 28, 2018 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (Deferred Revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $51,126, $56,269, and $20,144 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended October 27, 2018, October 28, 2017 and April 28, 2018, respectively.
The following table presents changes in contract liabilities during the six months ended October 27, 2018:

26 weeks ended
October 27, 2018
Deferred revenue at the beginning of period	$20,144
Additions to deferred revenue during the period	116,649
Reductions to deferred revenue for revenue recognized during the period	(85,667)
Deferred revenue balance at the end of period	$51,126
As of October 27, 2018, we expect to recognize $50,894 of the deferred revenue balance within in the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Note 6. Segment Reporting
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
BNC
The BNC Segment is comprised of the operations of BNC which operates 773 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities, through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.
MBS
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 677 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 773 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to over 400 college bookstores.
DSS
The Digital Student Solutions ("DSS") Segment includes direct-to-student products and services to help students study more effectively and improve academic performance. The DSS segment is comprised of the operations of Student Brands, a leading direct-to-student subscription-based writing services business, and Bartleby Textbook Solutions. The DSS segment also includes tutoring and test prep services offered through our partnership with The Princeton Review.
In August 2018, we launched Bartleby Textbook Solutions, our first internally developed product within DSS, on bartleby.com. We expect Bartleby Textbook Solutions to become a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere, both within our managed bookstore footprint and nationally to students.
Also in August 2018, we further expanded Student Brands' writing services via an acquisition of PaperRater, a leading website that offers students a suite of writing services aimed at improving multiple facets of writing. PaperRater's services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands' existing writing service offerings.
We currently offer these digital products and services directly to students, increasingly leveraging our BNC and MBS bookstore footprint.
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
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
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

•
The gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations. The gross margin elimination impact of $12,995 and $11,658 during the 13 weeks ended October 27, 2018 and October 28, 2017, respectively, primarily relates to (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Sales:
BNC	$702,870	$757,301	$948,045	$1,007,278
MBS	118,954	134,851	249,278	274,652
DSS (a)	4,934	4,486	10,611	4,486
Elimination	(11,992)	(9,777)	(55,684)	(43,844)
Total Sales	$814,766	$886,861	$1,152,250	$1,242,572

Gross Profit
BNC	$162,083	$167,523	$211,398	$216,747
MBS	30,893	33,175	57,644	60,764
DSS (a)	4,789	4,344	10,343	4,344
Elimination	12,995	11,658	(2,015)	45
Total Gross Profit	$210,760	$216,700	$277,370	$281,900

Depreciation and Amortization
BNC	$12,897	$13,331	$26,152	$26,664
MBS	1,569	1,618	3,099	3,253
DSS (a)	1,917	1,709	3,626	1,709
Corporate Services	38	46	82	95
Total Depreciation and Amortization	$16,421	$16,704	$32,959	$31,721

Operating Income (Loss)
BNC	$55,561	$59,151	$12,606	$13,861
MBS	16,990	18,228	30,352	32,106
DSS (a)	(1,015)	(1,404)	51	(1,627)
Corporate Services (b)	(6,091)	(4,377)	(11,628)	(16,668)
Elimination	13,034	11,658	(1,974)	45
Total Operating Income	$78,479	$83,256	$29,407	$27,717

The following is a reconciliation of segment Operating Income to consolidated Income Before Income Taxes:
Total Operating Income	$78,479	$83,256	$29,407	$27,717
Interest Expense, net	(1,836)	(1,836)	(5,358)	(4,874)
Income Before Income Taxes	$76,643	$81,420	$24,049	$22,843

(a) On August 3, 2017, we acquired Student Brands, LLC, a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of Student Brands in the DSS segment, and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands from the date of acquisition on August 3, 2017.
On August 21, 2018, we acquired the assets of PaperRater.com, a leading website that offers students a suite of writing services aimed at improving multiple facets of writing.  PaperRater’s services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands’ existing writing service offerings. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of PaperRater in the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 exclude the financial results of PaperRater.
(b) During the 26 weeks ended October 28, 2017, we recognized restructuring and other charges totaling approximately $5,361 related to the CEO transition. For additional information, refer to Note 10. Supplementary Information - Restructuring and Other Charges.

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 27, 2018, we did not repurchase shares of our Common Stock under the program and as of October 27, 2018, approximately $26,669 remains available under the stock repurchase program.
During the 26 weeks ended October 27, 2018, we repurchased 349,660 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 and 26 weeks ended October 27, 2018 average shares of 472,748 and 422,776 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 13 and 26 weeks ended October 28, 2017 average shares of 918,177 and 505,496 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
(shares in thousands)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Numerator for basic earnings per share:
Net income	$59,697	$48,395	$21,075	$13,612
Less allocation of earnings to participating securities	(24)	(16)	(9)	(4)
Net income available to common shareholders	$59,673	$48,379	$21,066	$13,608

Numerator for diluted earnings per share:
Net income available to common shareholders	$59,673	$48,379	$21,066	$13,608
Allocation of earnings to participating securities	24	16	9	4
Less diluted allocation of earnings to participating securities	(24)	(16)	(9)	(4)
Net income available to common shareholders	$59,673	$48,379	$21,066	$13,608

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	47,184	46,705	47,050	46,611

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	47,184	46,705	47,050	46,611
Average dilutive restricted stock units	463	162	516	389
Average dilutive performance shares	42	113	38	127
Average dilutive restricted shares	11	7	13	8
Average dilutive performance share units	124	19	72	9
Diluted weighted average shares of Common Stock	47,824	47,006	47,689	47,144

Earnings per share of Common Stock:
Basic	$1.26	$1.04	$0.45	$0.29
Diluted	$1.25	$1.03	$0.44	$0.29

Note 8. Fair Values of Financial Instruments
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
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

because of the short-term nature of these instruments, which are all considered Level 1. The fair value of short-term and long-term debt approximates its carrying value.
Note 9. Credit Facility
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
During the 26 weeks ended October 27, 2018, we borrowed $119,900 and repaid $316,300 under the Credit Agreement. There were no outstanding borrowings under the Credit Facility or FILO Facility as of October 27, 2018. As of October 27, 2018, we have issued $4,759 in letters of credit under the Credit Facility. During the 26 weeks ended October 28, 2017, we borrowed $225,400 and repaid $343,200 under the Credit Agreement. The net total outstanding borrowings of $41,800 as of October 28, 2017 is comprised of outstanding borrowings of $41,800 and $0 under the Credit Facility and FILO Facility, respectively.
Note 10. Supplementary Information
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
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,384 and $1,766 during the 13 weeks ended October 27, 2018 and October 28, 2017, respectively and $3,469 and $3,765 during the 26 weeks ended October 27, 2018 and October 28, 2017, respectively.
Note 12. Stock-Based Compensation
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted.
During the 26 weeks ended October 27, 2018, we granted the following awards:

•
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

•	1,336,216 restricted stock units ("RSU") awards were granted to employees with a three year vesting period in accordance

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
(Thousands of dollars, except share and per share data)
(unaudited)

with the Equity Incentive Plan.

•
107,530 RSU awards and 21,506 restricted stock ("RS") awards were granted to the current Board of Directors ("BOD") members for annual compensation with a one year vesting period in accordance with the Equity Incentive Plan.

We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Restricted stock expense	$20	$30	$50	$60
Restricted stock units expense (a)	1,952	2,140	4,150	4,040
Performance shares expense (a)	57	(265)	114	(333)
Performance share units expense(b)	603	268	659	386
Stock-based compensation expense	$2,632	$2,173	$4,973	$4,153
(a) The stock-based compensation expense for the 13 and 26 weeks ended October 28, 2017 for the restricted stock units reflect a forfeiture adjustment for unvested shares related to the CEO transition. See Note 10. Supplementary Information - Restructuring and Other Charges for additional information.
(b) The stock-based compensation expense for performance shares and performance share units reflect a catch-up adjustment for a change in expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of October 27, 2018 was $17,942 and is expected to be recognized over a weighted-average period of 2.2 years. Approximately $2,498 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 13. Income Taxes
We recorded an income tax expense of $16,946 on a pre-tax income of $76,643 during the 13 weeks ended October 27, 2018, which represented an effective income tax rate of 22.1% and an income tax expense of $33,025 on pre-tax income of $81,420 during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 40.6%.
We recorded an income tax expense of $2,974 on pre-tax income of $24,049 during the 26 weeks ended October 27, 2018, which represented an effective income tax rate of 12.4% and an income tax expense of $9,231 on pre-tax income of $22,843 during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 40.4%.
The effective tax rate for the 13 and 26 weeks ended October 27, 2018 is significantly lower as compared to the comparable prior year period due to the tax benefit of U.S. Tax Reform, partially offset by permanent differences.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of October 27, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20,425 reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. During the second quarter of Fiscal 2019, we recorded an additional measurement period adjustment to further reduce our net deferred tax liability by $3,815 as a result of accelerating certain deductions as permitted by the U.S. tax code. This measurement period adjustment reduced the Company's effective tax rate by 5.0% and 16.0% during the 13 and 26 weeks ended October 27, 2018, respectively. We have provisionally recorded a liability associated with the one-time transition tax. This amount is not material.
All amounts associated with the Act recognized as of October 27, 2018 are provisional. We expect to complete the accounting for the impacts of the Act in the third quarter of Fiscal 2019.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017
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
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States, one of the largest textbook wholesalers and inventory management hardware and software providers, and a leading provider of digital education solutions. Through our Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, we operate 1,450 physical and virtual bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic retail environment. Additionally, through our Digital Student Solutions businesses, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business includes our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts, and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 28, 2018.
Segments
We have three reportable segments: BNC, MBS and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.
BNC Segment
The BNC Segment is comprised of the operations of BNC which operates 773 physical campus bookstores, the majority of which also have school-branded e-commerce sites operated by BNC and which offers students access to affordable course materials and affinity products, including emblematic apparel and gifts. BNC also offers its First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students digitally on or before the first day of class. Additionally, the BNC segment offers a suite of digital content, software, and services to colleges and universities through our LoudCloud platform, such as predictive analytics, a variety of open educational resources courseware, and a competency-based learning platform.
MBS Segment
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 677 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 773 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to over 400 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") Segment includes direct-to-student products and services to help students study more effectively and improve academic performance. The DSS segment is comprised of the operations of Student Brands, a leading direct-to-student subscription-based writing services business, and Bartleby Textbook Solutions. The DSS segment also includes tutoring and test prep services offered through our partnership with The Princeton Review.
In August 2018, we launched Bartleby Textbook Solutions, our first internally developed product within DSS, on bartleby.com. We expect Bartleby Textbook Solutions to become a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere, both within our managed bookstore footprint and nationally to students.
Also in August 2018, we further expanded Student Brands' writing services via an acquisition of PaperRater, a leading website that offers students a suite of writing services aimed at improving multiple facets of writing. PaperRater's services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands' existing writing service offerings.
We currently offer these digital products and services directly to students, increasingly leveraging our BNC and MBS bookstore footprint. We continue to aggressively expand our ecosystem of products and services through our own continued internal development, as well as by partnering with other companies, to provide a wide range of offerings designed to improve student success and outcomes.
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
For certain of our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first and third quarter, as it sells textbooks and other course materials for retail distribution. Our Digital Student Solutions' sales and operating profit are realized relatively consistently throughout the year.
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

•
Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, publishers, including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, and student-to-student transactions over the Internet.

•
Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon MBS Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. MBS was selected as a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program.

•
Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.

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

•	A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.

•
Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market, including virtual bookstores and online marketplace websites, and we also continue to see a variety of business models being pursued for the provision of textbooks and other course materials, such as inclusive access and publisher subscription models, and general merchandise.

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

•
Enrollment Trends. The growth of our business depends on our ability to attract new students and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, continue to decline, led primarily by an improved economy and a dip in the United States birth rate resulting in fewer students at the traditional 18-24 year old college age. However, online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment, and consistent with projections from the National Center for Education Statistics, we expect undergraduate enrollment to increase in the long-term.

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
Prior periods presented reflect the reclassifications. For additional information, see Item 1. Financial Information - Part 1. Financial Statements - Note 2. Summary of Significant Accounting Policies.

Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Sales:
Product sales and other	$756,173	$820,071	$1,074,018	$1,155,040
Rental income	58,593	66,790	78,232	87,532
Total sales	$814,766	$886,861	$1,152,250	$1,242,572

Net income	$59,697	$48,395	$21,075	$13,612

Adjusted Earnings (non-GAAP) (a)	$60,095	$49,914	$21,473	$20,137

Adjusted EBITDA (non-GAAP) (a)
BNC	$68,458	$72,482	$38,758	$40,525
MBS	18,559	20,871	33,451	38,632
DSS (b)	1,402	2,168	4,177	1,945
Corporate Services	(6,016)	(4,744)	(11,509)	(11,161)
Elimination	13,034	11,658	(1,974)	45
Total Adjusted EBITDA (non-GAAP)	$95,437	$102,435	$62,903	$69,986

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

(b)
On August 3, 2017, we acquired Student Brands, LLC. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands from the date of acquisition on August 3, 2017.

On August 21, 2018, we acquired the assets of PaperRater.com ("PaperRater"). The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of PaperRater in the DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 exclude the financial results of PaperRater.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Sales:
Product sales and other	92.8%	92.5%	93.2%	93.0%
Rental income	7.2	7.5	6.8	7.0
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	75.2	76.8	77.1	78.6
Rental cost of sales (a)	59.8	59.9	60.3	60.3
Total cost of sales	74.1	75.6	75.9	77.3
Gross margin	25.9	24.4	24.1	22.7
Selling and administrative expenses	14.2	13.0	18.6	17.3
Depreciation and amortization expense	2.0	1.9	2.9	2.6
Restructuring and other charges	—	—	—	0.4
Transaction costs	0.1	0.1	—	0.1
Operating income	9.6%	9.4%	2.6%	2.3%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Store Count
The following is a store count summary for BNC physical stores and MBS virtual stores:

	13 weeks ended				26 weeks ended
	October 27, 2018		October 28, 2017		October 27, 2018		October 28, 2017
Number of Stores:	BNC	MBS Direct	BNC	MBS Direct	BNC	MBS Direct	BNC	MBS Direct
Number of stores at beginning of period	753	684	781	709	768	676	769	712
Opened	21	9	—	8	34	26	24	13
Closed	1	16	4	12	29	25	16	20
Number of stores at end of period	773	677	777	705	773	677	777	705

Results of Operations - 13 and 26 weeks ended October 27, 2018 compared with the 13 and 26 weeks ended October 28, 2017

	13 weeks ended, October 27, 2018 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$645,539	$117,692	$4,934	$—	$(11,992)	$756,173
Rental income	57,331	1,262	—	—	—	58,593
Total sales	702,870	118,954	4,934	—	(11,992)	814,766
Cost of sales:
Product and other cost of sales	506,437	87,376	145	—	(24,987)	568,971
Rental cost of sales	34,350	685	—	—	—	35,035
Total cost of sales	540,787	88,061	145	—	(24,987)	604,006
Gross profit	162,083	30,893	4,789	—	12,995	210,760
Selling and administrative expenses	93,625	12,334	3,387	6,016	(39)	115,323
Depreciation and amortization expense	12,897	1,569	1,917	38	—	16,421
Sub-Total:	$55,561	$16,990	$(515)	$(6,054)	$13,034	79,016
Restructuring and other charges						—
Transaction costs						537
Operating income						$78,479

	13 weeks ended, October 28, 2017 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$692,345	$133,017	$4,486	$—	$(9,777)	$820,071
Rental income	64,956	1,834	—	—	—	66,790
Total sales	757,301	134,851	4,486	—	(9,777)	886,861
Cost of sales:
Product and other cost of sales	550,813	100,656	142	—	(21,435)	630,176
Rental cost of sales	38,965	1,020	—	—	—	39,985
Total cost of sales	589,778	101,676	142	—	(21,435)	670,161
Gross profit	167,523	33,175	4,344	—	11,658	216,700
Selling and administrative expenses	95,041	13,329	2,176	4,744	—	115,290
Depreciation and amortization expense	13,331	1,618	1,709	46	—	16,704
Sub-Total:	$59,151	$18,228	$459	$(4,790)	$11,658	84,706
Restructuring and other charges						193
Transaction costs						1,257
Operating income						$83,256

	26 weeks ended, October 27, 2018 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$871,881	$247,210	$10,611	$—	$(55,684)	$1,074,018
Rental income	76,164	2,068	—	—	—	78,232
Total sales	948,045	249,278	10,611	—	(55,684)	1,152,250
Cost of sales:
Product and other cost of sales	690,605	190,519	268	—	(53,669)	827,723
Rental cost of sales	46,042	1,115	—	—		47,157
Total cost of sales	736,647	191,634	268	—	(53,669)	874,880
Gross profit	211,398	57,644	10,343	—	(2,015)	277,370
Selling and administrative expenses	172,640	24,193	6,166	11,509	(41)	214,467
Depreciation and amortization expense	26,152	3,099	3,626	82	—	32,959
Sub-Total:	$12,606	$30,352	$551	$(11,591)	$(1,974)	29,944
Restructuring and other charges						—
Transaction costs						537
Operating income						$29,407

	26 weeks ended, October 28, 2017 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$922,355	$272,043	$4,486	$—	$(43,844)	$1,155,040
Rental income	84,923	2,609	—	—	—	87,532
Total sales	1,007,278	274,652	4,486	—	(43,844)	1,242,572
Cost of sales:
Product and other cost of sales	739,146	212,455	142	—	(43,889)	907,854
Rental cost of sales	51,385	1,433	—	—	—	52,818
Total cost of sales	790,531	213,888	142	—	(43,889)	960,672
Gross profit	216,747	60,764	4,344	—	45	281,900
Selling and administrative expenses	176,222	25,405	2,399	11,161	—	215,187
Depreciation and amortization expense	26,664	3,253	1,709	95	—	31,721
Sub-Total:	$13,861	$32,106	$236	$(11,256)	$45	34,992
Restructuring and other charges						5,429
Transaction costs						1,846
Operating income						$27,717

(a)
On August 3, 2017, we acquired Student Brands, LLC. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands from the date of acquisition on August 3, 2017.

On August 21, 2018, we acquired the assets of PaperRater.com. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of PaperRater in the DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 exclude the financial results of PaperRater.

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 27, 2018 and October 28, 2017:

	13 weeks ended			26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017%		October 27, 2018	October 28, 2017%
Product sales and other	$756,173	$820,071	(7.8)%	$1,074,018	$1,155,040	(7.0)%
Rental income	58,593	66,790	(12.3)%	78,232	87,532	(10.6)%
Total Sales	$814,766	$886,861	(8.1)%	$1,152,250	$1,242,572	(7.3)%
Our sales decreased by $72.1 million, or 8.1%, to $814.8 million during the 13 weeks ended October 27, 2018 from $886.9 million during the 13 weeks ended October 28, 2017.
Our sales decreased by $90.3 million, or 7.3%, to $1,152.3 million during the 26 weeks ended October 27, 2018 from $1,242.6 million during the 26 weeks ended October 28, 2017.
The components of the variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended		26 weeks ended
Dollars in millions	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
BNC Sales
New stores	$18.4	$26.3	$25.1	$41.7
Closed stores	(33.6)	(5.2)	(40.4)	(7.5)
Comparable stores	(41.6)	(33.8)	(46.5)	(38.6)
Textbook rental deferral	3.8	2.3	3.6	3.6
Service revenue (a)	(0.1)	—	0.3	1.9
Other (b)	(1.3)	(2.9)	(1.3)	(3.7)
BNC sales subtotal:	$(54.4)	$(13.3)	$(59.2)	$(2.6)
MBS Sales (c)
Wholesale	$(9.6)	$47.5	$(13.7)	$140.0
Direct	(6.3)	87.4	(11.7)	134.7
MBS sales subtotal:	$(15.9)	$134.9	$(25.4)	$274.7
DSS Sales (d)	$0.4	$4.5	$6.1	$4.5
Eliminations (e)	$(2.2)	$(9.9)	$(11.8)	$(43.9)
Total sales variance:	$(72.1)	$116.2	$(90.3)	$232.7

(a)	Service revenue includes Promoversity, brand partnerships, shipping and handling, LoudCloud digital content, software, and services, and revenue from other programs.

(b)	Other includes inventory liquidation sales to third parties, and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(c)
The variance for the MBS segment for the 13 and 26 weeks ended October 28, 2017 represents the sales activity for MBS Textbook Exchange, LLC ("MBS") which we acquired on February 27, 2017 (the fourth quarter of Fiscal 2017).

(d)
DSS revenue includes Student Brands, LLC subscription-based writing services business, which we acquired on August 3, 2017. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands from the date of acquisition on August 3, 2017.

DSS revenue includes PaperRater which we acquired on August 21, 2018. The condensed consolidated financial statements for the 13 and 26 weeks ended October 27, 2018 include the financial results of PaperRater in the DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 26 weeks ended October 28, 2017 exclude the financial results of PaperRater.

(e)	Eliminates MBS sales to BNC and BNC commissions earned from MBS. See discussion of intercompany activities and eliminations below.

BNC
BNC sales decreased $54.4 million, or 7.2%, to $702.9 million during the 13 weeks ended October 27, 2018 from $757.3 million during the 13 weeks ended October 28, 2017. BNC sales decreased $59.2 million, or 5.9%, to $948.0 million during the 26 weeks ended October 27, 2018 from $1,007.3 million during the 26 weeks ended October 28, 2017. BNC added 34 new stores and closed 29 stores during the 26 weeks ended October 27, 2018, ending the period with a total of 773 stores.
Product and other sales for BNC for the 13 and 26 weeks ended October 27, 2018 decreased by $46.8 million, or 6.8% and $50.5 million or 5.5%, respectively. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings. Textbook (Course Materials) revenue for BNC for the 13 and 26 weeks ended October 27, 2018 decreased primarily due to lower new and used textbook and other course materials sales, while digital and eTextbook revenue increased. General merchandise sales for BNC increased for the 13 and 26 weeks ended October 27, 2018 primarily due to higher emblematic apparel, graduation, and computer products sales.
Rental income for BNC for the 13 weeks ended October 27, 2018 decreased by $7.6 million, or 11.7% to $57.3 million from $64.9 million. Rental income is impacted by comparable store sales, new store openings and store closings. Rental income for BNC for the 26 weeks ended October 27, 2018 decreased by $8.8 million, or 10.3% to $76.2 million from $84.9 million. The decrease in rental income for the 13 and 26 weeks ended October 28, 2017 is due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for BNC decreased for the 13 and 26 week sales periods. Comparable store sales were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by improved general merchandise sales. Comparable store sales variances for BNC by category for the 13 and 26 week periods are as follows:

Comparable Store Sales variances - BNC	13 weeks ended				26 weeks ended
Dollars in millions	October 27, 2018		October 28, 2017		October 27, 2018		October 28, 2017
Textbooks (Course Materials)	$(44.2)	(8.1)%	$(28.8)	(5.0)%	$(48.7)	(7.6)%	$(36.5)	(5.5)%
General Merchandise	3.2	1.8%	(3.4)	(1.9)%	4.4	1.5%	0.2	0.1%
Trade Books	(0.6)	(4.7)%	(1.6)	(11.2)%	(2.2)	(8.8)%	(2.3)	(8.5)%
Total Comparable Store Sales	$(41.6)	(5.6)%	$(33.8)	(4.4)%	$(46.5)	(4.8)%	$(38.6)	(3.9)%
MBS
MBS total sales decreased by $15.9 million, or 11.8%, to $119.0 million during the 13 weeks ended October 27, 2018 from $134.9 million during the 13 weeks ended October 28, 2017. MBS total sales decreased by $25.4 million, or 9.2%, to $249.3 million during the 26 weeks ended October 27, 2018 from $274.7 million during the 26 weeks ended October 28, 2017.
MBS Wholesale net sales decreased by $9.6 million, or 20.2%, to $37.9 million during the 13 weeks ended October 27, 2018 from $47.5 million during the 13 weeks ended October 28, 2017. MBS Wholesale net sales decreased by $13.7 million, or 9.8%, to $126.3 million during the 26 weeks ended October 27, 2018 from $140.0 million during the 26 weeks ended October 28, 2017. MBS Wholesale gross sales decreased along with increased return reserves.
MBS Direct sales decreased by $6.3 million, or 7.2%, to $81.1 million during the 13 weeks ended October 27, 2018 from $87.4 million during the 13 weeks ended October 28, 2017. MBS Direct sales decreased by $11.7 million, or 8.7%, to $123.0 million during the 26 weeks ended October 27, 2018 from $134.7 million during the 26 weeks ended October 28, 2017. The decreases were primarily due to lower comparable store sales and decreases related to closed stores, partially offset by increases in new stores sales.
DSS
DSS revenue includes Student Brands, LLC subscription-based writing services business, which we acquired on August 3, 2017 and PaperRater,com which we acquired on August 21, 2018. The results of operations for the 13 and 26 weeks ended October 27, 2018 include the financial results of Student Brands and the results of operations for the 13 and 26 weeks ended October 28, 2017 include the financial results of Student Brands from the date of acquisition on August 3, 2017. The results of operations for the 13 and 26 weeks ended October 27, 2018 include the financial results of PaperRater from the date of acquisition on August 21, 2018 and the results of operations for the 13 and 26 weeks ended October 28, 2017 exclude the financial results of PaperRater.

DSS total sales increased by $0.4 million or 10% to $4.9 million during the 13 weeks ended October 27, 2018 from $4.5 million during the 13 weeks ended October 28, 2017. DSS total sales increased by $6.1 million to $10.6 million during the 26 weeks ended October 27, 2018 from $4.5 million during the 26 weeks ended October 28, 2017, primarily due to the acquisition of Student Brands on August 3, 2017 and PaperRater on August 21, 2018.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 74.1% during the 13 weeks ended October 27, 2018 compared to 75.6% (or 75.4% excluding inventory valuation adjustment discussed below) during the 13 weeks ended October 28, 2017. Our gross margin decreased by $5.9 million, or 2.7%, to $210.8 million, or 25.9% of sales, during the 13 weeks ended October 27, 2018 from $216.7 million, or 24.4% of sales (or 24.6% excluding inventory valuation adjustment discussed below), during the 13 weeks ended October 28, 2017. During the 13 weeks ended October 27, 2018, gross margin as a percentage of sales increased to 25.9% from 24.6% (excluding inventory valuation adjustment discussed below) or 130 basis points primarily due to the benefits realized from transferring underutilized inventory to MBS and due to high margin subscription service revenue earned.
Our cost of sales decreased as a percentage of sales to 75.9% during the 26 weeks ended October 27, 2018 compared to 77.3% (or 77.0% excluding inventory valuation adjustment discussed below) during the 26 weeks ended October 28, 2017. Our gross margin decreased by $4.5 million, or 1.6%, to $277.4 million, or 24.1% of sales, during the 26 weeks ended October 27, 2018 from $281.9 million, or 22.7% of sales (or 23.0% excluding inventory valuation adjustment discussed below), during the 26 weeks ended October 28, 2017. During the 26 weeks ended October 27, 2018, gross margin as a percentage of sales increased to 24.1% from 23.0% (excluding inventory valuation adjustment discussed below) or 110 basis points primarily due to the benefits realized from transferring underutilized inventory to MBS and due to high margin subscription service revenue earned.
BNC
The following table summarizes the BNC cost of sales for the 13 and 26 weeks ended October 27, 2018 and October 28, 2017:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales
Product and other cost of sales	$506,437	78.5%	$550,813	79.6%	$690,605	79.2%	$739,146	80.1%
Rental cost of sales	34,350	59.9%	38,965	60.0%	46,042	60.5%	51,385	60.5%
Total Cost of Sales	$540,787	76.9%	$589,778	77.9%	$736,647	77.7%	$790,531	78.5%
The following table summarizes the BNC gross margin for the 13 and 26 weeks ended October 27, 2018 and October 28, 2017:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales
Product and other gross margin	$139,102	21.5%	$141,532	20.4%	$181,276	20.8%	$183,209	19.9%
Rental gross margin	22,981	40.1%	25,991	40.0%	30,122	39.5%	33,538	39.5%
Gross Margin	$162,083	23.1%	$167,523	22.1%	$211,398	22.3%	$216,747	21.5%
For the 13 weeks ended October 27, 2018, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (110 basis points), driven primarily by higher margin rates (90 basis points) due to lower markdowns compared to the prior year, including the benefits realized from transferring underutilized inventory to MBS, and a favorable sales mix (75 basis points), partially offset by higher costs related to our college and university contracts (55 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (10 basis points), driven primarily by favorable rental mix (65 basis points), partially offset by lower rental margin rates (30 basis points) and higher costs related to our college and university contracts (25 basis points) resulting from contract renewals and new store contracts.

For the 26 weeks ended October 27, 2018, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (90 basis points), driven primarily by higher margin rates (90 basis points) due to lower markdowns compared to the prior year, including the benefits realized from transferring underutilized inventory to MBS, and a favorable sales mix (60 basis points), partially offset by higher costs related to our college and university contracts (60 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin remained unchanged at 39.5%, driven primarily by favorable rental mix (30 basis points) and higher rental margin rates (10 basis points), offset by higher costs related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts.

MBS
The following table summarizes the MBS cost of sales for the 13 and 26 weeks ended October 27, 2018 and October 28, 2017:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales
Product and other cost of sales	$87,376	74.2%	$100,656	75.7%	$190,519	77.1%	$212,455	78.1%
Rental cost of sales	685	54.2%	1,020	55.7%	1,115	53.9%	1,433	54.9%
Total Cost of Sales	$88,061	74.0%	$101,676	75.4%	$191,634	76.9%	$213,888	77.9%
The following table summarizes the MBS gross margin for the 13 and 26 weeks ended October 27, 2018 and October 28, 2017:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales	October 27, 2018	% of Related Sales	October 28, 2017	% of Related Sales
Product and other gross margin	$30,316	25.8%	$32,361	24.3%	$56,691	22.9%	$59,588	21.9%
Rental gross margin	577	45.8%	814	44.3%	953	46.1%	1,176	45.0%
Gross Margin	$30,893	26.0%	$33,175	24.6%	$57,644	23.1%	$60,764	22.1%
The cost of sales and gross margin for MBS were $88.1 million, or 74.0% of sales, and $30.9 million, or 26.0% of sales, respectively, during the 13 weeks ended October 27, 2018. The cost of sales and gross margin for MBS was $101.7 million or 75.4% of sales and $33.2 million or 24.6% of sales, respectively, during the 13 weeks ended October 28, 2017. The cost of sales and gross margin for MBS were $191.6 million, or 76.9% of sales, and $57.6 million, or 23.1% of sales, respectively, during the 26 weeks ended October 27, 2018. The cost of sales and gross margin for MBS were $213.9 million, or 77.9% of sales, and $60.8 million or 22.1% of sales, respectively, during the 26 weeks ended October 28, 2017.
For the 13 and 26 weeks ended October 28, 2017, the margin was impacted by incremental cost of sales of $1.0 million and $3.3 million, respectively, related to recording MBS inventory at fair value as of the acquisition date. Excluding the $1.0 million inventory fair value amortization, cost of sales and gross margin for MBS was $100.7 million or 74.6% of sales and $34.2 million or 25.4% of sales, respectively, during the 13 weeks ended October 28, 2017. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for MBS was $210.6 million or 76.7% of sales and $64.1 million or 23.3% of sales, respectively, during the 26 weeks ended October 28, 2017.
The gross margin increased to 26.0% during the 13 weeks ended October 27, 2018 from 25.4% (excluding the $1.0 million inventory fair value amortization) during the 13 weeks ended October 28, 2017. The increase was primarily due to higher MBS Wholesale margins, partially offset by an unfavorable sales mix for MBS Direct due to the shift from physical textbooks to digital products which have lower margins.
The gross margin decreased to 23.1% during the 26 weeks ended October 27, 2018 from 23.3% (excluding the $3.3 million inventory fair value amortization) during the 26 weeks ended October 28, 2017. The decrease was primarily due to an unfavorable sales mix for MBS Direct due to the shift from physical textbooks to digital products which have lower margins, partially offset by higher MBS Wholesale margins.
DSS
The gross margin for the DSS segment was $4.8 million, or 97.1% of sales, during the 13 weeks ended October 27, 2018 and $4.3 million, or 96.8% of sales, during the 13 weeks ended October 28, 2017. The gross margin for the DSS segment was $10.3 million, or 97.5% of sales, during the 26 weeks ended October 27, 2018 and $4.3 million, or 96.8% of sales, during the 26 weeks ended October 28, 2017. The increase was driven primarily by high margin Student Brands and PaperRater subscription service revenue earned. Operating costs for the DSS segment are recorded as selling and administrative expenses.

See discussion above under Sales - DSS for a discussion of acquisitions.
Intercompany Eliminations
During the 13 weeks ended October 27, 2018 and October 28, 2017, our sales eliminations were $(12.0) million and $(9.8) million, respectively. During the 26 weeks ended October 27, 2018 and October 28, 2017, sales eliminations were $(55.7) million and $(43.9) million, respectively. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 13 weeks ended October 27, 2018 and October 28, 2017, the cost of sales eliminations were $(25.0) million and $(21.4) million, respectively. During the 26 weeks ended October 27, 2018 and October 28, 2017, the cost of sales eliminations were $(53.7) million and $(43.9) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
During the 13 weeks ended October 27, 2018 and October 28, 2017, the gross margin eliminations were $13.0 million and $11.6 million, respectively. During the 26 weeks ended October 27, 2018 and October 28, 2017, the gross margin eliminations were $2.0 million and $0, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
Total Selling and Administrative Expenses	$115,323	14.2%	$115,290	13.0%	$214,467	18.6%	$215,187	17.3%
Selling and administrative expenses remained flat at $115.3 million during both the 13 weeks ended October 27, 2018 and October 28, 2017. During the 26 weeks ended October 27, 2018, selling and administrative expenses decreased by $0.7 million, or 0.3%, to $214.5 million from $215.2 million during the 26 weeks ended October 28, 2017. The variances by segment are as follows:
BNC
During the 13 weeks ended October 27, 2018, selling and administrative expenses decreased by $1.4 million, or 1.5%, to $93.6 million from $95.0 million during the 13 weeks ended October 28, 2017. This decrease was primarily due to a $1.5 million decrease in stores payroll and operating expenses including comparable stores and new/closed stores payroll and operating expenses, and a decrease of $1.2 million in LoudCloud digital operations, partially offset by an increase of $1.3 million in corporate payroll and infrastructure costs.
During the 26 weeks ended October 27, 2018, selling and administrative expenses decreased by $3.6 million, or 2.0% to $172.6 million from $176.2 million during the 26 weeks ended October 28, 2017. The decrease was primarily due to a decrease of $3.4 million in stores payroll and operating expenses including comparable stores and new/closed stores payroll and operating expenses, and a decrease of $2.4 million in LoudCloud digital operations, partially offset by an increase of $2.2 million in corporate payroll and infrastructure costs.
MBS
During the 13 weeks ended October 27, 2018, MBS selling and administrative expenses decreased by $1.0 million or 7.5% to $12.3 million from $13.3 million during the 13 weeks ended October 28, 2017. During the 26 weeks ended October 27, 2018, selling and administrative expenses decreased by $1.2 million or 4.8% to $24.2 million from $25.4 million during the 26 weeks ended October 28, 2017. The decrease in selling and administrative expenses was primarily driven by lower expenses related to payroll, professional fees, and click and affiliate marketing fees, partially offset by higher medical benefit expenses.
DSS
During the 13 weeks ended October 27, 2018, DSS selling and administrative expenses increased by $1.2 million to $3.4 million from $2.2 million during the 13 weeks ended October 28, 2017. The increase in costs was primarily driven by increased payroll, advertising and professional fees related to developing our student success hub on bartleby.com.
During the 26 weeks ended October 27, 2018, selling and administrative expenses increased by $3.8 million to $6.2 million from $2.4 million during the 26 weeks ended October 28, 2017. For both periods, the increase in costs was primarily due to the acquisition of Student Brands on August 3, 2017 and increased payroll, advertising and professional fees related to developing our student success hub on bartleby.com.

Corporate Services
During the 13 weeks ended October 27, 2018, Corporate Services' selling and administrative expenses increased by $1.3 million or 26.8% to $6.0 million from $4.7 million during the 13 weeks ended October 28, 2017. The increase was primarily due to higher payroll and stock-based compensation expenses compared to prior year which included lower bonus expense and forfeitures of stock-based compensation resulting from the CEO resignation in the prior year, and higher professional fees. See Restructuring and Other Charges discussion below.
During the 26 weeks ended October 27, 2018, Corporate Services' selling and administrative expenses increased by $0.3 million, or 3.1%, to $11.5 million during the 26 weeks ended October 27, 2018 from $11.2 million during the 26 weeks ended October 28, 2017. The increase was primarily due to higher payroll and stock-based compensation expenses compared to prior year which included lower bonus expense and forfeitures of stock-based compensation resulting from the CEO resignation in the prior year, and higher professional fees, partially offset by lower expenses related to legal and insurance. See Restructuring and Other Charges discussion below.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
Total Depreciation and Amortization Expense	$16,421	2.0%	$16,704	1.9%	$32,959	2.9%	$31,721	2.6%
Depreciation and amortization expense decreased by $0.3 million, or 1.7%, to $16.4 million during the 13 weeks ended October 27, 2018 from $16.7 million during the 13 weeks ended October 28, 2017. This decrease was primarily attributable to lower depreciation related to closed stores, offset by incremental depreciation and amortization expense resulting from the acquisition of PaperRater on August 21, 2018 associated with the identified intangibles recorded at fair value as of the acquisition date and additional capital expenditures.
Depreciation and amortization expense increased by $1.2 million, or 3.9%, to $32.9 million during the 26 weeks ended October 27, 2018 from $31.7 million during the 26 weeks ended October 28, 2017. This increase was primarily attributable to incremental depreciation and amortization expense associated with the property and equipment and identified intangibles recorded at fair value as of the acquisition date for Student Brands (August 3, 2017), incremental amortization expense resulting from the acquisition of identified intangibles recorded at fair value as of the acquisition date for PaperRater (August 21, 2018), and additional capital expenditures, offset by lower depreciation related to closed stores.
Restructuring and other charges
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 26 weeks ended July 29, 2017, we recognized expenses totaling approximately $5.4 million, which is comprised of the severance and transition payments, as well as related expenses. For additional information, see Part I - Item 1. Financial Statements - Note 10. Supplementary Information in this Form 10-Q or the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Transaction Costs
Transaction costs were $0.5 million and $1.3 million during the 13 weeks ended October 27, 2018 and October 28, 2017, respectively, and $0.5 million and $1.8 million during the 26 weeks ended October 27, 2018 and October 28, 2017, respectively. We incur transaction costs for business development and acquisitions.
Operating Income

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
Total Operating Income	$78,479	9.6%	$83,256	9.4%	$29,407	2.6%	$27,717	2.3%
Our operating income was $78.5 million during the 13 weeks ended October 27, 2018, compared to operating income of $83.3 million during the 13 weeks ended October 28, 2017. The decrease is due to the matters discussed above.
For the 13 weeks ended October 27, 2018, excluding the transaction costs of $0.5 million, discussed above, operating income was $79.0 million (or 9.7% of sales). For the 13 weeks ended October 28, 2017, excluding the $1.0 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the restructuring and other charges of $0.2 million (recorded in restructuring and other charges) and transaction costs of $1.3 million, all discussed above, operating income was $85.7 million (or 9.7% of sales).

Our operating income was $29.4 million during the 26 weeks ended October 28, 2018, compared to operating income of $27.7 million during the 26 weeks ended October 28, 2017. The increase is due to the matters discussed above. For the 26 weeks ended October 27, 2018, excluding the transaction costs of $0.5 million, discussed above, operating income was 29.9 million (or 2.6% of sales). For the 26 weeks ended October 28, 2017, excluding the $3.3 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the CEO separation costs of $5.4 million (recorded in restructuring and other charges) and transaction costs of $1.8 million, all discussed above, operating income was $38.3 million (or 3.1% of sales).
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Interest Expense, Net	$1,836	$1,836	$5,358	$4,874
Net interest expense was flat at $1.8 million for both 13 week periods ended October 27, 2018 and October 28, 2017. Net interest expense increased $0.5 million to $5.4 million during the 26 weeks ended October 27, 2018 from $4.9 million during the 26 weeks ended October 28, 2017. The increase was primarily due to increased borrowings as a result of acquisitions.
Income Tax Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	Effective Rate	October 28, 2017	Effective Rate	October 27, 2018	Effective Rate	October 28, 2017	Effective Rate
Income Tax Expense	$16,946	22.1%	$33,025	40.6%	$2,974	12.4%	$9,231	40.4%
We recorded an income tax expense of $16.9 million on a pre-tax income of $76.6 million of during the 13 weeks ended October 27, 2018, which represented an effective income tax rate of 27.1% and an income tax expense of $33.0 million on pre-tax income of $81.4 million during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 40.6%.
We recorded an income tax expense of $3.0 million on a pre-tax income of $24.0 million during the 26 weeks ended October 27, 2018, which represented an effective income tax rate of 12.4% and an income tax expense of $9.2 million on pre-tax income of $22.8 million during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 40.4%.
The effective tax rate for the 13 weeks ended July 28, 2018 is significantly lower as compared to the comparable prior year period due to the tax benefit of U.S. Tax Reform, partially offset by permanent differences.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of October 27, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts are provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20.4 million reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. During the second quarter of Fiscal 2019, we recorded an additional measurement period adjustment to further reduce our net deferred tax liability by $3.8 million as a result of accelerating certain deductions as permitted by the U.S. tax code. This measurement period adjustment reduced the Company's effective tax rate by 5.0% and 16.0% during the 13 and 26 weeks ended October 27, 2018, respectively. We have provisionally recorded a liability associated with the one-time transition tax. This amount is not material.
All amounts associated with the Act recognized as of October 27, 2018 are provisional. We expect to complete the accounting for the impacts of the Act in the third quarter of Fiscal 2019.

Net Income

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net income	$59,697	$48,395	$21,075	$13,612
As a result of the factors discussed above, net income was $59.7 million during the 13 weeks ended October 27, 2018, compared with $48.4 million during the 13 weeks ended October 28, 2017 and net income of $21.1 million during the 26 weeks ended October 27, 2018, compared with net income of $13.6 million during the 26 weeks ended October 28, 2017.
Adjusted Earnings (non-GAAP) is $60.1 million during the 13 weeks ended October 27, 2018, compared with $49.9 million during the 13 weeks ended October 28, 2017 and Adjusted Earnings (non-GAAP) is $21.5 million during the 26 weeks ended October 27, 2018, compared with $20.1 million during the 26 weeks ended October 28, 2017. See Adjusted Earnings (non-GAAP) discussion below.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net income	$59,697	$48,395	$21,075	$13,612
Reconciling items, after-tax (below)	398	1,519	398	6,525
Adjusted Earnings (non-GAAP)	$60,095	$49,914	$21,473	$20,137

Reconciling items, pre-tax
Inventory valuation amortization (MBS) (non-cash) (a)	$—	$1,025	$—	$3,273
Restructuring and other charges (a)	—	193	—	5,429
Transaction costs (a)	537	1,257	537	1,846
Reconciling items, pre-tax	537	2,475	537	10,548
Less: Pro forma income tax impact (b)	139	956	139	4,023
Reconciling items, after-tax	$398	$1,519	$398	$6,525

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net income	$59,697	$48,395	$21,075	$13,612
Add:
Depreciation and amortization expense	16,421	16,704	32,959	31,721
Interest expense, net	1,836	1,836	5,358	4,874
Income tax expense	16,946	33,025	2,974	9,231
Inventory valuation amortization (MBS) (non-cash) (a)	—	1,025	—	3,273
Restructuring and other charges (a)	—	193	—	5,429
Transaction costs (a)	537	1,257	537	1,846
Adjusted EBITDA (non-GAAP) (a)	$95,437	$102,435	$62,903	$69,986

(a)	See Management Discussion and Analysis - Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 26 weeks ended October 27, 2018 and October 28, 2017.

Adjusted EBITDA - by Segment	13 weeks ended, October 27, 2018
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$702,870	$118,954	$4,934	$—	$(11,992)	$814,766
Cost of sales	540,787	88,061	145	—	(24,987)	604,006
Gross profit	162,083	30,893	4,789	—	12,995	210,760
Selling and administrative expenses	93,625	12,334	3,387	6,016	(39)	115,323
Adjusted EBITDA (non-GAAP)	$68,458	$18,559	$1,402	$(6,016)	$13,034	$95,437

Adjusted EBITDA - by Segment	13 weeks ended, October 28, 2017
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$757,301	$134,851	$4,486	$—	$(9,777)	$886,861
Cost of sales (MBS excludes $1,025 related to inventory fair value amortization) (a)	589,778	100,651	142	—	(21,435)	669,136
Gross profit	167,523	34,200	4,344	—	11,658	217,725
Selling and administrative expenses	95,041	13,329	2,176	4,744	—	115,290
Adjusted EBITDA (non-GAAP)	$72,482	$20,871	$2,168	$(4,744)	$11,658	$102,435

Adjusted EBITDA - by Segment	26 weeks ended, October 27, 2018
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$948,045	$249,278	$10,611	$—	$(55,684)	$1,152,250
Cost of sales	736,647	191,634	268	—	(53,669)	874,880
Gross profit	211,398	57,644	10,343	—	(2,015)	277,370
Selling and administrative expenses	172,640	24,193	6,166	11,509	(41)	214,467
Adjusted EBITDA (non-GAAP)	$38,758	$33,451	$4,177	$(11,509)	$(1,974)	$62,903

Adjusted EBITDA - by Segment	26 weeks ended, October 28, 2017
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$1,007,278	$274,652	$4,486	$—	$(43,844)	$1,242,572
Cost of sales (MBS excludes $3,273 related to inventory fair value amortization) (a)	790,531	210,615	142	—	(43,889)	957,399
Gross profit	216,747	64,037	4,344	—	45	285,173
Selling and administrative expenses	176,222	25,405	2,399	11,161	—	215,187
Adjusted EBITDA (non-GAAP)	$40,525	$38,632	$1,945	$(11,161)	$45	$69,986
(a) See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of October 27, 2018, we had no outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017
Cash, cash equivalents, and restricted cash at beginning of period	$16,869	$21,697
Net cash flows provided by operating activities	236,571	199,203
Net cash flows used in investing activities	(34,279)	(81,282)
Net cash flows used in financing activities	(198,371)	(119,429)
Cash, cash equivalents, and restricted cash at end of period	$20,790	$20,189
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations (BNC and MBS Direct), cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters. For MBS Wholesale, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both BNC and MBS, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during the 26 weeks ended October 27, 2018 were $236.6 million compared to $199.2 million during the 26 weeks ended October 28, 2017. This increase of $37.4 million was primarily due to higher net income and changes in deferred taxes and working capital.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 26 weeks ended October 27, 2018 were $34.3 million compared to $81.3 million during the 26 weeks ended October 28, 2017. The decrease is primarily due to lower payments to acquire businesses, offset by higher capital expenditures and contractual capital investments associated with DSS content, renewing existing contracts and new store construction for BNC.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $23.2 million and $22.4 million during the 26 weeks ended October 27, 2018 and October 28, 2017, respectively.

Cash Flow from Financing Activities
Cash flows used in financing activities during the 26 weeks ended October 27, 2018 were $198.4 million compared $119.4 million during the 26 weeks ended October 28, 2017. This net change of $79.0 million is primarily due to decreased net borrowings under the credit agreement.
Financing Arrangements
On August 3, 2015, we and certain of our subsidiaries, entered into a credit agreement (the “Credit Agreement”) under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “Credit Facility”). The Company has the option to request an increase in commitments under the Credit Facility of up to $100.0 million, subject to certain restrictions. On February 27, 2017, in connection with the acquisition of MBS, we amended our existing Credit Agreement to add a new $100.0 million incremental first in, last out seasonal loan facility (the “FILO Facility”).
During the 26 weeks ended October 27, 2018, we borrowed $119.9 million and repaid $316.3 million under the Credit Agreement, with no outstanding borrowings as of October 27, 2018. As of October 27, 2018, we have issued $4.8 million in letters of credit under the facility. During the 26 weeks ended October 28, 2017, we borrowed $225.4 million and repaid $343.2 million under the Credit Agreement, for a net total of $41.8 million of outstanding borrowings as of October 28, 2017, comprised entirely of outstanding borrowings under the Credit Facility.
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
Income Tax Implications on Liquidity
As of October 27, 2018, other long-term liabilities includes $40.4 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $13.4 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 27, 2018, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 27, 2018, approximately $26.7 million remains available under the stock repurchase program.
During the 26 weeks ended October 27, 2018, we repurchased 349,660 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 28, 2018.

Off-Balance Sheet Arrangements
As of October 27, 2018, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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

•
the integration of the operations of various acquisitions, including MBS Textbook Exchange, LLC and Student Brands, LLC, into our own may also increase the risk of our internal controls being found ineffective;

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
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 27, 2018 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 28, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of October 27, 2018 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2018 - August 25, 2018	—	$—	—	$26,669,324
August 26, 2018 - September 29, 2018	—	$—	—	$26,669,324
September 30, 2018 - October 27, 2018	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 27, 2018, we did not repurchase any shares of our Common Stock under the program.
During the 26 weeks ended October 27, 2018, we repurchased 349,660 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards.

Item 6.    Exhibits

10.1	Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of September 25, 2018.

10.2	Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement.

10.3	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement.

10.4	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Seema Paul
Chief Accounting Officer
(principal accounting officer)
December 4, 2018

EXHIBIT INDEX

10.1	Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of September 25, 2018.

10.2	Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement.

10.3	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement.

10.4	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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