Form 10-Q
period 2019-01-26
Barnes & Noble Education, Inc.
filed 2019-03-05
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 15, 2019, 45,560,891 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 26, 2019

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales:
Product sales and other	$494,311	$542,729	$1,568,329	$1,697,769
Rental income	56,019	60,662	134,251	148,194
Total sales	550,330	603,391	1,702,580	1,845,963
Cost of sales:
Product and other cost of sales	384,275	420,499	1,211,998	1,328,353
Rental cost of sales	33,102	35,893	80,259	88,711
Total cost of sales	417,377	456,392	1,292,257	1,417,064
Gross profit	132,953	146,999	410,323	428,899
Selling and administrative expenses	110,941	112,438	325,408	327,625
Depreciation and amortization expense	16,374	17,007	49,333	48,728
Impairment loss (non-cash)	—	313,130	—	313,130
Restructuring and other charges	2,500	—	2,500	5,429
Transaction costs	117	49	654	1,895
Operating income (loss)	3,021	(295,625)	32,428	(267,908)
Interest expense, net	2,546	2,954	7,904	7,828
Income (loss) before income taxes	475	(298,579)	24,524	(275,736)
Income tax (benefit) expense	(294)	(15,344)	2,680	(6,113)
Net income (loss)	$769	$(283,235)	$21,844	$(269,623)

Earnings (loss) per share of common stock:
Basic	$0.02	$(6.04)	$0.46	$(5.77)
Diluted	$0.02	$(6.04)	$0.46	$(5.77)
Weighted average shares of common stock outstanding:
Basic	47,561	46,914	47,220	46,712
Diluted	47,937	46,914	47,772	46,712
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 26, 2019	January 27, 2018	April 28, 2018
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,049	$22,373	$16,126
Receivables, net	231,106	243,434	100,060
Merchandise inventories, net	579,582	600,419	443,559
Textbook rental inventories	50,577	61,427	47,779
Prepaid expenses and other current assets	20,691	26,354	11,847
Total current assets	904,005	954,007	619,371
Property and equipment, net	109,414	112,062	111,287
Intangible assets, net	208,439	224,314	219,129
Goodwill	53,982	49,282	49,282
Other noncurrent assets	40,216	40,915	40,142
Total assets	$1,316,056	$1,380,580	$1,039,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$464,933	$488,954	$187,909
Accrued liabilities	219,713	252,202	125,556
Short-term borrowings	—	—	100,000
Total current liabilities	684,646	741,156	413,465
Long-term deferred taxes, net	7,991	4,278	2,106
Other long-term liabilities	58,632	73,468	59,277
Long-term borrowings	70,100	113,000	96,400
Total liabilities	821,369	931,902	571,248
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 51,026, 50,028 and 50,032 shares, respectively; outstanding, 47,561, 46,914 and 46,917 shares, respectively	511	500	501
Additional paid-in capital	724,164	715,088	717,323
Accumulated deficit	(198,359)	(237,260)	(220,203)
Treasury stock, at cost	(31,629)	(29,650)	(29,658)
Total stockholders' equity	494,687	448,678	467,963
Total liabilities and stockholders' equity	$1,316,056	$1,380,580	$1,039,211
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 26, 2019	January 27, 2018
Cash flows from operating activities:
Net income (loss)	$21,844	$(269,623)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization expense	49,333	48,728
Amortization of deferred financing costs	1,127	1,127
Impairment loss (non-cash)	—	313,130
Deferred taxes	5,885	(12,594)
Stock-based compensation expense	6,851	6,223
Changes in other long-term liabilities	(823)	(23,252)
Changes in other operating assets and liabilities, net	91,645	76,626
Net cash flows provided by operating activities	175,862	140,365
Cash flows from investing activities:
Purchases of property and equipment	(31,711)	(30,101)
Acquisition of businesses, net of cash acquired	(10,000)	(58,259)
Net change in other noncurrent assets	43	(404)
Net cash flows used in investing activities	(41,668)	(88,764)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	374,000	481,600
Repayments of borrowings under Credit Agreement	(500,300)	(528,200)
Purchase of treasury shares	(1,971)	(1,630)
Net cash flows used in financing activities	(128,271)	(48,230)
Net increase in cash, cash equivalents and restricted cash	5,923	3,371
Cash, cash equivalents and restricted cash at beginning of period	16,869	21,697
Cash, cash equivalents and restricted cash at end of period	$22,792	$25,068
Changes in other operating assets and liabilities, net:
Receivables, net	$(131,046)	$(157,043)
Merchandise inventories	(136,023)	(166,354)
Textbook rental inventories	(2,798)	(8,601)
Prepaid expenses and other current assets	(8,844)	(15,159)
Accounts payable and accrued liabilities	370,356	423,783
Changes in other operating assets and liabilities, net	$91,645	$76,626
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			6,223				6,223
Vested equity awards	656	6	(6)				—
Shares repurchased for tax withholdings for vested stock awards					259	(1,630)	(1,630)
Net loss				(269,623)			(269,623)
Balance at January 27, 2018	50,028	$500	$715,088	$(237,260)	3,114	$(29,650)	$448,678

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			6,851				6,851
Vested equity awards	994	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					350	(1,971)	(1,971)
Net income				21,844			21,844
Balance at January 26, 2019	51,026	$511	$724,164	$(198,359)	3,465	$(31,629)	$494,687

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 28, 2018, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016 (Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended July 28, 2018 and the unaudited condensed consolidated financial statements in our Form 10-Q for the 26 weeks ended October 27, 2018.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for higher education and K-12 institutions across the United States, one of the largest textbook wholesalers, and a leading provider of digital education services. Through its Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, Barnes & Noble Education operates 1,453 physical and virtual bookstores and serves more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, through our Digital Student Solutions ("DSS") businesses, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts, and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
Effective in the fourth quarter of Fiscal 2018, we have three reportable segments: BNC, MBS, and DSS, as described in Note 6. Segment Reporting. Prior to the fourth quarter of Fiscal 2018, BNC and MBS were our only reportable segments.
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
On August 3, 2017, we acquired Student Brands, LLC ("Student Brands"). The condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands in the DSS segment from the acquisition date on August 3, 2017.
On August 21, 2018, we acquired the assets of PaperRater.com ("PaperRater"). The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of PaperRater in the DSS segment from

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

the date of acquisition on August 21, 2018 and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 exclude the financial results of PaperRater. See Note 4. Acquisitions for additional information.
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 26, 2019 are not indicative of the results expected for the 52 weeks ending April 27, 2019 (Fiscal 2019).
For certain of our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials for the typical academic year, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first and third quarter, as it sells textbooks and other course materials for retail distribution. Our Digital Student Solutions' sales and operating profit are realized relatively consistently throughout the year.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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
Cost of Sales
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our direct-to-student subscription-based writing services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Evaluation of Goodwill and Other Long-Lived Assets
As of January 26, 2019, we had $0, $49,282 and $4,700 of goodwill on our condensed consolidated balance sheet related to our BNC, MBS and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2019. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of the step one testing, fair value of the MBS and DSS reporting units exceeded their respective carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.
During the 13 and 39 weeks ended January 27, 2018, we completed our annual goodwill impairment test for Fiscal 2018 and concluded that the carrying value of the BNC reporting unit exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313,130.
Our other long-lived assets include property and equipment and amortizable intangibles. As of January 26, 2019, we had $109,414 and $208,439 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
Income Taxes
As of January 26, 2019, other long-term liabilities includes $40,425 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $6,183 of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 4. Acquisitions
On August 21, 2018, we acquired the assets of PaperRater, a leading website that offers students a suite of writing services aimed at improving multiple facets of writing. PaperRater's services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands' existing writing service offerings. PaperRater adds millions of pieces of content, from essays and dissertations to personal narratives and speeches, to our growing digital content library.
We completed the purchase for cash consideration of $10,000 and the transaction was funded from cash on-hand and availability under our existing Credit Agreement. The final purchase price was allocated primarily as follows: $5,300 intangible assets (primarily content with an estimated useful life of 5 years) and $4,700 goodwill. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business.
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
We have analyzed the impacts of the guidance across all of our revenue streams and have adopted the standard using the modified retrospective method effective with the first quarter of Fiscal 2019. Financial results for reporting periods beginning after April 28, 2018 are presented in accordance with Topic 606, while comparative period information continues to reflect our historic accounting under the accounting standards in effect for those periods. There was no cumulative change to retained earnings as a result of adopting the guidance. Along with the additional disclosure requirements required by the new standard, we reclassified the product return asset of $14,080, and $2,610 from Merchandise Inventories, Net to Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheets for the periods ended January 27, 2018 and April 28, 2018, respectively.
See Note 2. Summary of Significant Accounting Pronouncements for additional information related to our revenue recognition policies and Note 6. Segment Reporting for a description of each segments product and service offerings.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
BNC
Retail Product Sales	$397,552	$432,356	$1,249,284	$1,334,881
Rental Income	54,894	58,992	131,058	143,915
Service and Other Revenue (a)	8,621	9,540	28,770	29,370
BNC Total Sales	$461,067	$500,888	$1,409,112	$1,508,166
MBS
Retail Product Sales	$38,285	$45,128	$159,180	$177,126
Wholesale Product Sales	77,021	92,129	203,336	232,174
Rental Income	1,125	1,670	3,193	4,279
MBS Total Sales	$116,431	$138,927	$365,709	$413,579
DSS Sales (b)	$5,237	$5,572	$15,848	$10,058
Eliminations (c)	$(32,405)	$(41,996)	$(88,089)	$(85,840)
Total Sales	$550,330	$603,391	$1,702,580	$1,845,963

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.

Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (Unbilled Receivables) were $0 as of January 26, 2019, January 7, 2018 and April 28, 2018 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (Deferred Revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $69,662, $74,524, and $20,144 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended January 26, 2019, January 27, 2018 and April 28, 2018, respectively.
The following table presents changes in contract liabilities during the nine months ended January 26, 2019:

39 weeks ended
January 26, 2019
Deferred revenue at the beginning of period	$20,144
Additions to deferred revenue during the period	189,832
Reductions to deferred revenue for revenue recognized during the period	(140,314)
Deferred revenue balance at the end of period	$69,662
As of January 26, 2019, we expect to recognize $69,546 of the deferred revenue balance within in the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
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
MBS
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 680 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 773 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to over 400 college bookstores.
DSS
The Digital Student Solutions ("DSS") Segment includes direct-to-student products and services to help students study more effectively and improve academic performance. The DSS segment is comprised of the operations of Student Brands, a leading direct-to-student subscription-based writing services business, Bartleby textbook solutions, and expert question and answers. The DSS segment also includes tutoring and test prep services offered through our partnership with The Princeton Review.
In August 2018, we launched Bartleby textbook solutions, our first internally developed product within DSS, on bartleby.com. We expect Bartleby Textbook Solutions to become a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere, both within our managed bookstore footprint and nationally to students. Additionally, we have recently developed and implemented a question and answer feature on Bartleby, providing further critical services for students to achieve better success throughout their academic journey.
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
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
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

•
The gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations. The gross margin elimination impact primarily relates to (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales:
BNC	$461,067	$500,888	$1,409,112	$1,508,166
MBS	116,431	138,927	365,709	413,579
DSS (a)	5,237	5,572	15,848	10,058
Elimination	(32,405)	(41,996)	(88,089)	(85,840)
Total Sales	$550,330	$603,391	$1,702,580	$1,845,963

Gross Profit
BNC	$99,946	$112,380	$311,344	$329,127
MBS	29,037	34,949	86,681	95,713
DSS (a)	4,969	5,497	15,312	9,841
Elimination	(999)	(5,827)	(3,014)	(5,782)
Total Gross Profit	$132,953	$146,999	$410,323	$428,899

Depreciation and Amortization
BNC	$12,696	$13,532	$38,848	$40,196
MBS	1,569	1,596	4,668	4,849
DSS (a)	2,072	1,834	5,698	3,543
Corporate Services	37	45	119	140
Total Depreciation and Amortization	$16,374	$17,007	$49,333	$48,728

Operating Income (Loss)
BNC (b),(c)	$(5,037)	$(306,189)	$7,569	$(292,328)
MBS	15,962	20,848	46,314	52,954
DSS (a)	(678)	1,233	(627)	(394)
Corporate Services (d)	(6,234)	(5,690)	(17,862)	(22,358)
Elimination	(992)	(5,827)	(2,966)	(5,782)
Total Operating Income (Loss)	$3,021	$(295,625)	$32,428	$(267,908)

The following is a reconciliation of segment Operating Income (Loss) to consolidated Income (Loss) Before Income Taxes:
Total Operating Income (Loss)	$3,021	$(295,625)	$32,428	$(267,908)
Interest Expense, net	(2,546)	(2,954)	(7,904)	(7,828)
Income (Loss) Before Income Taxes	$475	$(298,579)	$24,524	$(275,736)

(a) On August 3, 2017, we acquired Student Brands, LLC, a leading direct-to-student subscription-based writing services business. The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of Student Brands in the DSS segment, and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands from the date of acquisition on August 3, 2017.
On August 21, 2018, we acquired the assets of PaperRater, a leading website that offers students a suite of writing services aimed at improving multiple facets of writing.  PaperRater’s services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands’ existing writing service offerings. The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

PaperRater in the DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 exclude the financial results of PaperRater.
(b) During the 39 weeks ended January 26, 2019, we recognized restructuring and other charges totaling approximately $2,500 related to the resignation of the President, BNC. For additional information, refer to Note 10. Supplementary Information - Restructuring and Other Charges.

(c)
During the 13 and 39 weeks ended January 27, 2018, we completed our annual goodwill impairment test for fiscal 2018 and determined that the carrying value of the BNC reporting unit exceeded its fair value and recorded a goodwill impairment (non-cash impairment loss) of $313,130 for the BNC segment. For additional information, see Note 2. Summary of Significant Accounting Policies.

(d) During the 39 weeks ended January 27, 2018, we recognized restructuring and other charges totaling approximately $5,361 related to the CEO transition. For additional information, refer to Note 10. Supplementary Information - Restructuring and Other Charges.

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 26, 2019, we did not repurchase shares of our Common Stock under the program and as of January 26, 2019, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 26, 2019, we repurchased 349,765 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 and 39 weeks ended January 26, 2019 average shares of 1,412,951 and 752,834 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 13 and 39 weeks ended January 27, 2018 average shares of 2,844,886 and 2,476,767 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings (loss) per share calculation:

	13 weeks ended		39 weeks ended
(shares in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Numerator for basic earnings per share:
Net income (loss)	$769	$(283,235)	$21,844	$(269,623)
Less allocation of earnings to participating securities	—	—	(9)	—
Net income (loss) available to common shareholders	$769	$(283,235)	$21,835	$(269,623)

Numerator for diluted earnings per share:
Net income (loss) available to common shareholders	$769	$(283,235)	$21,835	$(269,623)
Allocation of earnings to participating securities	—	—	9	—
Less diluted allocation of earnings to participating securities	—	—	(9)	—
Net income (loss) available to common shareholders	$769	$(283,235)	$21,835	$(269,623)

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	47,561	46,914	47,220	46,712

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	47,561	46,914	47,220	46,712
Average dilutive restricted stock units	178	—	403	—
Average dilutive performance shares	45	—	41	—
Average dilutive restricted shares	3	—	10	—
Average dilutive performance share units	150	—	98	—
Diluted weighted average shares of Common Stock	47,937	46,914	47,772	46,712

Earnings (loss) per share of Common Stock:
Basic	$0.02	$(6.04)	$0.46	$(5.77)
Diluted	$0.02	$(6.04)	$0.46	$(5.77)

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
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
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
On March 1, 2019, we entered an agreement to amend and extend the existing Credit Agreement, along with the FILO Facility, for similar amounts with favorable pricing terms, for a five year period. For additional information, see Note 15. Subsequent Event.
During the 39 weeks ended January 26, 2019, we borrowed $374,000 and repaid $500,300 under the Credit Agreement. There were $70,100 and $0 outstanding borrowings under the Credit Facility and FILO Facility as of January 26, 2019, respectively. As of January 26, 2019, we have issued $4,759 in letters of credit under the Credit Facility. During the 39 weeks ended January 27, 2018, we borrowed $481,600 and repaid $528,200 under the Credit Agreement. The net total outstanding borrowings of $113,000 as of January 27, 2018 is comprised of outstanding borrowings of $113,000 and $0 under the Credit Facility and FILO Facility, respectively.
Note 10. Supplementary Information
Restructuring and other charges
On December 13, 2018, Mr. Patrick Maloney resigned as Executive Vice President, Operations of the Company and President, Barnes & Noble College, each effective as of April 27, 2019. Pursuant to the terms of the Retirement Letter Agreement, Mr. Maloney will receive an aggregate payment of $1,843, comprised of salary, bonus and benefits. In addition, the Company will pay Mr. Maloney a one-time cash transition payment of $657. During the 13 weeks ended January 26, 2019, we recognized expenses totaling $2,500, which is comprised of the retirement and transition payments. For additional information, see the Form 8-K dated December 13, 2018, filed with the SEC on December 18, 2018.
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the combined position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. Pursuant to the terms of the Retirement Letter Agreement, Mr. Roberts received an aggregate payment of approximately $4,424, comprised of salary, bonus and benefits. In addition, the Company paid Mr. Roberts and Mr. Huseby a one-time cash transition payment of approximately $562 and $250, respectively, at the time of the transition. During the 39 weeks ended January 27, 2018, we recognized expenses totaling approximately $5,361, which is comprised of the severance and transition payments. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,509 and $1,525 during the 13 weeks ended January 26, 2019 and January 27, 2018, respectively and $4,978 and $5,289 during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Note 12. Stock-Based Compensation
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted for those awards with only service or performance conditions. For those awards with market conditions, we have determined the grant date fair value using the Monte Carlo simulation model.
During the 39 weeks ended January 26, 2019, we granted the following awards:

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

•	1,336,216 restricted stock units ("RSU") awards were granted to employees with a three year vesting period in accordance with the Equity Incentive Plan.

•
107,530 RSU awards and 21,506 restricted stock ("RS") awards were granted to the current Board of Directors ("BOD") members for annual compensation with a one year vesting period in accordance with the Equity Incentive Plan.

We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Restricted stock expense	$30	$30	$80	$90
Restricted stock units expense (a) (b)	1,860	2,237	6,010	6,277
Performance shares expense (a) (c)	(72)	58	42	(275)
Performance share units expense (a) (c)	60	(255)	719	131
Stock-based compensation expense	$1,878	$2,070	$6,851	$6,223

(a)
For the 13 and 39 weeks ended January 26, 2019, the restricted stock units expense, performance shares expense and performance share units expense reflects a forfeiture adjustment for unvested shares related to the President, BNC retirement announcement.

(b)
For the 39 weeks ended January 27, 2018, the restricted stock units expense reflects a forfeiture adjustment for unvested shares related to the CEO transition (recorded in the first quarter of Fiscal 2018).

(c)	The performance shares and performance share units expense reflect catch-up adjustments for changes in the expected level of achievement of the respective grants for both Fiscal 2019 and Fiscal 2018.
For additional information related to President, BNC retirement and CEO transition, see Note 10. Supplementary Information -Restructuring and Other Charges.
Total unrecognized compensation cost related to unvested awards as of January 26, 2019 was $13,764 and is expected to be recognized over a weighted-average period of 2.0 years. Approximately $1,838 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 13. Income Taxes
We recorded an income tax benefit of $(294) on a pre-tax income of $475 during the 13 weeks ended January 26, 2019, which represented an effective income tax rate of (61.9)% and an income tax benefit of $(15,344) on pre-tax loss of $(298,579) during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of 5.1%.
We recorded income tax expense of $2,680 on pre-tax income of $24,524 during the 39 weeks ended January 26, 2019, which represented an effective income tax rate of 10.9% and an income tax benefit of $(6,113) on pre-tax loss of $(275,736) during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 2.2%.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

The effective tax rate for the 13 weeks ended January 26, 2019 is significantly lower as compared to the comparable prior year period due to the reduced federal tax rate because of U.S Tax Reform and the inclusion in the comparable prior year period of an income tax benefit of revaluing deferred tax liabilities, partially offset by permanent differences which relate to the nondeductible portion of the prior year goodwill impairment (see Note 2. Summary of Significant Accounting Policies). The effective tax rate for the 39 weeks ended January 26, 2019 is significantly higher as compared to the comparable prior year period due to the income tax benefit of revaluing deferred tax liabilities recorded in the prior year period and permanent differences, partially offset by the reduced federal tax rate because of U.S. Tax Reform.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. In accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), during the quarter ended January 27, 2018, we recognized the reasonable estimated effects on our existing deferred tax balances and one-time transition tax. During the quarter ended January 26, 2019, we finalized the accounting for the enactment of the Act. The most significant impact of the legislation for the Company was a $20,425 reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. During the second quarter of Fiscal 2019, we recorded an additional measurement period adjustment to further reduce our net deferred tax liability by $3,815 as a result of accelerating certain deductions as permitted by the U.S. tax code. During the third quarter of Fiscal 2019, we filed our tax return for the tax year ending January 27, 2018 and finalized the accounting for the enactment of the Act by recording an additional $96 reduction to our net deferred tax liability. This measurement period adjustment reduced the Company's effective tax rate by 20.2% and 15.9% during the 13 and 39 weeks ended January 26, 2019, respectively. We also recorded a liability associated with the one-time transition tax. This amount is not material.
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
Note 15. Subsequent Event
On March 1, 2019, we entered an agreement to amend and extend the existing Credit Facility for a five year-term from the date of the amendment. Under the terms of the agreement, we will continue to have an asset-backed revolving credit facility in an aggregate committed principal amount of $400,000, as well as the $100,000 incremental first in, last out seasonal loan facility.
Under the amendment, we are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $100,000 to $75,000 on August 1, 2019, from $75,000 to $50,000 on August 1, 2020 and from $50,000 to $25,000 on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility. Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 2.75%. The FILO Facility will be available solely during the draw period each year, from April 1 through July 31.
For additional information, see the Form 8-K dated March 1, 2019, filed with the SEC on March 5, 2019.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States, one of the largest textbook wholesalers and inventory management hardware and software providers, and a leading provider of digital education solutions. Through our Barnes & Noble College (“BNC”) and MBS Textbook Exchange (“MBS”) subsidiaries, we operate 1,453 physical and virtual bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, through our Digital Student Solutions (“DSS”) businesses, we offer direct-to-student products and services to help students study more effectively and improve academic performance. We have demonstrated positive leverage of our managed bookstore footprint. We have achieved over 50,000 customers subscribed for the Bartleby textbook solutions in the third quarter of Fiscal 2019 utilizing aggressive marketing and promotional offers. We anticipate scaling our digital offerings with meaningful financial impact over the next 12-18 months as content depth and breadth increases.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts, and our well-recognized brands. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new accounts, and expanding our strategic opportunities through acquisitions and partnerships.
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
MBS Segment
The MBS Segment is comprised of MBS's two highly integrated businesses: MBS Direct which operates 680 virtual bookstores for college and university campuses, and K-12 schools, and MBS Wholesale which is one of the largest textbook wholesalers in the country. MBS Wholesale's business centrally sources and sells new and used textbooks to more than 3,500 physical college bookstores, including BNC’s 773 campus bookstores. MBS Wholesale sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to over 400 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") Segment includes direct-to-student products and services to help students study more effectively and improve academic performance. The DSS segment is comprised of the operations of Student Brands, a leading direct-to-student subscription-based writing services business, Bartleby textbook solutions and expert question and answers. The DSS segment also includes tutoring and test prep services offered through our partnership with The Princeton Review.
In August 2018, we launched Bartleby textbook solutions, our first internally developed product within DSS, on bartleby.com. We expect Bartleby Textbook Solutions to become a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere, both within our managed bookstore footprint and nationally to students.

Additionally, we have recently developed and implemented a question and answer feature on Bartleby, providing further critical services for students to achieve better success throughout their academic journey.
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
For certain of our retail operations (BNC and MBS Direct), sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials for the typical academic year, and lowest in the first and fourth fiscal quarters. Sales attributable to our MBS Wholesale business are generally highest in our first and third quarter, as it sells textbooks and other course materials for retail distribution. Our Digital Student Solutions' sales and operating profit are realized relatively consistently throughout the year.
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

•
Competition. In addition to the competition we face from alternative distribution sources, we also have competition from other college bookstore operators, textbook wholesalers and educational content providers. Competitors that provide online bookstore solutions to colleges and universities not only compete with our physical bookstore operations, but also compete with MBS Direct's virtual stores. We also compete with other companies that offer college themed and other general merchandise. Our DSS segment faces competition from other digital student solutions providers, including Chegg.

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
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our direct-to-student subscription-based writing services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
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

Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales:
Product sales and other	$494,311	$542,729	$1,568,329	$1,697,769
Rental income	56,019	60,662	134,251	148,194
Total sales	$550,330	$603,391	$1,702,580	$1,845,963

Net income (loss)	$769	$(283,235)	$21,844	$(269,623)

Adjusted Earnings (non-GAAP) (a)	$3,096	$19,644	$24,569	$39,781

Adjusted EBITDA (non-GAAP) (a)
BNC	$10,159	$20,473	$48,917	$60,998
MBS	17,648	22,444	51,099	61,076
DSS	1,394	3,134	5,571	5,079
Corporate Services	(6,197)	(5,663)	(17,706)	(16,824)
Elimination	(992)	(5,827)	(2,966)	(5,782)
Total Adjusted EBITDA (non-GAAP)	$22,012	$34,561	$84,915	$104,547

(a)	Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales:
Product sales and other	89.8%	89.9%	92.1%	92.0%
Rental income	10.2	10.1	7.9	8.0
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	77.7	77.5	77.3	78.2
Rental cost of sales (a)	59.1	59.2	59.8	59.9
Total cost of sales	75.8	75.6	75.9	76.8
Gross margin	24.2	24.4	24.1	23.2
Selling and administrative expenses	20.2	18.6	19.1	17.7
Depreciation and amortization expense	3.0	2.8	2.9	2.6
Impairment loss (non-cash)	—	51.9	—	17.0
Restructuring and other charges	0.5	—	0.1	0.3
Transaction costs	—	—	—	0.1
Operating income (loss)	0.5%	(48.9)%	2.0%	(14.5)%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Store Count
The following is a store count summary for BNC physical stores and MBS virtual stores:

	13 weeks ended				39 weeks ended
	January 26, 2019		January 27, 2018		January 26, 2019		January 27, 2018
Number of Stores:	BNC	MBS Direct	BNC	MBS Direct	BNC	MBS Direct	BNC	MBS Direct
Number of stores at beginning of period	773	677	777	705	768	676	769	712
Opened	1	6	6	6	35	32	30	19
Closed	1	3	1	13	30	28	17	33
Number of stores at end of period	773	680	782	698	773	680	782	698

Results of Operations - 13 and 39 weeks ended January 26, 2019 compared with the 13 and 39 weeks ended January 27, 2018

	13 weeks ended, January 26, 2019 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$406,173	$115,306	$5,237	$—	$(32,405)	$494,311
Rental income	54,894	1,125	—	—	—	56,019
Total sales	461,067	116,431	5,237	—	(32,405)	550,330
Cost of sales:
Product and other cost of sales	328,603	86,810	268	—	(31,406)	384,275
Rental cost of sales	32,518	584	—	—	—	33,102
Total cost of sales	361,121	87,394	268	—	(31,406)	417,377
Gross profit	99,946	29,037	4,969	—	(999)	132,953
Selling and administrative expenses	89,787	11,389	3,575	6,197	(7)	110,941
Depreciation and amortization expense	12,696	1,569	2,072	37	—	16,374
Sub-Total:	$(2,537)	$16,079	$(678)	$(6,234)	$(992)	5,638
Impairment loss (non-cash)						—
Restructuring and other charges						2,500
Transaction costs						117
Operating income						$3,021

	13 weeks ended, January 27, 2018 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$441,896	$137,257	$5,572	$—	$(41,996)	$542,729
Rental income	58,992	1,670	—	—	—	60,662
Total sales	500,888	138,927	5,572	—	(41,996)	603,391
Cost of sales:
Product and other cost of sales	353,525	103,068	75	—	(36,169)	420,499
Rental cost of sales	34,983	910	—	—	—	35,893
Total cost of sales	388,508	103,978	75	—	(36,169)	456,392
Gross profit	112,380	34,949	5,497	—	(5,827)	146,999
Selling and administrative expenses	91,907	12,505	2,363	5,663	—	112,438
Depreciation and amortization expense	13,532	1,596	1,834	45	—	17,007
Sub-Total:	$6,941	$20,848	$1,300	$(5,708)	$(5,827)	17,554
Impairment loss (non-cash)						313,130
Restructuring and other charges						—
Transaction costs						49
Operating income (loss)						$(295,625)

	39 weeks ended, January 26, 2019 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,278,054	$362,516	$15,848	$—	$(88,089)	$1,568,329
Rental income	131,058	3,193	—	—	—	134,251
Total sales	1,409,112	365,709	15,848	—	(88,089)	1,702,580
Cost of sales:
Product and other cost of sales	1,019,208	277,329	536	—	(85,075)	1,211,998
Rental cost of sales	78,560	1,699	—	—	—	80,259
Total cost of sales	1,097,768	279,028	536	—	(85,075)	1,292,257
Gross profit	311,344	86,681	15,312	—	(3,014)	410,323
Selling and administrative expenses	262,427	35,582	9,741	17,706	(48)	325,408
Depreciation and amortization expense	38,848	4,668	5,698	119	—	49,333
Sub-Total:	$10,069	$46,431	$(127)	$(17,825)	$(2,966)	35,582
Impairment loss (non-cash)						—
Restructuring and other charges						2,500
Transaction costs						654
Operating income						$32,428

	39 weeks ended, January 27, 2018 (a)
Dollars in thousands	BNC	MBS	DSS (a)	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,364,251	$409,300	$10,058	$—	$(85,840)	$1,697,769
Rental income	143,915	4,279	—	—	—	148,194
Total sales	1,508,166	413,579	10,058	—	(85,840)	1,845,963
Cost of sales:
Product and other cost of sales	1,092,671	315,523	217	—	(80,058)	1,328,353
Rental cost of sales	86,368	2,343	—	—	—	88,711
Total cost of sales	1,179,039	317,866	217	—	(80,058)	1,417,064
Gross profit	329,127	95,713	9,841	—	(5,782)	428,899
Selling and administrative expenses	268,129	37,910	4,762	16,824	—	327,625
Depreciation and amortization expense	40,196	4,849	3,543	140	—	48,728
Sub-Total:	$20,802	$52,954	$1,536	$(16,964)	$(5,782)	52,546
Impairment loss (non-cash)						313,130
Restructuring and other charges						5,429
Transaction costs						1,895
Operating income (loss)						$(267,908)

(a)
On August 3, 2017, we acquired Student Brands. The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands from the date of acquisition on August 3, 2017.

On August 21, 2018, we acquired the assets of PaperRater. The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of PaperRater in the DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 exclude the financial results of PaperRater.

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018:

	13 weeks ended			39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018%		January 26, 2019	January 27, 2018%
Product sales and other	$494,311	$542,729	(8.9)%	$1,568,329	$1,697,769	(7.6)%
Rental income	56,019	60,662	(7.7)%	134,251	148,194	(9.4)%
Total Sales	$550,330	$603,391	(8.8)%	$1,702,580	$1,845,963	(7.8)%
Our sales decreased by $53.1 million, or 8.8%, to $550.3 million during the 13 weeks ended January 26, 2019 from $603.4 million during the 13 weeks ended January 27, 2018.
Our sales decreased by $143.4 million, or 7.8%, to $1,702.6 million during the 39 weeks ended January 26, 2019 from $1,846.0 million during the 39 weeks ended January 27, 2018.
The components of the variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended		39 weeks ended
Dollars in millions	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
BNC Sales
New stores	$17.1	$14.1	$41.9	$55.8
Closed stores	(21.0)	(2.2)	(61.4)	(9.7)
Comparable stores	(37.2)	(31.3)	(83.4)	(69.9)
Textbook rental deferral	4.9	2.6	8.5	6.2
Service revenue (a)	(1.0)	1.1	(0.7)	3.0
Other (b)	(2.7)	(5.1)	(4.0)	(8.8)
BNC sales subtotal:	$(39.9)	$(20.8)	$(99.1)	$(23.4)
MBS Sales (c)
Wholesale	$(15.1)	$92.2	$(28.8)	$232.2
Direct	(7.4)	46.7	(19.1)	181.4
MBS sales subtotal:	$(22.5)	$138.9	$(47.9)	$413.6
DSS Sales (d)	$(0.3)	$5.6	$5.8	$10.1
Eliminations (e)	$9.6	$(42.0)	$(2.2)	$(85.9)
Total sales variance:	$(53.1)	$81.7	$(143.4)	$314.4

(a)	Service revenue includes Promoversity, brand partnerships, shipping and handling, LoudCloud digital content, software, and services, and revenue from other programs.

(b)	Other includes inventory liquidation sales to third parties, and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(c)	The variance for the MBS segment for the 13 and 39 weeks ended January 27, 2018 represents the sales activity for MBS which we acquired on February 27, 2017 (the fourth quarter of Fiscal 2017).

(d)
DSS revenue includes Student Brands subscription-based writing services business, which we acquired on August 3, 2017. The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of Student Brands in the DSS segment and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 include the financial results of Student Brands from the date of acquisition on August 3, 2017.

DSS revenue includes PaperRater which we acquired on August 21, 2018. The condensed consolidated financial statements for the 13 and 39 weeks ended January 26, 2019 include the financial results of PaperRater in the DSS segment from the date of acquisition and the condensed consolidated financial statements for the 13 and 39 weeks ended January 27, 2018 exclude the financial results of PaperRater.

(e)	Eliminates MBS sales to BNC and BNC commissions earned from MBS. See discussion of intercompany activities and eliminations below.

BNC
BNC sales decreased $39.9 million, or 8.0%, to $461.0 million during the 13 weeks ended January 26, 2019 from $500.9 million during the 13 weeks ended January 27, 2018. BNC sales decreased $99.1 million, or 6.6%, to $1,409.1 million during the 39 weeks ended January 26, 2019 from $1,508.2 million during the 39 weeks ended January 27, 2018. BNC added 35 new stores and closed 30 stores during the 39 weeks ended January 26, 2019, ending the period with a total of 773 stores. Sales were impacted by the timing of the spring back-to-school rush season which extended past the close of our fiscal third quarter.
Product and other sales for BNC for the 13 and 39 weeks ended January 26, 2019 decreased by $35.7 million, or 8.1% and $86.2 million or 6.3%, respectively. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings. Textbook (Course Materials) revenue for BNC for the 13 and 39 weeks ended January 26, 2019 decreased primarily due to lower new and used textbook and other course materials sales, while digital and eTextbook revenue increased. General merchandise sales for BNC increased for the 13 and 39 weeks ended January 26, 2019 primarily due to higher emblematic apparel, graduation, and computer products sales.
Rental income for BNC for the 13 weeks ended January 26, 2019 decreased by $4.1 million, or 6.9% to $54.9 million from $59.0 million. Rental income for BNC for the 39 weeks ended January 26, 2019 decreased by $12.9 million, or 8.9% to $131.1 million from $143.9 million. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income for the 13 and 39 weeks ended January 27, 2018 is due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for BNC decreased for the 13 and 39 week sales periods. Comparable store sales were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, and lower student enrollment, specifically in two-year community colleges. Comparable store sales were also impacted by the timing of the spring back-to-school rush season which extended past the close of our fiscal third quarter. These decreases were partially offset by improved general merchandise sales. Comparable store sales variances for BNC by category for the 13 and 39 week periods are as follows:

Comparable Store Sales variances - BNC	13 weeks ended				39 weeks ended
Dollars in millions	January 26, 2019		January 27, 2018		January 26, 2019		January 27, 2018
Textbooks (Course Materials)	$(38.6)	(11.2)%	$(26.3)	(7.2)%	$(87.1)	(8.9)%	$(62.8)	(6.1)%
General Merchandise	1.9	1.6%	(3.5)	(2.8)%	6.3	1.5%	(3.3)	(0.8)%
Trade Books	(0.5)	(4.4)%	(1.5)	(11.9)%	(2.6)	(7.3)%	(3.8)	(9.7)%
Total Comparable Store Sales	$(37.2)	(7.7)%	$(31.3)	(6.2)%	$(83.4)	(5.8)%	$(69.9)	(4.7)%
MBS
MBS total sales decreased by $22.5 million, or 16.2%, to $116.4 million during the 13 weeks ended January 26, 2019 from $138.9 million during the 13 weeks ended January 27, 2018. MBS total sales decreased by $47.9 million, or 11.6%, to $365.7 million during the 39 weeks ended January 26, 2019 from $413.6 million during the 39 weeks ended January 27, 2018.
MBS Wholesale net sales decreased by $15.1 million, or 16.4%, to $77.0 million during the 13 weeks ended January 26, 2019 from $92.1 million during the 13 weeks ended January 27, 2018. MBS Wholesale net sales decreased by $28.8 million, or 12.4%, to $203.3 million during the 39 weeks ended January 26, 2019 from $232.2 million during the 39 weeks ended January 27, 2018. For the 39 weeks ended January 26, 2019 MBS Wholesale gross sales decreased due to lower demand along with increased return reserves.
MBS Direct sales decreased by $7.4 million, or 15.8%, to $39.4 million during the 13 weeks ended January 26, 2019 from $46.8 million during the 13 weeks ended January 27, 2018. MBS Direct sales decreased by $19.1 million, or 10.5%, to $162.4 million during the 39 weeks ended January 26, 2019 from $181.4 million during the 39 weeks ended January 27, 2018. The decreases were primarily due to lower comparable store sales and decreases related to closed stores, partially offset by increases in new stores sales.
DSS
DSS total sales decreased by $0.3 million or 6.0% to $5.2 million during the 13 weeks ended January 26, 2019 from $5.5 million during the 13 weeks ended January 27, 2018 primarily due to lower Student Brands sales overall, partially offset by growth in certain English and foreign language properties. DSS total sales increased by $5.8 million to $15.8 million during the 39 weeks ended January 26, 2019 from $10.0 million during the 39 weeks ended January 27, 2018, primarily due to the acquisition of Student Brands on August 3, 2017 and PaperRater on August 21, 2018.

Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 75.8% during the 13 weeks ended January 26, 2019 compared to 75.6% during the 13 weeks ended January 27, 2018. Our gross margin decreased by $14.0 million, or 9.6%, to $133.0 million, or 24.2% of sales, during the 13 weeks ended January 26, 2019 from $147.0 million, or 24.4% of sales during the 13 weeks ended January 27, 2018.
Our cost of sales decreased as a percentage of sales to 75.9% during the 39 weeks ended January 26, 2019 compared to 76.8% (or 76.6% excluding inventory valuation adjustment discussed below) during the 39 weeks ended January 27, 2018. Our gross margin decreased by $18.6 million, or 4.3%, to $410.3 million, or 24.1% of sales, during the 39 weeks ended January 26, 2019 from $428.9 million, or 23.2% of sales (or 23.4% excluding inventory valuation adjustment discussed below), during the 39 weeks ended January 27, 2018. During the 39 weeks ended January 26, 2019, gross margin as a percentage of sales increased to 24.1% from 23.4% (excluding inventory valuation adjustment discussed below) or 70 basis points primarily due to the items discussed below for each segment.
BNC
The following table summarizes the BNC cost of sales for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales
Product and other cost of sales	$328,603	80.9%	$353,525	80.0%	$1,019,208	79.7%	$1,092,671	80.1%
Rental cost of sales	32,518	59.2%	34,983	59.3%	78,560	59.9%	86,368	60.0%
Total Cost of Sales	$361,121	78.3%	$388,508	77.6%	$1,097,768	77.9%	$1,179,039	78.2%
The following table summarizes the BNC gross margin for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales
Product and other gross margin	$77,570	19.1%	$88,371	20.0%	$258,846	20.3%	$271,580	19.9%
Rental gross margin	22,376	40.8%	24,009	40.7%	52,498	40.1%	57,547	40.0%
Gross Margin	$99,946	21.7%	$112,380	22.4%	$311,344	22.1%	$329,127	21.8%
For the 13 weeks ended January 26, 2019, the BNC gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (90 basis points), driven primarily by lower margin rates (185 basis points) due to higher markdowns compared to the prior year and higher costs related to our college and university contracts (15 basis points) resulting from contract renewals and new store contracts, partially offset by a favorable sales mix (110 basis points).

•
Rental gross margin increased (10 basis points), driven primarily by higher rental margin rates (255 basis points), partially offset by higher costs related to our college and university contracts (230 basis points) resulting from contract renewals and new store contracts and unfavorable rental mix (15 basis points).

For the 39 weeks ended January 26, 2019, the BNC gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (35 basis points), driven primarily by a favorable sales mix (80 basis points), partially offset by higher costs related to our college and university contracts (45 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (10 basis points), driven primarily by higher rental margin rates (110 basis points) and favorable rental mix (15 basis points), partially offset by higher costs related to our college and university contracts (115 basis points) resulting from contract renewals and new store contracts.

MBS
The following table summarizes the MBS cost of sales for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales
Product and other cost of sales	$86,810	75.3%	$103,068	75.1%	$277,329	76.5%	$315,523	77.1%
Rental cost of sales	584	52.0%	910	54.4%	1,699	53.2%	2,343	54.7%
Total Cost of Sales	$87,394	75.1%	$103,978	74.8%	$279,028	76.3%	$317,866	76.9%
The following table summarizes the MBS gross margin for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales	January 26, 2019	% of Related Sales	January 27, 2018	% of Related Sales
Product and other gross margin	$28,496	24.7%	$34,189	24.9%	$85,187	23.5%	$93,777	22.9%
Rental gross margin	541	48.0%	760	45.6%	1,494	46.8%	1,936	45.3%
Gross Margin	$29,037	24.9%	$34,949	25.2%	$86,681	23.7%	$95,713	23.1%
The cost of sales and gross margin for MBS were $87.4 million, or 75.1% of sales, and $29.0 million, or 24.9% of sales, respectively, during the 13 weeks ended January 26, 2019. The cost of sales and gross margin for MBS was $104.0 million or 74.8% of sales and $34.9 million or 25.2% of sales, respectively, during the 13 weeks ended January 27, 2018. The gross margin decreased to 24.9% during the 13 weeks ended January 26, 2019 from 25.2% during the 13 weeks ended January 27, 2018 primarily due to an unfavorable sales mix for MBS Direct due to the shift from physical textbooks to digital products which have lower margins, partially offset by higher MBS Wholesale margins.
The cost of sales and gross margin for MBS were $279.0 million, or 76.3% of sales, and $86.7 million, or 23.7% of sales, respectively, during the 39 weeks ended January 26, 2019. The cost of sales and gross margin for MBS were $317.9 million, or 76.9% of sales, and $95.7 million or 23.1% of sales, respectively, during the 39 weeks ended January 27, 2018. For the 39 weeks ended January 27, 2018, the margin was impacted by incremental cost of sales of $3.3 million related to recording MBS inventory at fair value as of the acquisition date. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for MBS was $314.6 million or 76.1% of sales and $99.0 million or 23.9% of sales, respectively, during the 39 weeks ended January 27, 2018. The gross margin decreased to 23.7% during the 39 weeks ended January 26, 2019 from 23.9% (excluding the $3.3 million inventory fair value amortization) during the 39 weeks ended January 27, 2018. The decrease was primarily due to an unfavorable sales mix for MBS Direct due to the shift from physical textbooks to digital products which have lower margins, partially offset by higher MBS Wholesale margins.
DSS
The gross margin for the DSS segment was $5.0 million, or 94.9% of sales, during the 13 weeks ended January 26, 2019 and $5.5 million, or 96.8% of sales, during the 13 weeks ended January 27, 2018. The gross margin for the DSS segment was $15.3 million, or 96.6% of sales, during the 39 weeks ended January 26, 2019 and $9.8 million, or 97.8% of sales, during the 39 weeks ended January 27, 2018. The increase during the 39 weeks ended January 26, 2019 was driven primarily by high margin Student Brands and PaperRater subscription service revenue earned.
See discussion above under Sales - DSS for a discussion of acquisitions.

Intercompany Eliminations
During the 13 weeks ended January 26, 2019 and January 27, 2018, our sales eliminations were $(32.4) million and $(42.0) million, respectively. During the 39 weeks ended January 26, 2019 and January 27, 2018, sales eliminations were $(88.1) million and $(85.8) million, respectively. These sales eliminations represent the elimination of MBS sales to BNC and the elimination of BNC commissions earned from MBS.
During the 13 weeks ended January 26, 2019 and January 27, 2018, the cost of sales eliminations were $(31.4) million and $(36.2) million, respectively. During the 39 weeks ended January 26, 2019 and January 27, 2018, the cost of sales eliminations were $(85.1) million and $(80.1) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for BNC inventory that was purchased from MBS in a prior period that was subsequently sold to external customers during the current period, net of (ii) the elimination of intercompany profit for MBS inventory purchases by BNC that remain in ending inventory at the end of the current period.
During the 13 weeks ended January 26, 2019 and January 27, 2018, the gross margin eliminations were $(1.0) million and $(5.8) million, respectively. During the 39 weeks ended January 26, 2019 and January 27, 2018, the gross margin eliminations were $(3.0) million and $(5.8) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
Total Selling and Administrative Expenses	$110,941	20.2%	$112,438	18.6%	$325,408	19.1%	$327,625	17.7%
During the 13 weeks ended January 26, 2019, selling and administrative expenses decreased by $1.5 million, or 1.3%, to $110.9 million from $112.4 million during the 13 weeks ended January 27, 2018. During the 39 weeks ended January 26, 2019, selling and administrative expenses decreased by $2.2 million, or 0.7%, to $325.4 million from $327.6 million during the 39 weeks ended January 27, 2018. The variances by segment are as follows:
BNC
During the 13 weeks ended January 26, 2019, BNC selling and administrative expenses decreased by $2.1 million, or 2.3%, to $89.8 million from $91.9 million during the 13 weeks ended January 27, 2018. This decrease was primarily due to a $1.7 million decrease in stores payroll and operating expenses including comparable stores and new/closed stores payroll and operating expenses, a decrease of $1.1 million in LoudCloud digital operations and a decrease of $0.6 million due to lower stock-based compensation primarily due to forfeiture of stock-based compensation resulting from the BNC President retirement in the current year, partially offset by an increase of $1.3 million in corporate payroll and infrastructure costs. See Restructuring and Other Charges discussion below.
During the 39 weeks ended January 26, 2019, BNC selling and administrative expenses decreased by $5.7 million, or 2.1% to $262.4 million from $268.1 million during the 39 weeks ended January 27, 2018. The decrease was primarily due to a decrease of $5.2 million in stores payroll and operating expenses including comparable stores and new/closed stores payroll and operating expenses, a decrease of $3.5 million in LoudCloud digital operations and a decrease of $0.4 million due to lower stock-based compensation primarily due to due to forfeiture of stock-based compensation resulting from the BNC President retirement in the current year, partially offset by an increase of $3.4 million in corporate payroll and infrastructure costs. See Restructuring and Other Charges discussion below.
MBS
During the 13 weeks ended January 26, 2019, MBS selling and administrative expenses decreased by $1.1 million or 8.9% to $11.4 million from $12.5 million during the 13 weeks ended January 27, 2018. During the 39 weeks ended January 26, 2019, MBS selling and administrative expenses decreased by $2.3 million or 6.1% to $35.6 million from $37.9 million during the 39 weeks ended January 27, 2018. The decrease in selling and administrative expenses was primarily driven by lower expenses related to payroll, professional fees, and click and affiliate marketing fees, partially offset by higher medical benefit expenses.
DSS
During the 13 weeks ended January 26, 2019, DSS selling and administrative expenses increased by $1.2 million to $3.6 million from $2.4 million during the 13 weeks ended January 27, 2018. The increase in costs was primarily driven by increased payroll, advertising and professional fees related to developing, marketing and selling our student success hub on bartleby.com.

During the 39 weeks ended January 26, 2019, DSS selling and administrative expenses increased by $5.0 million to $9.8 million from $4.8 million during the 39 weeks ended January 27, 2018. The increase in costs was primarily due to the acquisition of Student Brands on August 3, 2017 and increased payroll, advertising and professional fees related to developing our student success hub on bartleby.com.
Corporate Services
During the 13 weeks ended January 26, 2019, Corporate Services' selling and administrative expenses increased by $0.5 million or 9.4% to $6.2 million from $5.7 million during the 13 weeks ended January 27, 2018. The increase was primarily due to higher stock-based compensation expenses and professional fees, partially offset by lower bonus expense and insurance expense. For additional details on the performance and market conditions related to the stock-based compensation grants, see Part I - Item 1. Financial Statements - Note 12. Stock-Based Compensation in this Form 10-Q.
During the 39 weeks ended January 26, 2019, Corporate Services' selling and administrative expenses increased by $0.9 million, or 5.2%, to $17.7 million during the 39 weeks ended January 26, 2019 from $16.8 million during the 39 weeks ended January 27, 2018. The increase was primarily due to higher payroll and stock-based compensation expenses compared to prior year (which included lower bonus expense and forfeitures of stock-based compensation resulting from the CEO resignation in the prior year), and higher professional fees, partially offset by lower expenses related to legal and insurance. See Restructuring and Other Charges discussion below.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
Total Depreciation and Amortization Expense	$16,374	3.0%	$17,007	2.8%	$49,333	2.9%	$48,728	2.6%
Depreciation and amortization expense decreased by $0.6 million, or 3.7%, to $16.4 million during the 13 weeks ended January 26, 2019 from $17.0 million during the 13 weeks ended January 27, 2018. This decrease was primarily attributable to lower depreciation related to closed stores, offset by incremental depreciation and amortization expense resulting from the acquisition of PaperRater on August 21, 2018 associated with the identified intangibles recorded at fair value as of the acquisition date and additional capital expenditures.
Depreciation and amortization expense increased by $0.6 million, or 1.2%, to $49.3 million during the 39 weeks ended January 26, 2019 from $48.7 million during the 39 weeks ended January 27, 2018. This increase was primarily attributable to incremental depreciation and amortization expense associated with the property and equipment and identified intangibles recorded at fair value as of the acquisition date for Student Brands (August 3, 2017), incremental amortization expense resulting from the acquisition of identified intangibles recorded at fair value as of the acquisition date for PaperRater (August 21, 2018), and additional capital expenditures, offset by lower depreciation related to closed stores.
Impairment loss (non-cash)
During the 13 and 39 weeks ended January 26, 2019, we completed our annual goodwill impairment test for Fiscal 2019 and concluded that no goodwill impairment was to be recognized as the fair values of each of our reporting units exceeded their respective carrying values.
During the 13 and 39 weeks ended January 27, 2018, we completed our annual goodwill impairment test for Fiscal 2018 and concluded that the carrying value of the BNC reporting unit exceeded its fair value and we recorded a goodwill impairment (non-cash impairment loss) of $313.1 million. For information, see Part I - Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies in this Form 10-Q.
Restructuring and other charges
On December 13, 2018, Mr. Patrick Maloney resigned as Executive Vice President, Operations of the Company and President, BNC effective as of April 27, 2019. During the 13 and 39 weeks ended January 26, 2019, we recognized restructuring and other charges of approximately $2.5 million, which is comprised of the severance and transition payments. For additional information, see the Form 8-K dated December 13, 2018, filed with the SEC on December 18, 2018.
On July 19, 2017, Mr. Max J. Roberts resigned as Chief Executive Officer of the Company and Mr. Michael P. Huseby was appointed to the combined position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. During the 39 weeks ended July 29, 2017, we recognized expenses totaling approximately $5.4 million, which is comprised of the severance and transition payments, as well as related expenses. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.

Transaction Costs
Transaction costs were $0.7 million and $1.9 million during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively. We incur transaction costs for business development and acquisitions.
Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
Total Operating Income (Loss)	$3,021	0.5%	$(295,625)	(48.9)%	$32,428	2.0%	$(267,908)	(14.5)%
Our operating income was $3.0 million during the 13 weeks ended January 26, 2019, compared to operating loss of $(295.6) million during the 13 weeks ended January 27, 2018. The decrease is due to the matters discussed above. For the 13 weeks ended January 26, 2019, excluding the $2.5 million of restructuring and other charges and transaction costs of $0.1 million, discussed above, operating income was $5.6 million (or 1.0% of sales). For the 13 weeks ended January 27, 2018, excluding the $313.1 million of goodwill impairment and transaction costs of $0.05 million, operating income was $17.6 million (or 2.9% of sales).
Our operating income was $32.4 million during the 39 weeks ended January 27, 2018, compared to operating loss of $(267.9) million during the 39 weeks ended January 27, 2018. The increase is due to the matters discussed above. For the 39 weeks ended January 26, 2019, excluding the $2.5 million of restructuring and other charges and transaction costs of $0.7 million, discussed above, operating income was $35.6 million (or 2.1% of sales). For the 39 weeks ended January 27, 2018, excluding the $313.1 million of goodwill impairment, the $3.3 million of incremental cost of sales related to amortization of the MBS inventory fair value adjustment, the restructuring and other charges of $5.4 million and transaction costs of $1.9 million, all discussed above, operating income was $55.8 million (or 3.0% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Interest Expense, Net	$2,546	$2,954	$7,904	$7,828
Net interest expense decreased by $0.4 million to $2.5 million during the 13 weeks ended January 26, 2019 from $2.9 million during the 13 weeks ended January 27, 2018 due to lower borrowings. Net interest expense increased by $0.1 million to $7.9 million during the 39 weeks ended January 26, 2019 from $7.8 million during the 39 weeks ended January 27, 2018 due to higher borrowings.
Income Tax (Benefit) Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	Effective Rate	January 27, 2018	Effective Rate	January 26, 2019	Effective Rate	January 27, 2018	Effective Rate
Income Tax (Benefit) Expense	$(294)	(61.9)%	$(15,344)	5.1%	$2,680	10.9%	$(6,113)	2.2%
We recorded an income tax benefit of $(0.3) million on a pre-tax income of $0.5 million of during the 13 weeks ended January 26, 2019, which represented an effective income tax rate of (61.9)% and we recorded an income tax benefit of $(15.3) million on pre-tax loss of $(298.6) million during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of 5.1%.
We recorded income tax expense of $2.7 million on a pre-tax income of $24.5 million during the 39 weeks ended January 26, 2019, which represented an effective income tax rate of 10.9% and we recorded an income tax benefit of $(6.1) million on pre-tax loss of $(275.7) million during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 2.2%.
The effective tax rate for the 13 weeks ended January 26, 2019 is significantly lower as compared to the comparable prior year period due to the reduced federal tax rate because of U.S Tax Reform and the inclusion in the comparable prior year period of an income tax benefit of revaluing deferred tax liabilities, partially offset by permanent differences which relate to the nondeductible portion of the prior year goodwill impairment (see Part I - Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies in this Form 10-Q. The effective tax rate for the 39 weeks ended January 26, 2019 is significantly higher as compared to the comparable prior year period due to the income tax benefit of revaluing deferred tax liabilities recorded in the prior year period and permanent differences, partially offset by the reduced federal tax rate because of U.S. Tax Reform.

Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. In accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), during the quarter ended January 27, 2018, we recognized the reasonable estimated effects on our existing deferred tax balances and one-time transition tax. During the quarter ended January 26, 2019, we finalized the accounting for the enactment of the Act. The most significant impact of the legislation for the Company was a $20.4 million reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. During the second quarter of Fiscal 2019, we recorded an additional measurement period adjustment to further reduce our net deferred tax liability by $3.8 million as a result of accelerating certain deductions as permitted by the U.S. tax code. During the third quarter of Fiscal 2019, we filed our tax return for the tax year ending January 27, 2018 and finalized the accounting for the enactment of the Act by recording an additional $0.1 million reduction to our net deferred tax liability. This measurement period adjustment reduced the Company's effective tax rate by 20.2% and 15.9% during the 13 and 39 weeks ended January 26, 2019, respectively. We also recorded a liability associated with the one-time transition tax. This amount is not material.
Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income (loss)	$769	$(283,235)	$21,844	$(269,623)
As a result of the factors discussed above, net income was $0.8 million during the 13 weeks ended January 26, 2019, compared with net loss of $(283.2) million during the 13 weeks ended January 27, 2018 and net income of $21.8 million during the 39 weeks ended January 26, 2019, compared with net loss of $(269.6) million during the 39 weeks ended January 27, 2018.
Adjusted Earnings (non-GAAP) is $3.1 million during the 13 weeks ended January 26, 2019, compared with $19.6 million during the 13 weeks ended January 27, 2018 and Adjusted Earnings (non-GAAP) is $24.6 million during the 39 weeks ended January 26, 2019, compared with $39.8 million during the 39 weeks ended January 27, 2018. See Adjusted Earnings (non-GAAP) discussion below.
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

Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income (loss)	$769	$(283,235)	$21,844	$(269,623)
Reconciling items, after-tax (below)	2,327	302,879	2,725	309,404
Adjusted Earnings (non-GAAP)	$3,096	$19,644	$24,569	$39,781

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$—	$313,130	$—	$313,130
Inventory valuation amortization (MBS) (non-cash) (a)	—	—	—	3,273
Restructuring and other charges (a)	2,500	—	2,500	5,429
Transaction costs (a)	117	49	654	1,895
Reconciling items, pre-tax	2,617	313,179	3,154	323,727
Less: Pro forma income tax impact (b)	290	10,300	429	14,323
Reconciling items, after-tax	$2,327	$302,879	$2,725	$309,404

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)	Represents the income tax effects of the non-GAAP items.
Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income (loss)	$769	$(283,235)	$21,844	$(269,623)
Add:
Depreciation and amortization expense	16,374	17,007	49,333	48,728
Interest expense, net	2,546	2,954	7,904	7,828
Income tax (benefit) expense	(294)	(15,344)	2,680	(6,113)
Impairment loss (non-cash) (a)	—	313,130	—	313,130
Inventory valuation amortization (MBS) (non-cash) (a)	—	—	—	3,273
Restructuring and other charges (a)	2,500	—	2,500	5,429
Transaction costs (a)	117	49	654	1,895
Adjusted EBITDA (non-GAAP) (a)	$22,012	$34,561	$84,915	$104,547

(a)	See Management Discussion and Analysis - Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018.

Adjusted EBITDA - by Segment	13 weeks ended, January 26, 2019
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$461,067	$116,431	$5,237	$—	$(32,405)	$550,330
Cost of sales	361,121	87,394	268	—	(31,406)	417,377
Gross profit	99,946	29,037	4,969	—	(999)	132,953
Selling and administrative expenses	89,787	11,389	3,575	6,197	(7)	110,941
Adjusted EBITDA (non-GAAP)	$10,159	$17,648	$1,394	$(6,197)	$(992)	$22,012

Adjusted EBITDA - by Segment	13 weeks ended, January 27, 2018
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$500,888	$138,927	$5,572	$—	$(41,996)	$603,391
Cost of sales	388,508	103,978	75	—	(36,169)	456,392
Gross profit	112,380	34,949	5,497	—	(5,827)	146,999
Selling and administrative expenses	91,907	12,505	2,363	5,663	—	112,438
Adjusted EBITDA (non-GAAP)	$20,473	$22,444	$3,134	$(5,663)	$(5,827)	$34,561

Adjusted EBITDA - by Segment	39 weeks ended, January 26, 2019
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$1,409,112	$365,709	$15,848	$—	$(88,089)	$1,702,580
Cost of sales	1,097,768	279,028	536	—	(85,075)	1,292,257
Gross profit	311,344	86,681	15,312	—	(3,014)	410,323
Selling and administrative expenses	262,427	35,582	9,741	17,706	(48)	325,408
Adjusted EBITDA (non-GAAP)	$48,917	$51,099	$5,571	$(17,706)	$(2,966)	$84,915

Adjusted EBITDA - by Segment	39 weeks ended, January 27, 2018
Dollars in thousands	BNC	MBS	DSS	Corporate Services	Elimination (a)	Total
Sales	$1,508,166	$413,579	$10,058	$—	$(85,840)	$1,845,963
Cost of sales (MBS excludes $3,273 related to inventory fair value amortization) (a)	1,179,039	314,593	217	—	(80,058)	1,413,791
Gross profit	329,127	98,986	9,841	—	(5,782)	432,172
Selling and administrative expenses	268,129	37,910	4,762	16,824	—	327,625
Adjusted EBITDA (non-GAAP)	$60,998	$61,076	$5,079	$(16,824)	$(5,782)	$104,547
(a) See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of January 26, 2019, we had $70.1 million of borrowings under the Credit Agreement.
On March 1, 2019, we entered an agreement to amend and extend the existing Credit Agreement, along with the FILO Facility, for similar amounts with favorable pricing terms, for a five year period. See Financing Arrangements discussion below.

Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018
Cash, cash equivalents, and restricted cash at beginning of period	$16,869	$21,697
Net cash flows provided by operating activities	175,862	140,365
Net cash flows used in investing activities	(41,668)	(88,764)
Net cash flows used in financing activities	(128,271)	(48,230)
Cash, cash equivalents, and restricted cash at end of period	$22,792	$25,068
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations (BNC and MBS Direct), cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. For MBS Wholesale, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both BNC and MBS, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during the 39 weeks ended January 26, 2019 were $175.9 million compared to $140.4 million during the 39 weeks ended January 27, 2018. This increase of $35.5 million was primarily due to higher net income and changes in deferred taxes and working capital.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 39 weeks ended January 26, 2019 were $41.7 million compared to $88.8 million during the 39 weeks ended January 27, 2018. The decrease is primarily due to lower payments to acquire businesses, offset by higher capital expenditures and contractual capital investments associated with DSS content, renewing existing contracts and new store construction for BNC.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $31.7 million and $30.1 million during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 39 weeks ended January 26, 2019 were $128.3 million compared $48.2 million during the 39 weeks ended January 27, 2018. This net change of $80.1 million is primarily due to decreased net borrowings under the credit agreement.
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
During the 39 weeks ended January 26, 2019, we borrowed $374.0 million and repaid $500.3 million under the Credit Agreement, with $70.1 million of outstanding borrowings as of January 26, 2019, comprised entirely of outstanding borrowings under the Credit Facility. As of January 26, 2019, we have issued $4.8 million in letters of credit under the facility. During the 39 weeks ended January 27, 2018, we borrowed $481.6 million and repaid $528.2 million under the Credit Agreement, for a net total of $113.0 million of outstanding borrowings as of January 27, 2018, comprised entirely of outstanding borrowings under the Credit Facility.

For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 28, 2018.
On March 1, 2019, we entered an agreement to amend and extend the existing Credit Facility for a five year-term from the date of the amendment. Under the terms of the agreement, we will continue to have an asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million, as well as the $100.0 million incremental first in, last out seasonal loan facility. We have the option to request an increase in commitments under the Credit Facility of up to $100.0 million subject to certain restrictions.
Under the amendment, we are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $100 million to $75 million on August 1, 2019, from $75 million to $50 million on August 1, 2020 and from $50 million to $25 million on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility. Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 2.75%. The FILO Facility will be available solely during the draw period each year, from April 1 through July 31.
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
Income Tax Implications on Liquidity
As of January 26, 2019, other long-term liabilities includes $40.4 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels within our BNC segment declined as compared to the prior year resulting in approximately $6.2 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 26, 2019, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 26, 2019, approximately $26.7 million remains available under the stock repurchase program.
During the 39 weeks ended January 26, 2019, we repurchased 349,765 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 28, 2018.
Off-Balance Sheet Arrangements
As of January 26, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 26, 2019 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 28, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of January 26, 2019 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 28, 2018 - November 24, 2018	—	$—	—	$26,669,324
November 25, 2018 - December 29, 2018	—	$—	—	$26,669,324
December 30, 2018 - January 26, 2019	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 26, 2019, we did not repurchase any shares of our Common Stock under the program.
During the 39 weeks ended January 26, 2019, we repurchased 349,765 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
On February 28, 2019, the Company awarded Mr. Michael C. Miller, Executive Vice President, Corporate Strategy and General Counsel, a retention bonus pursuant to a retention agreement (the “Retention Agreement”), which was approved by the Compensation Committee of the Board of Directors.
Pursuant to the Retention Agreement, Mr. Miller will be paid a lump sum cash payment of $200,000 on March 1, 2019. If Mr. Miller’s employment is terminated by the Company for “Cause” or by Mr. Miller other than for “Good Reason” (as such terms are defined in the letter agreement between Mr. Miller and the Company dated as of April 12, 2017), in either case prior to March 1, 2020, Mr. Miller will be required to repay to the Company an amount equal to the retention bonus less any amounts withheld by the Company for income and employment taxes.
A copy of the Retention Agreement is attached as an exhibit to this Form 10-Q.

Item 6.    Exhibits

10.1
Retirement Letter Agreement, dated December 13, 2018, between Barnes & Noble Education, Inc., Barnes & Noble College Booksellers, LLC and Patrick Maloney, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 18, 2018, and incorporated herein by reference.

10.2	Employment Letter, dated July 22, 2015, between Barnes & Noble Education, Inc. and Kanuj Malhotra.

10.3	Employment Letter, dated April 13, 2017, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller.

10.4	Retention Letter, dated February 28, 2019, between Barnes & Noble Education, Inc. and Michael C. Miller.

10.5	Employment Letter, dated January 3, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue.

10.6	Employment Letter, dated January 3, 2019, between Barnes & Noble Education, Inc. and Barry Brover.

10.7
Second Amendment, dated as of March 1, 2019, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2019.

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

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/S/ THOMAS D. DONOHUE
Thomas D. Donohue
Chief Financial Officer
(principal financial officer)

By:	/S/ SEEMA PAUL
Seema Paul
Chief Accounting Officer
(principal accounting officer)
March 5, 2019

EXHIBIT INDEX

10.1
Retirement Letter Agreement, dated December 13, 2018, between Barnes & Noble Education, Inc., Barnes & Noble College Booksellers, LLC and Patrick Maloney, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 18, 2018, and incorporated herein by reference.

10.2	Employment Letter, dated July 22, 2015, between Barnes & Noble Education, Inc. and Kanuj Malhotra.

10.3	Employment Letter, dated April 13, 2017, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller.

10.4	Retention Letter, dated February 28, 2019, between Barnes & Noble Education, Inc. and Michael C. Miller.

10.5	Employment Letter, dated January 3, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue.

10.6	Employment Letter, dated January 3, 2019, between Barnes & Noble Education, Inc. and Barry Brover.

10.7
Second Amendment, dated as of March 1, 2019, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2019.

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