Form 10-K
period 2019-04-27
Barnes & Noble Education, Inc.
filed 2019-06-25
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-37499
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0599018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Mountain View Blvd., Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (908) 991-2665
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which registered
Common Stock, $0.01 par value per share	BNED	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $275 million based upon the closing market price of $5.92 per share of Common Stock on the New York Stock Exchange as of October 27, 2018. As of June 7, 2019, 47,562,947 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

•	the risk of price reduction or change in format of course materials by publishers, which could negatively impact revenues and margin;

•	the general economic environment and consumer spending patterns;

•	decreased consumer demand for our products, low growth or declining sales;

•	the strategic objectives, successful integration, anticipated synergies, and/or other expected potential benefits of various acquisitions, may not be fully realized or may take longer than expected;

•	the integration of the operations of various acquisitions into our own may also increase the risk of our internal controls being found ineffective;

•	changes to purchase or rental terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;

•	our ability to successfully implement our strategic initiatives including our ability to identify, compete for and execute upon additional acquisitions and strategic investments;

•	risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;

•	technological changes;

•	risks associated with counterfeit and piracy of digital and print materials;

•	our international operations could result in additional risks;

•	our ability to attract and retain employees;

•	risks associated with data privacy, information security and intellectual property;

•	trends and challenges to our business and in the locations in which we have stores;

•	non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;

•	disruptions to our information technology systems, infrastructure and data due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;

•	disruption of or interference with third party web service providers and our own proprietary technology;

•	work stoppages or increases in labor costs;

•	possible increases in shipping rates or interruptions in shipping service;

Index to Form 10-K Index to FS

•
product shortages, including decreases in the used textbook inventory supply associated with the implementation of publishers’ direct to student textbook consignment rental programs, as well as risks associated with merchandise sourced indirectly from outside the United States;

•	changes in domestic and international laws or regulations, including U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;

•
enactment of laws or changes in enforcement practices which may restrict or prohibit our use of texts, emails, interest based online advertising, recurring billing or similar marketing and sales activities;

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
AVAILABILITY OF INFORMATION
Our website address is www.bned.com and our Investor Relations website address is investor.bned.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC), which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.bned.com when such reports are available on the SEC’s website. We use our investor.bned.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor investor.bned.com, in addition to following our press releases, SEC filings and public conference calls and webcasts.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Index to Form 10-K Index to FS

PART I
Item 1. BUSINESS
Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc. or “BNED”, a Delaware corporation. References to “Barnes & Noble College” or “BNC” refer to our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our subsidiary MBS Textbook Exchange, LLC. References to “Student Brands” refer to our subsidiary Student Brands, LLC.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2019” means the 52 weeks ended April 27,2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, “Fiscal 2016” means the 52 weeks ended April 30, 2016, and “Fiscal 2015” means the 52 weeks ended May 2, 2015.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,448 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The Barnes & Noble and MBS brands are virtually synonymous with bookselling, and, we believe, are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
We provide product and service offerings designed to address the most pressing issues in higher education, including affordable and accessible course materials and products designed to drive and improve student outcomes. Students today want to have access to their course materials at an affordable price and in the format of their choice. We focus on providing affordable solutions, such as our First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class.
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. We offer BNC OER+ which is a turnkey solution for colleges and universities that offers advanced, affordable learning materials built on a high-quality foundation of open educational resource-based (“OER”) or custom developed content from experts and faculty, as well as enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. BNC OER+ significantly reduces course material costs for students and enables easier implementation for faculty.
In Fiscal 2019, we launched bartleby® textbook solutions and a question and answer feature, our first internally developed products, on bartleby.com, providing critical services for students to achieve better success throughout their academic journey. Bartleby is a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere. We offer these online solutions to students via internet search engine optimization, as well as by marketing directly to students in our physical and virtual bookstore footprint and nationally to students. We have demonstrated positive leverage of our managed bookstore footprint, with subscriber results that exceeded our expectations. Since the launch during the Spring semester of Fiscal 2019, we have achieved over 50,000 customers subscribed for bartleby textbook solutions utilizing marketing and promotional offers, both within our managed bookstore footprint and nationally to students, representing a small percentage of the total addressable market opportunity.
As demand for new, enhanced, and more affordable products and services increase in the rapidly changing education landscape, we strive to continue to evolve our business model and enhance our solutions. In Fiscal 2019, we combined the retail operations and sales organizations of our physical and virtual bookstore organizations, to focus on strengthening our retail and e-commerce solutions for our institutional partners and customers, and to accelerate our ability to leverage our bookstore footprint to provide digital education solutions. We expect to continue to grow our business by introducing scalable and advanced digital solutions focused largely on the student, increasing market share with new bookstore accounts, and expanding our strategic opportunities. We are leveraging our deep experience in consumer marketing, e-commerce, digital product development and higher education to enhance our existing services and solutions, and develop new assets that will bring the Company to new levels of innovation, growth and profitability.

Index to Form 10-K Index to FS

Segments
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance.
Prior to the fourth quarter of Fiscal 2019, we had three reportable segments: BNC, MBS, and Digital Student Solutions (“DSS”). During the fourth quarter of fiscal year 2019, in an effort to streamline our retail go-to-market strategy, reinforce our company branding, and more efficiently focus our product development efforts, we realigned our business and sales organization into the following three reportable segments: Retail, Wholesale and DSS. The Retail Segment combines the operations of the former BNC segment with MBS Direct (from the former MBS segment), the Wholesale Segment is comprised of the MBS wholesale business (from the former MBS segment), and the DSS Segment remains unchanged. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”. The following discussion provides information regarding the three segments, with additional information in each respective subsequent segment discussion.
RETAIL SEGMENT
General
The Retail Segment operates 1,448 college, university, and K-12 school bookstores, comprised of 772 physical campus bookstores and 676 virtual bookstores. Our bookstores typically operate under agreements with college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. Our physical and virtual bookstores, e-commerce sites and digital platforms serve and interact with the key constituents in our business ecosystem and enable us to act as a key partner for students, universities and publishers.
The Retail Segment offers existing and prospective clients the flexibility of physical, virtual or custom store solutions, which afford students a ship-to-campus option where course materials are conveniently delivered to a centralized campus location. Students have access to the right course materials at the right time, combined with a superior in-house customer service department to help with ordering, delivery, and digital content inquiries. Students also have the flexibility of using financial aid for their course material purchases.
The Retail Segment also offers our First Day inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, to distribute their content through First Day. In Fiscal 2019, First Day total sales increased by 92% from the prior year.
Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of OER courseware.
In Fiscal 2019, in the Retail Segment, we signed contracts for 68 new physical and virtual bookstores for estimated first year annual sales of approximately $63 million. Currently, we estimate that over 35% of college and university affiliated bookstores in the United States are operated by their respective institutions. We anticipate the trend towards outsourcing in the campus bookstore market, and we intend to aggressively pursue these opportunities to grow our businesses. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts. Our ability to offer existing and prospective clients physical, virtual and custom store solutions is a key element of our competitive strategy.
Contracts
Physical and Custom Campus Bookstore Solutions
We operate 772 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; more than half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.

Index to Form 10-K Index to FS

We also offer “Custom Store Solutions” where an institution has a physical on-campus store for general merchandise sales, but course materials are offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point). Our virtual-only solutions, discussed below, also have the ability to offer ship-to-campus options.
The physical bookstore management contracts with colleges and universities typically include five year terms with renewal options and are typically cancelable by either party without penalty with 90 to 120 days' notice. Our campus bookstores have an average relationship tenure of 15 years. From Fiscal 2016 through Fiscal 2019, over 90% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
We operate 676 virtual campus bookstores. Our virtual bookstores operate under a contract with the school as the exclusive online seller of course materials. We operate as the institution’s official source of course materials with exclusive rights to booklists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
Virtual bookstore agreements typically have a term that ranges between three to five years, with automatic renewal periods. For the past three years, we have retained over 90% of our contracts annually, with the majority of the contracts being automatically renewed as per the contract terms or renewed before their expiration dates. We pay the school a percentage of sales for the right to be the official college or university bookstore.
We also operate Textbooks.comSM which is one of the largest e-commerce sites for new and used textbooks. This division is primarily for direct-to-student sales.
Customers and Distribution Network
As of April 27, 2019, we operate 772 physical college and university bookstore operations and 676 virtual bookstore operations (451 K-12 virtual stores or 67% and 225 Higher Education virtual stores or 33%) located in the United States, in 49 states and the District of Columbia. Our Retail sales team is organized by specific territory and offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, including K-12 locations, within their respective territories.
Product and Service Offerings
We offer a broad suite of affordable course materials, including new and used print and digital textbooks, which are available for sale or rent, at our physical and virtual bookstores, as well as directly to students through Textbooks.com, our e-commerce site for new and used textbooks. We offer a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.
We service our physical and virtual bookstores with a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, our physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school and dorm supplies, café offerings, convenience food and beverages, and graduation products. The majority of physical campus stores also have school-branded e-commerce sites which we operate and which offer the same products as the on campus stores.
Product and service offerings include:

•
Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver and our online platform and registration solutions are deeply ingrained in their partner schools’ textbook selection process. Students can access affordable course materials and affinity products, including new and used print, eTextbooks, and e-content, which are available for sale or rent. We work directly with faculty to ensure the textbooks they have chosen for their courses are available in all required formats before the start of classes. Our wholesale distribution channel enables our Retail Segment to optimize textbook sourcing so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers.

•
Inclusive Access. We offer our First Day inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson, to provide their e-content through First Day, or directly to campus bookstores and virtual bookstores. The seamless delivery is made possible by our First Day technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials. In Fiscal 2019, First Day total sales increased by 92% from the prior year.

•
BNC OER+. BNC OER+, a turnkey solution for colleges and universities, offers advanced, affordable learning materials built on a high-quality foundation of OER courseware and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. BNC OER+ significantly reduces course material costs for students and enables easier implementation for faculty. BNC OER+ is delivered digitally, with

Index to Form 10-K Index to FS

analytics integrated into the solution, and companion print versions available to students and educators to provide flexibility to learn and teach in either format. Courseware offerings include general education courses, including sociology, psychology, economics, business, early childhood and criminal justice. In Fiscal 2019, we expanded our available subject offerings to 50 courses, which is consistent with our BNC OER+ development road map. In Fiscal 2019, we had BNC OER+ sales to over 36,000 students at 60 unique colleges and universities, including technical colleges and online programs.

•	eTextbooks. We have partnered with VitalSource, a global leader in building, enhancing and delivering digital content, on our digital reading platform and a broad digital catalog.

•
General Merchandise. For our physical campus bookstores and custom store solutions, we drive general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded school spirit products, lifestyle products, technology products, supplies and convenience items. We continue to see significant growth in our general merchandise e-commerce sales, with year-over-year growth of 5.6% in Fiscal 2019.

We operate 99 True Spirit e-commerce websites, which are dedicated virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations continue to build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournament playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails and search engine marketing.

•
Cafés and Convenience Stores. At our physical campus locations, we operate 88 customized cafés, featuring Starbucks Coffee®, and 13 stand-alone convenience stores, as well as diverse grab-and-go options including organic, vegan, gluten-free and ethnic fare. These offerings increase traffic and time spent in our physical stores.

•
Brand Partnerships. Through our unique relationship with students, colleges and universities, and our premier position on campus, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing share programs. We also focused on promoting lifestyle products to students and faculty by promoting various brands to connect on a much more personal level. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Chase, Target, Masterpass, GEICO, DirecTV, GrubHub, Shutterfly, The New York Times and Tom's of Maine. Revenue from these services have higher margin rates due to the relatively low incremental cost structure to provide these services.

Merchandising and Supply Chain Management
Our purchasing procedures vary based on type of bookstore (physical or virtual) and by product type (i.e. textbooks, general merchandise or trade books).
Course Materials and Trade Books
Purchases are made at the bookstore level with strategic corporate oversight to determine purchase quantities and maintain appropriate inventory levels. After titles are adopted for an upcoming term, we determine how much inventory to purchase based on several factors, including student enrollment and the previous term’s textbook sales history. For physical campus bookstores, we use an automated sourcing system to determine if another store has the necessary new or used textbooks on hand and may transfer the inventory to the appropriate store.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. Our wholesale business significantly increases our textbook supply at competitive prices, as well as our ability to liquidate non-returnable inventory. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing the Retail Segment to optimize its textbook sourcing and purchasing processes.
After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. For textbook sales and rentals, we utilize sophisticated inventory management platforms to manage pricing and inventory across all stores. Our primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. Our primary suppliers of used textbooks are students, through returns of previously rented and purchased books. We offer a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not.
The larger physical bookstores feature an expanded selection of trade books (general reading) and use the Barnes & Noble, Inc. Book Master system, a proprietary merchandising system licensed from Barnes & Noble, Inc. (“Barnes & Noble”). Merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.

Index to Form 10-K Index to FS

General Merchandise
General merchandise vendors and product selection is driven by our central merchant organization that is responsible for curating the overall product assortment for the academic year. Benchmarks are established across school type, region and the demographics of each of our schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Our ability to support and promote our partner schools’ brands strengthens our relationships with the administration, faculty, alumni, fans, parents and students.
Customer Engagement and Marketing
Campus Community
Our campus relationships and contractual agreements allow us to seamlessly integrate into the college and university community. With direct access to our customer base through both physical and digital channels, we drive awareness, revenue and loyalty for the schools that we serve. We actively market and promote to all segments of our customer base for our physical and virtual bookstores, as well as Textbooks.com. We develop fully-integrated marketing programs to drive engagement with the students, parents, alumni and fans to promote all of our product and services, with a focus on academic course material needs, as well as school spirit, supply and technology categories. Textbooks.com marketing strategies target an online population of students, lifelong learners, parents and general textbook shoppers through a variety of channels including email, search engine marketing, affiliate marketing and display marketing.
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our College InsightsTM platform connects us to a community of over 8,000 students who help guide and inform our strategies and direction.
Our customizable technology delivers a seamless experience providing students and faculty with the ability to research, locate and purchase the most affordable course materials. Our platforms includes registration integration, learning management system integration, real-time financial aid platform, point of sale platform and course fee solutions. Through our fully-integrated purchasing process, students can purchase their course materials in-store, online, or when registering for classes.
Faculty and School Administrators
We support faculty and academic leadership with our proprietary online platform which allows content search, discovery and course material adoption, enabling them to offer course materials that are both relevant and affordable for their students.
Seasonality
Our retail business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue from the rental of digital textbooks is recognized at time of sale.
WHOLESALE SEGMENT
General
The Wholesale Segment is comprised of the wholesale operations of our MBS subsidiary, which we acquired in February 2017. The Wholesale Segment enables the Company to generate more value from the textbook marketplace through inventory and procurement synergies.
We are one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to approximately 3,500 physical bookstores, including our Retail Segment's 772 physical campus bookstores. Our wholesale business also sources and distributes new and used textbooks to our 676 virtual bookstores. Additionally, through our Wholesale Segment, we sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
Product and Service Offerings
Product and Service offerings include:

•
Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 300,000 textbook titles in stock, and utilizes a highly automated distribution facility that processes more than 11 million textbooks annually.

Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 384 titles) and Pearson Education’s consignment rental program (which includes approximately 328 titles). Through our centrally located, advanced distribution center, we offer the seamless integration of these consignment rental programs and centralized administration and distribution to 1,663 stores, including the Retail Segment

Index to Form 10-K Index to FS

stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.

•
Wholesale Inventory Management, Hardware and POS Software. We sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores. We provide on-site installation for point-of-sale terminals and servers, and offer technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.

Supply Chain Management
An extensive national sales force secures a steady supply of high demand used textbooks, which is critical to the success of the wholesale business. A primary supplier of used textbooks are students, through the return of previously rented and purchased books to their campus bookstore. We purchase new and used textbooks from our physical and virtual bookstores, other bookstore operators, institutional bookstores, book dealers, publishers, other distributors and other wholesalers. We offer a “Cash for Books” program in which students can sell their books back to the store at the end of the semester, typically in December and May.
Our broad wholesale distribution channel and warehousing systems also drives inventory efficiencies, allowing us to optimize our textbook sourcing, purchasing and liquidation processes. We leverage our wholesale distribution channel and warehousing systems to more efficiently source and distribute a robust, comprehensive inventory of affordable course materials to our bookstore customers. Through our proprietary Database Buying Guide, we have access to the best maintained, most accurate, and most complete source of college textbook information available - a key asset that allows us to develop superior supply and demand insights and risk management capabilities.
Customer Marketing Strategies
We have developed deep relationships with our wholesale customer base as a result of our substantial inventory of used textbooks, a comprehensive catalog of textbooks, and superior service and systems support. We continue to maintain a portfolio of profitable accounts, given the demand for used and new textbooks has historically been greater than the available supply.
Seasonality
Our wholesale business is highly seasonal, as a major portion of sales and operating profit is realized during the first, second and third fiscal quarters, when textbooks are sold for retail distribution.
DIGITAL STUDENT SOLUTIONS SEGMENT
General
The Digital Student Solutions (“DSS”) Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, tutoring and test prep services.
We offer these online solutions to students via internet search engine optimization, as well as by marketing directly to students in our physical and virtual bookstore footprint and nationally to students. Our physical and virtual bookstore footprint, and associated student relationships, present a sizable addressable market for our digital products and services. We continue to enhance and invest in our digital content and solutions to complement and leverage our bookstore and wholesale businesses. The revenue from these services have higher margin rates due to the relatively fixed cost structure of these operations.
We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes. We continue to innovate and collaborate with our partners to provide solutions and services in an efficient, low-cost/high-value manner that extend well beyond sourcing course materials and sales to include new digital services that support successful student outcomes. We leverage our product offerings by bundling our products with complementary solution services.
During Fiscal 2019, we invested in our student success platform and proprietary content to drive our ecosystem of products and services.  In the future, our strategy is to aggressively grow the DSS Segment through: (i) internally developed new products and services; (ii) acquisitions of companies, products and services; (iii) and partnering with other leading service providers, like The Princeton Review. Unlike other providers of digital services to students, our well-established, deep relationships with college and university partners, as well as our physical presence on campus, provides us with a significant competitive advantage as we roll out new products and services on the campuses and universities we serve. This integration with the products and services from our other operating segments allows us to offer students new products and services in an increasingly relevant, cost effective, and

Index to Form 10-K Index to FS

targeted way.  The addressable market outside our physical and virtual bookstore footprint is an additional area where we market these products and services to students.
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
In August 2018, we further expanded Student Brands' writing services via acquisition of PaperRater, a leading website that offers students a suite of writing services aimed at improving multiple facets of writing. PaperRater's services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands' existing writing service offerings.
Student Brands has a substantial and growing community of online learners, with approximately 100,000 subscribers across its digital properties, which include bartleby.com, 123HelpMe.com, PaperRater.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Student Brands addresses writing pain points; students can search for a topic, develop an outline, and access authenticity technology. The content database allows students to leverage academic resources and references, with over 42 million essays across 4 languages representing more than 15 different countries, and receives more than 27.5 million unique monthly visitors to its sites. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the “Content Brain”. The study tools supplement the student’s learning ecosystem by assisting across multiple subjects and varied assignments on a digital platform.
bartleby
In Fiscal 2019, we launched bartleby textbook solutions and a question and answer feature, our first internally developed products, on bartleby.com, providing critical services for students to achieve better success throughout their academic journey. Bartleby is a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere. The bartleby product offerings consist of bartleby learn™ comprised of textbook solutions (over 900 titles), question and answer solutions, and study guides; bartleby write™ comprised of revision, plagiarism, citation and scoring tools; and bartleby tutor™ (beginning in the upcoming Fall semester) comprised of online tutoring services.
We offer these online solutions to students via internet search engine optimization, as well as by marketing directly to students in our physical and virtual bookstore footprint and nationally to students. We provide these services in a direct-to-student subscription-based model. The majority of subscriptions sold are one month in duration. Subscription revenue is deferred and recognized over the service period.
Customer Marketing Strategies
The implementation of our digital strategy initially relies on leveraging our bookstore relationships, both physical and virtual, to help accelerate the adoption of our new digital products and services. By leveraging the our physical and virtual bookstore footprints among students and faculty of both K-12 schools and higher education institutions, as well with our search engine optimization efforts, we have substantially more opportunities to market the solutions students need to improve success in the classroom and beyond. We have demonstrated positive leverage of our managed bookstore footprint, with subscriber results that exceeded our expectations. Since launch during the Spring semester of Fiscal 2019, we have achieved over 50,000 customers subscribed for bartleby textbook solutions utilizing marketing and promotional offers, both within our managed bookstore footprint and nationally to students, representing a small percentage of the total addressable market opportunity.
Seasonality
Revenues and operating profit are realized relatively consistently throughout the year, although quarterly results may fluctuate depending on the timing of the start of the various schools' semesters.

Index to Form 10-K Index to FS

COMPETITION
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business face competition for the products and services they offer. As it relates to our full service campus bookstore operations, Follett is the primary competitor for institutional contracts. We also compete with other vendors for smaller accounts, including BBA Solutions, Texas Book Company, indiCo and Tree of Life. Our online/virtual course material store operations primarily face competition from eCampus and Akademos, and on occasion, Ambassador Educational Solutions. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g. Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc. and Red Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials.
Competitors for institutional contracts for our general merchandise and spirit wear offerings include Fanatics, indiCo, Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Fanatics, Walmart, Amazon, Dick’s Sporting Goods, other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
Competitors for our wholesale new and used textbook inventory and distribution include Amazon, BBA Solutions, indiCo, Nebraska Book Company and Texas Book Company.
Our DSS Segment faces competition from other digital student solutions providers including Chegg.com, CourseHero, Grammarly, Quizlet, Noodle Tools, and Turnitin (iParadigms).  As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market.
GOVERNMENT REGULATION
We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and students in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services and intellectual property ownership and infringement.
Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:
The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.
The Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.
The Restore Online Shopper Confidence Act (“ROSCA”), and similar state laws, impose requirements and restrictions on online services that automatically charge payment cards on a periodic basis to renew a subscription service, if the consumer does not cancel the service.
The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by a number of states regulate credit card and gift certificate use, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. In particular, we are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs,

Index to Form 10-K Index to FS

subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.
Regulations related to the Program Participation Agreement of the U.S. Department of Education and other similar laws regulate the recruitment of students to colleges and other institutions of higher learning.
The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”
The Digital Millennium Copyright Act (“DMCA”) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing or linking to third-party content that infringes copyrights of others.
The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.
The General Data Protection Regulation (“GDPR”), became effective in May 2018. This European Union (“EU”) law governing data practices and privacy which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data.
The California Consumer Privacy Act (“CCPA”), which will go into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16.
EMPLOYEES
As of April 27, 2019, the Company had approximately 6,000 employees, of which approximately 3,700 were full time and the remaining were regularly scheduled part-time employees. In addition, we hired approximately 15,100 temporary employees during peak periods during Fiscal 2019. Our employees are not represented by unions, with the exception of 21 employees. We believe that our relationship with our employees is good.
EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 20, 2019):

Name	Age	Position
Michael P. Huseby	64	Chairman and Chief Executive Officer
Barry Brover	58	Executive Vice President, Operations; Executive Vice President, Barnes & Noble College
Thomas D. Donohue	49	Executive Vice President, Chief Financial Officer
Kanuj Malhotra	52	Executive Vice President, Corporate Development; President, Digital Student Solutions
Michael C. Miller	47	Executive Vice President, Corporate Strategy and General Counsel
Stephen Culver	54	Senior Vice President, Chief Information Officer
JoAnn Magill	65	Senior Vice President, Human Resources
Seema C. Paul	55	Senior Vice President, Chief Accounting Officer
Michael P. Huseby, age 64, serves as our Chairman of the Board of Directors and Chief Executive Officer. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. Mr. Huseby was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman of the Board of Directors. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016.

Index to Form 10-K Index to FS

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
Barry Brover, age 58, serves as Executive Vice President, Operations and Executive Vice President, Barnes & Noble College. Previously, Mr. Brover served as Executive Vice President, Chief Financial Officer for the Company, and prior to that was Chief Financial Officer of Barnes & Noble College since 2006. Mr. Brover joined Barnes & Noble College in 1986 and has held various executive positions with increasing responsibility. Prior to joining Barnes & Noble College, Mr. Brover started his career at KPMG where he earned his CPA and was supervising audits.
Thomas D. Donohue, age 49, serves as our Executive Vice President, Chief Financial Officer. In this role he is responsible for overseeing accounting, tax and enterprise risk management, and internal audit. Mr. Donohue also serves as the Company’s treasurer and head of investor relations. Previously, he served as Senior Vice President, Treasurer and Investor Relations for the Company since 2015. Prior to joining Barnes & Noble Education, Mr. Donohue served as Treasurer of Barnes & Noble, Inc. since June 2012. Prior to joining Barnes & Noble, he spent 12 years at the Interpublic Group of Companies, a global provider of advertising and marketing services, where he served as Vice President, Assistant Treasurer, International.
Kanuj Malhotra, age 52, serves as our Executive Vice President, Corporate Development and President of our Digital Student Solutions business. Mr. Malhotra was appointed Chief Financial Officer of NOOK Media LLC in July 2013. He joined Barnes & Noble as Vice President of Corporate Development in May 2012. Prior to joining the Company, Mr. Malhotra was Vice President and Finance Head for Kaplan Test Prep, a division of The Washington Post Company, from 2011 to 2012. At Kaplan, he led a business transformation from physical test centers to a digital online learning platform. From 2008 to 2010, Mr. Malhotra was Chief Financial Officer of Sloane Square Partners LLC. Between 2005 and 2007, he was the Chief Financial Officer for the International Division of the Cendant Marketing Group and Affinion International, which was divested by Cendant Corporation to Apollo Management. Mr. Malhotra began his career in Mergers and Acquisitions at Lehman Brothers.
Michael C. Miller, age 47, serves as our Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017 and also serves as Corporate Secretary. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
Stephen Culver, age 54, serves as our Senior Vice President, Chief Information Officer and is responsible for overseeing the Company’s Information Technology operations and strategic development. Prior to joining Barnes & Noble College in 2005, Mr. Culver held leadership positions in both the private and public sectors. He owned and presided over an Information Technology consulting company, which specialized in the retail and wholesale industries. As CIO of Giorgio Armani Corporation, he led the Information Technology operations during the development and expansion of their North American operations.
JoAnn Magill, age 65, serves as Senior Vice President, Human Resources of Barnes & Noble Education. Since joining the Company in 2003, Ms. Magill has played an integral role in the development and implementation of policies, practices and programs for thousands of full and part time employees at the Company’s corporate office and its campus bookstores nationwide. In her role as Vice President, Chief Human Resources Officer, Ms. Magill oversees employee relations, recruitment, benefits, payroll and compensation. Prior to joining Barnes & Noble Education, she served as the Vice President of Human Resources at AT&T Broadband Media Services for five years. Ms. Magill also had an extensive 25-year career with Pathmark Supermarkets, where she held a variety of field and corporate leadership roles.
Seema C. Paul, age 55, joined the Company in July 2015 and serves as our Senior Vice President, Chief Accounting Officer. In this role she manages external reporting and technical accounting, corporate accounting, and financial reporting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.

Index to Form 10-K Index to FS

Item 1A. RISK FACTORS
The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by BNED with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Relating to Our Business
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores; indiCo, an entity created by National Association of College Bookstores (“NACS”); Texas Book Company, bookstore management and operations; Tree of Life; and BBA Solutions, a college textbook retailer. Our online/virtual course material store operations also face competition from eCampus, an online provider of course materials, and Akademos, a virtual bookstore and marketplace for academic institutions, and on occasion, Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from eTextbooks/digital content providers, VitalSource Technologies, Inc., and Red Shelf. Our wholesale business competes with Amazon, BBA Solutions, Follett Corporation, indiCo, Nebraska Book Company, and Texas Book Company. Competitors that compete with our general merchandise offerings include Fanatics, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user and faculty created content; and sharing or non-purchase of required course materials by students.
Our Digital Student Solutions business faces competition from other providers of online instruction platforms and other direct-to-student writing skills, study tools and tutor services, such as Chegg.com, CourseHero, Grammarly, Quizlet, Noodle Tools, and Turnitin (iParadigms). As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market. Since 2017, we have been focused on expanding these offerings, in many instances through the acquisition of other companies, like Student Brands, LLC, or through commercial arrangements. For example, in 2017, we entered into a partnership with The Princeton Review to provide their test preparation courses and tutoring services through our websites. In Fiscal 2019, we launched bartleby textbook solutions and expert question and answers, our first internally developed product within DSS, on bartleby.com. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment. Our ability to fully integrate new products and services into our platforms or achieve satisfactory financial results from them is unproven. Because we have a limited history in operating a fully digital platform, and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.
We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.
We may not be able to enter into new managed bookstore contracts or successfully retain or renew our managed bookstore contracts on profitable terms.
An important part of our business strategy for our retail operation is to expand sales for our college bookstore operations by being awarded additional contracts to manage physical and/or virtual bookstores for colleges and universities, and K-12 schools, across the United States. Our ability to obtain those additional contracts is subject to a number of factors that we are not able to

Index to Form 10-K Index to FS

control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular for the operation of physical bookstores, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. Because certain terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates that may not be accurate, including for reasons outside of our control, we have contracts that are not profitable and may have such contracts in the future. The retail price charged to the consumer for textbooks is set by our contracts with colleges and universities to be a maximum markup based on the publishers’ costs and as colleges continue to focus on affordability those prices have been reduced, which has negatively impacted our revenue and margin and further reductions could continue to have a negative impact. Even if we have the right to terminate a contract, we may be reluctant to do so even when a contract is unprofitable due to, among other factors, the potential effect on our reputation.
In addition, we may face significant competition in retaining existing physical and virtual store contracts and when renewing those contracts as they expire. Our physical bookstore contracts are typically for five years with renewal options, and most contracts are cancelable by either party without penalty with 90 to 120 days' notice. Our virtual bookstore contracts are typically for three to five years and most are cancelable without penalty with notice. Despite the lower startup and ongoing operating expense associated with virtual stores, the loss of such contracts could impact revenue and profitability. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.
We face the risk of disruption of supplier relationships.
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2019, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 37% of our merchandise purchased, with the largest supplier accounting for approximately 16% of our merchandise purchased. Our wholesale business sources over 90% of its inventory from two primary channels, approximately 58% from retail bookstores (including our retail bookstores) and approximately 33% from third-party suppliers. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
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
Our traditional retail and wholesale businesses are dependent on the continued supply of textbooks. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally or a significant unfavorable change in our relationships with key suppliers could adversely impact our business. In addition, any significant change in the terms that we have with our key suppliers including, purchase or rental terms, payment terms, return policies, the discount or margin on products or changes to the distribution model of textbooks, could adversely affect our financial condition and liquidity. For example, some textbook publishers have proposed to supply textbooks on consignment terms, instead of selling to us, which would eliminate those titles from the used textbook inventory supply. With respect to our wholesale business, the demand for used and new textbooks is typically greater than the available supply, and our wholesale business is highly dependent upon its ability to build its textbook inventory from publishers and suppliers in advance of the selling season. These relationships are not generally governed by long-term contracts and publishers and suppliers could choose not to sell to us. Any negative impact on our ability to build our textbook inventory could have an adverse impact on financial results.
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

Index to Form 10-K Index to FS

Some textbook publishers rent textbooks on consignment terms directly to students. Accordingly, we have entered into agreements with a number of textbook publishers to administer their consignment rental programs with distributors and their direct to student textbook consignment rental programs. These programs, if successful, will result in a substantial decrease in the supply of those titles from the used textbook inventory supply, which impacts our wholesale business.
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 384 titles) and Pearson Education’s consignment rental program (which includes approximately 328 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,663 stores, including our Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
In addition, the profit margins associated with the traditional distribution model are fairly predictable and constant, but the move to a model of increased consignment rental programs combined with pressure to provide more affordable course materials to students could result in lower profit margins for a substantial part of our wholesale and retail business.
Our wholesale business may not be able to manage its inventory levels effectively which may lead to excess inventory or inventory obsolescence.
Our wholesale business sources new textbooks from publishers and new and used textbooks from other suppliers to resell to its customers. If it is unable to appropriately manage its inventory and anticipate the release of new editions of titles, faculty’s change in choice of titles, return rate, or use of alternative educational material, our wholesale business could be exposed to risks of excess inventory and less marketable or obsolete inventory. This may lead to excess or obsolete inventory which might have to be sold at a deep discount impacting its revenues and profit margin and may have a negative impact on our financial condition and results of operations.
Our results also depend on the successful implementation of our strategic initiative to grow our digital products and services. We may not be able to implement this strategy successfully, on a timely basis, or at all.
In response to our changing business environment and to adapt to industry trends, we are focused on our digital initiatives to retain and expand existing customer relationships, acquire new accounts, expand sales channels and marketing efforts, integrate and develop direct-to-student digital solutions, and develop and market higher education digital products. While we believe we have the capital resources, experience, management resources and internal systems to successfully operate our digital business, we may not be successful in implementing this strategy. The implementation of our digital strategy is a complex process and relies on leveraging our core products, services and relationships to help accelerate the adoption of our new digital products and services. Success of our future operating results will be dependent upon rapid customer adoption of our new digital products and services and our ability to scale our business to meet customer demand appropriately. If colleges and universities, faculty and students are not receptive to our new products and services or our new products and services do not meet the expectations of these constituencies, there could be a negative impact on the implementation of our strategy. To successfully execute on this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results. Further, even if successfully implemented, our business strategy may not ultimately produce positive results.
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

Index to Form 10-K Index to FS

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
Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get smarter. For example, in Fiscal 2019, we launched bartleby textbook solutions and expert question and answers, our first internally developed product within DSS, on bartleby.com. We also partnered with The Princeton Review in Fiscal 2018, to provide their test preparation courses and tutoring services through our websites. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.
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
Our business is seasonal.
Our business is seasonal, particularly with respect to textbook sales and rentals, with sales and rentals attributable to our retail businesses generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Sales attributable to our wholesale business are generally highest in our first, second and third quarter as it sells textbooks for retail distribution. Less than satisfactory net sales during our peak fiscal quarters could have a material adverse effect on our financial condition or operating results for the year, and our results of operations from those quarters may not be sufficient to cover any losses that may be incurred in the other fiscal quarters of the year.
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

Index to Form 10-K Index to FS

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
Although most of our operations are in the United States, we do have some operations and offer services and products internationally. Our international operations subject us to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of data protection laws in the United States, Europe, including but not limited to the GDPR, and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion, ransomware and random attack. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering, ransomware and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology to prevent or minimize these risks and, to date, we have not experienced any material service interruptions and are not aware of any material breaches, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

Index to Form 10-K Index to FS

Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on.
Our marketing and sales efforts are centered around an active digital community, which includes engaged email subscribers, text messaging, interest-based online advertising, recurring billing and our continuous dialogue with customers on our school-customized social media channels. For example, the following laws and regulations may apply:
•the CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial emails, create civil and criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices;
•the U.S. Federal Trade Commission (the “FTC”) has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing or sales practices they may deem misleading or deceptive.
•the Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA;
•The Restore Online Shopper Confidence Act (“ROSCA”), and similar state laws, impose requirements and restrictions on online services that automatically charge payment cards on a periodic basis to renew a subscription service, if the consumer does not cancel the service;
•the General Data Protection Regulation (“GDPR”), became effective in May 2018. This European Union (“EU”) law governing data practices and privacy which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data; and
•the California Consumer Privacy Act of 2018 (“CCPA”), which will come into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.
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

Index to Form 10-K Index to FS

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
We must have sufficient sources of liquidity to fund working capital requirements. We believe that the combination of cash-on-hand, cash flow received from operations, funds available under our credit agreements and short-term vendor financing will be sufficient to meet our normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy our requirements, we may need to seek additional financing. In addition, we may require additional capital in the future to sustain or grow our business. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. These factors could materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy worsens, our business, results of operations and financial condition could be materially and adversely affected.
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
We rely on third-party software and service providers, including AWS, to provide systems, storage and services, including user log in authentication, for our website. Any technical problem with, cyber-attack on, or loss of access to such third parties’ systems, servers or technologies could result in the inability of our students to rent or purchase print textbooks, interfere with access to our digital content and other online products and services or result in the theft of end-user personal information.
Our reliance on AWS or other third-party providers makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand or cause us to lose students or revenues or incur substantial recovery costs and distract management from operating our business.
Any disruption of or interference with our use of AWS or other third-party service providers would impact our operations and our business would be materially and adversely impacted.
AWS may terminate its agreement with us upon 30 days' notice. Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
We rely on third-party digital content and applications, which may not be available to us on commercially reasonable terms or at all.
We contract with certain third-parties to offer their digital content. Our licensing arrangements with these third-parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently, or in the future, may offer competing products and services, and could take action to make it more difficult or impossible for us to license our content in the future. Other content owners, providers or distributors may seek to limit our access to, or increase the total cost of, such content. If we are unable to offer a wide variety of content at reasonable prices with acceptable usage rules, our business may be materially adversely affected.

Index to Form 10-K Index to FS

We rely heavily on proprietary technology and sophisticated equipment to manage certain aspects of our business, including to manage textbook inventory, process deliveries and returns of the textbooks and manage warehousing and distribution.
We use a proprietary system to source, distribute and manage inventory of textbooks and to manage other aspects of our operations, including systems to consider the market pricing for textbooks, general availability of textbook titles and other factors to determine how to buy textbooks and set prices for textbooks and other content in real time. We have invested significant amounts of resources in the hardware and software to develop this system. We rely on the expertise of our engineering and software development teams to maintain and enhance the equipment and software used for our distribution operations. We cannot be sure that the maintenance and enhancements we make to our distribution operations will achieve the intended results or otherwise be of value to students. If we are unable to maintain and enhance our technology to manage textbook sourcing, distribution and inventory, it could disrupt our business operations and have a material adverse impact on our results.
Our wholesale business is also dependent on sophisticated equipment and related software technology for the warehousing and distribution of the vast majority of textbooks supplied to our retail business and others, which is located at MBS’ warehouse facility in Columbia, Missouri. Our ability to efficiently manage our wholesale business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, especially if such events were to occur during peak periods, could adversely affect our operations, the ability to serve our customers and our results of operations. In addition, substantially all of our wholesale inventory is located in the Columbia warehouse facility. We could experience significant interruption in the operation of this facility or damage or destruction of our inventory due to physical damage to the facility caused by natural disasters, accidents or otherwise. If a material portion of our inventory were to be damaged or destroyed, we would likely incur significant financial loss, including loss of revenue and harm to our customer relationships.
Defects, errors, installation difficulties or performance issues with our point-of-sales and other systems could expose us to potential liability, harm our reputation and negatively impact our business.
Our wholesale business sells and services point-of-sales systems to its college bookstore customers. These systems are complex and incorporate third-party hardware and software. Despite testing and quality control, we cannot be certain that defects or errors will not be found in these systems. In addition, because these systems are installed in different environments, we may experience difficulty or delay in installation. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of defects or errors. Additionally, any difficulty or failure in the operation of these systems could cause business disruption for our customers. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could impact our business and operating results.
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

Index to Form 10-K Index to FS

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
The separation and distribution, tax matters and employee matters agreement allocated certain liabilities as between us and our previous parent, Barnes & Noble, Inc. whether incurred prior to or after the spinoff on August 2, 2015. In addition, under the Internal Revenue Code (“Code”) and the related rules and regulations, each corporation that was a member of the Barnes & Noble consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spinoff is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. In connection with the spinoff, we entered into a tax matters agreement with Barnes & Noble, Inc. that allocated the responsibility for prior period taxes of the consolidated tax reporting group between us and Barnes & Noble, Inc. However, if Barnes & Noble, Inc. is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
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

Index to Form 10-K Index to FS

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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In Fiscal 2019 and Fiscal 2018, we recorded a pre-tax goodwill impairment loss of $49.3 million ($36.5 million net of tax) and $313.1 million ($302.9 million on a net of tax basis), respectively. See Note 2. Summary of Significant Accounting Policies of the Company’s financial statements included in Part II - Item 8 Financial Statement and Supplementary Data of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of April 27, 2019, our goodwill balance was $4.7 million, which represented 0.5% of total consolidated assets.
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

Index to Form 10-K Index to FS

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Facilities
We lease various office space in New Jersey, New York, Missouri, California, and India and we lease warehouse space in Missouri.
For our physical campus retail operations, we typically have the exclusive right to operate the official physical school bookstore on college campuses through multi-year management service agreements with our schools. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. These contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. As of April 27, 2019, these contracts for the 772 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2020	67
2021	65
2022	45
2023	42
2024	43
2025 and later	510
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

Index to Form 10-K Index to FS

that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations or cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED.”
As of April 27, 2019, 47,562,947 shares of our Common Stock and 0 shares of our preferred stock were outstanding. We have reserved 10,409,345 shares of Common Stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 13. Stock-Based Compensation.

Issuer Purchases of Equity Securities
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2017, we repurchased 688,948 shares for approximately $6.7 million at a weighted average cost per share of $10.10. During Fiscal 2018 and Fiscal 2019, we did not repurchase shares under the stock repurchase program. As of April 27, 2019, approximately $26.7 million remains available under the stock repurchase program.
During the years ended April 27, 2019, April 28, 2018, and April 29, 2017, we also repurchased 351,043 shares, 260,531 shares and 276,292 shares of our Common Stock in connection with employee tax withholding obligations for vested stock awards, respectively.

Index to Form 10-K Index to FS

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2019(b)	2018 (b)	2017 (b)	2016 (b)	2015
STATEMENT OF OPERATIONS DATA:
Sales:
Product sales and other	$1,838,760	$1,984,472	$1,641,881	$1,581,104	$1,549,005
Rental income	195,883	219,145	232,481	226,925	223,993
Total sales	2,034,643	2,203,617	1,874,362	1,808,029	1,772,998
Cost of sales:
Product and other cost of sales	1,395,339	1,522,687	1,281,043	1,224,927	1,200,304
Rental cost of sales	111,578	123,697	134,258	128,403	127,980
Total cost of sales	1,506,917	1,646,384	1,415,301	1,353,330	1,328,284
Gross profit	527,726	557,233	459,061	454,699	444,714
Selling and administrative expenses	423,880	433,746	380,793	374,171	360,645
Depreciation and amortization expense	65,865	65,586	53,318	52,690	50,509
Impairment loss (non-cash) (c)	57,748	313,130	—	11,987	—
Restructuring and other charges (c)	7,233	5,429	1,790	8,830	—
Transaction costs (d)	654	2,045	9,605	2,398	—
Operating (loss) income	(27,654)	(262,703)	13,555	4,623	33,560
Interest expense, net	9,780	10,306	3,464	1,872	210
(Loss) earnings before taxes	(37,434)	(273,009)	10,091	2,751	33,350
Income tax (benefit) expense	(13,060)	(20,443)	4,730	2,667	14,218
Net (loss) income	$(24,374)	$(252,566)	$5,361	$84	$19,132

(Loss) Earnings per common share:
Basic	$(0.52)	$(5.40)	$0.12	$—	$0.33
Diluted	$(0.52)	$(5.40)	$0.11	$—	$0.33
Weighted average common shares (thousands)(e):
Basic	47,306	46,763	46,317	46,238	38,452
Diluted	47,306	46,763	46,763	46,479	38,493

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2019(b)	2018 (b)	2017 (b)	2016 (b)	2015
OTHER OPERATING DATA:
Adjusted EBITDA (non-GAAP) (f)	$104,942	$126,760	$78,268	$80,528	$84,069
Adjusted Earnings (non-GAAP) (f)	$25,412	$56,949	$12,347	$15,462	$19,132
Capital expenditures	$46,420	$42,809	$34,670	$50,790	$48,452

OTHER OPERATING DATA - STORE COUNT:
Number of physical stores at period end	772	768	769	751	724
Number of virtual stores at period end	676	676	712	N/A	N/A

Index to Form 10-K Index to FS

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2019(b)	2018 (b)	2017 (b)	2016 (b)	2015
BALANCE SHEET DATA (at period end):
Total assets	$946,180	$1,039,211	$1,299,832	$1,071,683	$1,090,668
Total liabilities	$495,552	$571,248	$586,124	$363,297	$363,999
Short-term debt	$100,000	$100,000	$100,000	$—	$—
Long-term debt	$33,500	$96,400	$59,600	$—	$—
Parent company equity	$—	$—	$—	$—	$726,669
Total stockholders' equity	$450,628	$467,963	$713,708	$708,386	$—

(a)
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2019” means the 52 weeks ended April 27, 2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, “Fiscal 2016” means the 52 weeks ended April 30, 2016 and “Fiscal 2015” means the 52 weeks ended May 2, 2015.

(b)
We acquired PaperRater on August 21, 2018. The consolidated financial statements for Fiscal 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.

We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for Fiscal 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.
We acquired MBS Textbook Exchange, LLC on February 27, 2017. The consolidated financial statements for Fiscal 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.
We completed the legal separation (“Spin-Off”) from Barnes & Noble, Inc. on August 2, 2015 (the beginning of our second quarter of Fiscal 2016), at which time we began to operate as an independent publicly-traded company.

(c)	For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 10. Supplementary Information.

(d)	Transaction costs are costs incurred for business development and acquisitions.

(e)
For periods prior to the Spin-Off from Barnes & Noble, Inc. on August 2, 2015 (second quarter of Fiscal 2016), basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Barnes & Noble, Inc. common stock outstanding as of the end of the period, adjusted for the distribution ratio of 0.632 shares of our Common Stock for every one share of Barnes & Noble, Inc. common stock held on the record date for the Spin-Off. Additionally, for periods prior to the Spin-Off, diluted earnings per share and weighted-average diluted shares outstanding reflect potential common shares from Barnes & Noble, Inc. equity plans in which our employees participated. Certain of our employees held restricted stock units and stock options granted by Barnes & Noble, Inc. which were considered participating securities.

(f)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures as defined by the Securities and Exchange Commission (the “SEC”). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted Earnings (non-GAAP) and - Adjusted EBITDA (non-GAAP).

Index to Form 10-K Index to FS

Item 7.	MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc. or “BNED”, a Delaware corporation. References to “Barnes & Noble College” or “BNC” refer to our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our subsidiary MBS Textbook Exchange, LLC. References to “Student Brands” refer to our subsidiary Student Brands, LLC.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2019” means the 52 weeks ended April 27,2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, and “Fiscal 2016” means the 52 weeks ended April 30, 2016.
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,448 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The Barnes & Noble and MBS brands are virtually synonymous with bookselling, and, we believe, are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
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
For a discussion of our business, see Part I - Item 1. Business.
Segments
Prior to the fourth quarter of Fiscal 2019, we had three reportable segments: BNC, MBS, and Digital Student Solutions (“DSS”). During the fourth quarter of fiscal year 2019, in an effort to streamline our retail go-to-market strategy, reinforce our company branding, and more efficiently focus our product development efforts, we realigned our business and sales organization into the following three reportable segments: Retail, Wholesale and DSS. The Retail Segment combines the operations of the former BNC segment with MBS Direct (from the former MBS segment), the Wholesale Segment is comprised of the MBS wholesale business (from the former MBS segment), and the DSS Segment remains unchanged. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”. The following discussion summarizes the three segments:
Retail Segment
The Retail Segment operates 1,448 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 676 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,500 physical bookstores, including our Retail Segment's 772 physical bookstores. Our Wholesale business also sources and distributes new and used textbooks to our 676 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.

Index to Form 10-K Index to FS

DSS Segment
The DSS Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, tutoring and test prep services.
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
For our retail operations, sales are generally highest in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials, and lowest in the first and fourth fiscal quarters. Sales attributable to our wholesale business are generally highest in our first, second and third quarter, as it sells textbooks and other course materials for retail distribution. For our DSS segment, or direct-to-student business, sales and operating profit are realized relatively consistently throughout the year.
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
Our sales are primarily derived from the sale of course materials, which include new, used and digital textbooks, and at college and university bookstores which we operate, we sell emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items, and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, direct-to-student subscription-based services, and other services.
Our cost of sales primarily include costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our direct-to-student subscription-based writing services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services as discussed in the Overview - Segments discussion above.
Basis of Consolidation
The results of operations reflected in our consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements include acquisitions effective their respective acquisition date.

•	The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.

•	The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

•	The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.

Index to Form 10-K Index to FS

Results of Operations - Summary

	Fiscal Year
Dollars in thousands	2019	2018	2017
Sales:
Product sales and other	$1,838,760	$1,984,472	$1,641,881
Rental income	195,883	219,145	232,481
Total sales	$2,034,643	$2,203,617	$1,874,362

Net (loss) income	$(24,374)	$(252,566)	$5,361

Adjusted Earnings (non-GAAP) (a)	$25,412	$56,949	$12,347

Adjusted EBITDA (non-GAAP) (a)
Retail	$89,094	$101,242	$107,524
Wholesale	35,018	40,849	(3,246)
DSS	6,169	7,559	—
Corporate Services	(24,873)	(22,166)	(25,373)
Eliminations	(466)	(724)	(637)
Total Adjusted EBITDA (non-GAAP)	$104,942	$126,760	$78,268

(a)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.
The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	Fiscal Year
	2019	2018	2017
Sales:
Product sales and other	90.4%	90.1%	87.6%
Rental income	9.6	9.9	12.4
Total sales	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	75.9	76.7	78.0
Rental cost of sales (a)	57.0	56.4	57.8
Total cost of sales	74.1	74.7	75.5
Gross margin	25.9	25.3	24.5
Selling and administrative expenses	20.8	19.7	20.3
Depreciation and amortization expense	3.2	3.0	2.8
Impairment loss (non-cash)	2.8	14.2	—
Restructuring and other charges	0.4	0.2	0.1
Transactions costs	—	0.1	0.5
Operating (loss) income	(1.4)%	(11.9)%	0.7%
(a) Represents the percentage these costs bear to the related sales, instead of total sales.

Index to Form 10-K Index to FS

Results of Operations - 52 weeks ended April 27, 2019 compared with the 52 weeks ended April 28, 2018

	52 weeks ended, April 27, 2019
Dollars in thousands	Retail	Wholesale	DSS (a)	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,693,125	$223,374	$21,339	$—	$(99,078)	1,838,760
Rental income	195,883	—	—	—	—	195,883
Total sales	1,889,008	223,374	21,339	—	(99,078)	2,034,643
Cost of sales:
Product and other cost of sales	1,325,559	167,033	1,309	—	(98,562)	1,395,339
Rental cost of sales	111,578	—	—	—	—	111,578
Total cost of sales	1,437,137	167,033	1,309	—	(98,562)	1,506,917
Gross profit	451,871	56,341	20,030	—	(516)	527,726
Selling and administrative expenses	363,230	21,323	14,504	24,873	(50)	423,880
Depreciation and amortization expense	51,728	6,014	7,974	149	—	65,865
Sub-Total:	$36,913	$29,004	$(2,448)	$(25,022)	$(466)	37,981
Impairment loss (non-cash)						57,748
Restructuring and other charges						7,233
Transaction costs						654
Operating loss						$(27,654)

	52 weeks ended, April 28, 2018
Dollars in thousands	Retail	Wholesale	DSS (a)	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,805,396	$258,369	$15,762	$—	$(95,055)	1,984,472
Rental income	219,145	—	—	—	—	219,145
Total sales	2,024,541	258,369	15,762	—	(95,055)	2,203,617
Cost of sales:
Product and other cost of sales	1,418,618	198,041	359	—	(94,331)	1,522,687
Rental cost of sales	123,697	—	—	—	—	123,697
Total cost of sales	1,542,315	198,041	359	—	(94,331)	1,646,384
Gross profit	482,226	60,328	15,403	—	(724)	557,233
Selling and administrative expenses	380,984	22,752	7,844	22,166	—	433,746
Depreciation and amortization expense	53,955	6,188	5,253	190	—	65,586
Sub-Total:	$47,287	$31,388	$2,306	$(22,356)	$(724)	57,901
Impairment loss (non-cash)						313,130
Restructuring and other charges						5,429
Transaction costs						2,045
Operating loss						$(262,703)

Index to Form 10-K Index to FS

(a)
We acquired PaperRater, LLC on August 21, 2018. The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater in the DSS Segment from the acquisition date, August 21, 2018, to April 27, 2019.

We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands in the DSS Segment from the acquisition date, August 3, 2017, to April 28, 2018.

(b)
For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions and Note 6. Segment Reporting.

Sales
The following table summarizes our sales for the 52 weeks ended April 27, 2019 and April 28, 2018:

	52 weeks ended
Dollars in thousands	April 27, 2019	April 28, 2018%
Product sales and other	1,838,760	1,984,472	(7.3)%
Rental income	195,883	219,145	(10.6)%
Total Sales	$2,034,643	$2,203,617	(7.7)%
Our total sales decreased by $169.0 million, or 7.7%, to $2,034.6 million during the 52 weeks ended April 27, 2019 from $2,203.6 million during the 52 weeks ended April 28, 2018. The components of the variances are reflected in the table below.

Sales variances	52 weeks ended
Dollars in millions	April 29, 2019
Retail Sales
New stores	$54.7
Closed stores	(83.8)
Comparable stores (a)	(93.0)
Textbook rental deferral	0.2
Service revenue (b)	(5.6)
Other (c)	(8.1)
Retail Sales subtotal:	$(135.6)
Wholesale Sales	$(35.0)
DSS Sales (d)	$5.6
Eliminations (e)	$(4.0)
Total sales variance	$(169.0)

(a)
Comparable store sales includes sales from physical stores that have been open for an entire fiscal year period and virtual store sales for the period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis.

(b)	Service revenue includes Promoversity, brand partnerships, shipping and handling, digital content, software, services, and revenue from other programs.

(c)	Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(d)
DSS revenue includes Student Brands subscription-based writing services business, which we acquired on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of Student Brands in the DSS segment and the consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the date of acquisition on August 3, 2017.

(e)
Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting for a discussion of intercompany activities and eliminations.

Index to Form 10-K Index to FS

Retail
Retail total sales decreased by $135.6 million, or 6.7%, to $1,889.0 million during the 52 weeks ended April 27, 2019 from $2,024.6 million during the 52 weeks ended April 28, 2018. Retail added 68 new stores and closed 64 stores during the 52 weeks ended April 27, 2019, ending the period with a total of 1,448 stores.

	Fiscal 2019		Fiscal 2018
	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	768	676	769	712
Opened	35	33	33	21
Closed	31	33	34	57
Number of stores at end of period	772	676	768	676

Product and other sales for Retail for the 52 weeks ended April 27, 2019 decreased by $112.3 million, or 6.2% to $1,693.1 million from $1,805.4 million. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings. Textbook (Course Materials) revenue for Retail for the 52 weeks ended April 27, 2019 decreased primarily due to lower new and used textbook and other course materials sales, while digital and eTextbook revenue increased. General merchandise sales for Retail increased for the 52 weeks ended April 27, 2019 primarily due to higher emblematic apparel, graduation, and computer products sales.
Rental income for Retail for the 52 weeks ended April 27, 2019 decreased by $23.3 million, or 10.6% to $195.9 million from $219.2 million. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income for the 52 weeks ended April 28, 2018 is due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for Retail decreased for the 52 weeks ended April 27, 2019 and were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by improved general merchandise sales. Comparable store sales variances for Retail by category for the 52 week periods are as follows:

Comparable Store Sales variances for Retail	52 weeks ended
Dollars in millions	April 27, 2019
Textbooks (Course Materials)	$(97.9)	(8.0)%
General Merchandise	8.7	1.5%
Trade Books	(3.8)	(8.2)%
Total Comparable Store Sales	$(93.0)	(5.1)%
Wholesale
Wholesale sales decreased by $35.0 million, or 13.5%, to $223.4 million during the 52 weeks ended April 27, 2019 from $258.4 million during the 52 weeks ended April 28, 2018, primarily due to lower demand.
DSS
DSS total sales increased by $5.6 million, or 35.4%, to $21.3 million during the 52 weeks ended April 27, 2019 from $15.7 million during the 52 weeks ended April 28, 2018, primarily due to the acquisition of Student Brands on August 3, 2017 and PaperRater on August 21, 2018.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 74.1% during the 52 weeks ended April 27, 2019 compared to 74.7% during the 52 weeks ended April 28, 2018. Our gross margin decreased by $29.5 million, or 5.3%, to $527.7 million, or 25.9% of sales, during the 52 weeks ended April 27, 2019 from $557.2 million, or 25.3% of sales, during the 52 weeks ended April 28, 2018. During the 52 weeks ended April 27, 2019, gross margin as a percentage of sales increased to 25.9% from 25.3% or 60 basis points primarily due to the items discussed below for each segment.

Index to Form 10-K Index to FS

Retail
The following table summarizes the Retail cost of sales for the 52 weeks ended April 27, 2019 and April 28, 2018:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	% of Related Sales	April 28, 2018	% of Related Sales
Product and other cost of sales	$1,325,559	78.3%	$1,418,618	78.6%
Rental cost of sales	111,578	57.0%	123,697	56.4%
Total Cost of Sales	$1,437,137	76.1%	$1,542,315	76.2%
The following table summarizes the Retail gross margin for the 52 weeks ended April 27, 2019 and April 28, 2018:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	% of Related Sales	April 28, 2018	% of Related Sales
Product and other gross margin	$367,566	21.7%	$386,778	21.4%
Rental gross margin	84,305	43.0%	95,448	43.6%
Gross Margin	$451,871	23.9%	$482,226	23.8%
For the 52 weeks ended April 27, 2019, the Retail gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (30 basis points), driven primarily by a favorable sales mix (105 basis points), partially offset by higher costs related to our college and university contracts (50 basis points) resulting from contract renewals and new store contracts and lower course material margin rates (30 basis points).

•
Rental gross margin decreased (60 basis points), driven primarily by higher costs related to our college and university contracts (125 basis points) resulting from contract renewals and new store contracts, and an unfavorable rental mix (25 basis points), partially offset by higher rental margin rates (90 basis points).

Wholesale
The cost of sales and gross margin for Wholesale were $167.0 million, or 74.8% of sales, and $56.3 million, or 25.2% of sales, respectively, during the 52 weeks ended April 27, 2019. The cost of sales and gross margin for Wholesale were $198.0 million, or 76.7% of sales, and $60.3 million, or 23.3% of sales, respectively, during the 52 weeks ended April 28, 2018. For the 52 weeks ended April 28, 2018, the margin was impacted by incremental cost of sales of $3.3 million related to recording wholesale inventory at fair value as of the acquisition date. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for Wholesale was $194.7 million or 75.4% of sales and $63.6 million or 24.6% of sales, respectively, during the 52 weeks ended April 28, 2018. The gross margin increased to 25.2% during the 52 weeks ended April 27, 2019 from 24.6% (excluding the $3.3 million inventory fair value amortization) during the 52 weeks ended April 28, 2018. The increase was primarily due to improved sales mix resulting in higher margin rates.
DSS
Gross margin for the DSS segment was $20.0 million, or 93.9% of sales, during the 52 weeks ended April 27, 2019 and $15.4 million, or 97.7% of sales, during the 52 weeks ended April 28, 2018. The increase in gross margin dollars was driven primarily by high margin Student Brands and PaperRater subscription service revenue earned. The lower gross margin rate is primarily due to the amortization of content development costs for bartleby.com textbook solutions which was launched in Fiscal 2019.
Intercompany Eliminations
During the 52 weeks ended April 27, 2019 and April 28, 2018, sales eliminations were $99.1 million and $95.1 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 52 weeks ended April 27, 2019 and April 28, 2018, the cost of sales eliminations were $98.6 million and $94.3 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
The $0.5 million and $0.7 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during the 52 weeks ended April 27, 2019 and April 28, 2018, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.

Index to Form 10-K Index to FS

Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	% of Sales	April 28, 2018	% of Sales
Selling and Administrative Expenses	$423,880	20.8%	$433,746	19.7%
During the 52 weeks ended April 27, 2019, selling and administrative expenses decreased by $9.9 million, or 2.3%, to $423.9 million from $433.8 million during the 52 weeks ended April 28, 2018. The variances by segment are as follows:
Retail
For Retail, selling and administrative expenses decreased by $17.8 million, or 4.7%, to $363.2 million during the 52 weeks ended April 27, 2019 from $381.0 million during the 52 weeks ended April 28, 2018. The decrease was primarily due to a decrease of $6.8 million in physical stores payroll and operating expenses including comparable stores and new/closed stores payroll and operating expenses, a decrease of $5.3 million in LoudCloud digital operations, a decrease of $2.9 million in home office payroll and infrastructure costs, a $2.1 million decrease in virtual store payroll and operating expenses, and a decrease of $0.7 million due to lower stock-based compensation primarily due to forfeiture of stock-based compensation resulting from the BNC President retirement in the current year and position eliminations.
Wholesale
For Wholesale, selling and administrative expenses decreased by $1.4 million, or 6.3%, to $21.3 million during the 52 weeks ended April 27, 2019 from $22.7 million during the 52 weeks ended April 28, 2018. The decrease in selling and administrative expenses was primarily driven by lower expenses related to payroll and professional fees, partially offset by higher medical benefit expenses.
DSS
For DSS, selling and administrative expenses increased by $6.7 million to $14.5 million during the 52 weeks ended April 27, 2019 from $7.8 million during the 52 weeks ended April 28, 2018. The increase in costs was primarily due to the acquisition of Student Brands on August 3, 2017 and increased payroll, advertising and professional fees related to developing our student success hub on bartleby.com.
Corporate Services
Corporate Services' selling and administrative expenses increased by $2.7 million, or 12.2%, to $24.9 million during the 52 weeks ended April 27, 2019 from $22.2 million during the 52 weeks ended April 28, 2018. The increase was primarily due to higher payroll and stock-based compensation expenses compared to prior year (which included lower bonus expense and forfeitures of stock-based compensation resulting from the CEO resignation in the prior year), and higher professional fees, partially offset by lower expenses related to legal and insurance.
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	% of Sales	April 28, 2018	% of Sales
Depreciation and Amortization Expense	$65,865	3.2%	$65,586	3.0%
Depreciation and amortization expense increased by $0.3 million, or 0.4%, to $65.9 million during the 52 weeks ended April 27, 2019 from $65.6 million during the 52 weeks ended April 28, 2018. This increase was primarily attributable to incremental depreciation and amortization expense associated with the property and equipment and identified intangibles recorded at fair value as of the acquisition date for Student Brands (August 3, 2017), incremental amortization expense resulting from the acquisition of identified intangibles recorded at fair value as of the acquisition date for PaperRater (August 21, 2018), and additional capital expenditures, offset by lower depreciation related to closed stores.
Impairment loss (non-cash)
During the 52 weeks ended April 27, 2019, we recorded an impairment loss (non-cash) of $57.8 million, related to $49.3 million of goodwill and $8.5 million of long-lived assets. During the 52 weeks ended April 28, 2018, we recorded an impairment loss (non-cash) of $313.1 million related to goodwill. For information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS

Restructuring and other charges
Restructuring
During the 52 weeks ended April 27, 2019, we recognized expenses totaling approximately $4.6 million, comprised of severance and transition payments related to senior management changes, and other employee termination and benefit costs. Mr. Patrick Maloney resigned as Executive Vice President, Operations of the Company and President, BNC effective as of April 27, 2019, resulting in $2.5 million of severance and transition payments. For additional information, see the Form 8-K dated December 13, 2018, filed with the SEC on December 18, 2018. Additionally, as part of the Company's cost reduction objectives, various positions were eliminated, resulting in approximately $2.1 million in employee termination costs.
During the 52 weeks ended April 28, 2018, we recognized expenses totaling approximately $5.4 million, which is comprised of severance and transition payments as well as related expenses, resulting from the resignation of Mr. Max J. Roberts as Chief Executive Officer of the Company. Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Other Charges
During the 52 weeks ended April 27, 2019, we recognized other charges totaling approximately $2.6 million, primarily comprised of $2.3 million in an actuarial loss related to a retirement benefit plan (non-cash), $0.2 million related to additional liabilities for a facility closure, and a write-off of $0.1 million of existing unamortized debt issuance costs.
Transaction Costs
Transaction costs were $0.7 million during the 52 weeks ended April 27, 2019 compared to $2.0 million during the 52 weeks ended April 28, 2018. We incur transaction costs for business development and acquisitions. For additional information related to our recent acquisitions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions.
Operating Loss

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	% of Sales	April 28, 2018	% of Sales
Operating Loss	$(27,654)	(1.4)%	$(262,703)	(11.9)%
Our operating loss was $(27.7) million during the 52 weeks ended April 27, 2019 compared to operating loss of $(262.7) million during the 52 weeks ended April 28, 2018. This decrease was due to the matters discussed above.
For the 52 weeks ended April 27, 2019, excluding the $57.8 million impairment loss, the $7.2 million restructuring and other charges, and the transaction costs of $0.7 million, all discussed above, operating income was $38.0 million (or 1.9% of sales).
For the 52 weeks ended April 28, 2018, excluding the $313.1 million impairment loss, the $3.3 million of incremental cost of sales related to amortization of the wholesale inventory fair value adjustment, the $5.4 million restructuring and other charges and transaction costs of $2.0 million, all discussed above, operating income was $61.2 million (or 2.8% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 27, 2019	April 28, 2018
Interest Expense, Net	$9,780	$10,306
Net interest expense decreased by $0.5 million to $9.8 million during the 52 weeks ended April 27, 2019 from $10.3 million during the 52 weeks ended April 28, 2018 primarily due to lower borrowings.
Income Tax (Benefit) Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	Effective Rate	April 28, 2018	Effective Rate
Income Tax (Benefit) Expense	$(13,060)	34.9%	$(20,443)	7.5%
We recorded an income tax benefit of $(13.1) million on a pre-tax loss of $(37.4) million during the 52 weeks ended April 27, 2019, which represented an effective income tax rate of 34.9% and an income tax benefit of $(20.4) million on a pre-tax loss of $(273.0) million during the 52 weeks ended April 28, 2018, which represented an effective income tax rate of 7.5%.

Index to Form 10-K Index to FS

The effective tax rate for the 52 weeks ended April 27, 2019 is significantly higher as compared to the comparable prior year period due to the income tax benefit of revaluing deferred tax liabilities recorded in the prior year period and permanent differences, partially offset by the reduced federal tax rate because of U.S. Tax Reform.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. In accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), we completed our accounting for the tax effects of the enactment of the Act within the provisional period as of April 27, 2019. We recorded measurement period adjustments during Fiscal 2019 to reduce our net deferred tax liability by $3.9 million, which primarily relates to the acceleration of certain deductions as permitted by the U.S. tax code. The most significant impact of the legislation for the Company was a $20.4 million reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. We also recorded a liability associated with the one-time transition tax. This amount is not material.
Net Loss

	52 weeks ended
Dollars in thousands	April 27, 2019	April 28, 2018
Net Loss	$(24,374)	$(252,566)
As a result of the factors discussed above, we reported net loss of $(24.4) million during the 52 weeks ended April 27, 2019, compared with net loss of $(252.6) million during the 52 weeks ended April 28, 2018. Adjusted Earnings (non-GAAP) is $25.4 million during the 52 weeks ended April 27, 2019, compared with $56.9 million during the 52 weeks ended April 28, 2018. See Adjusted Earnings (non-GAAP) discussion below.

Results of Operations - 52 weeks ended April 28, 2018 compared with the 52 weeks ended April 29, 2017

	52 weeks ended, April 28, 2018
Dollars in thousands	Retail (a)	Wholesale (a)	DSS (b)	Corporate Services	Eliminations (c)	Total
Sales:
Product sales and other	$1,805,396	$258,369	$15,762	$—	$(95,055)	$1,984,472
Rental income	219,145	—	—	—	—	219,145
Total sales	2,024,541	258,369	15,762	—	(95,055)	2,203,617
Cost of sales:
Product and other cost of sales	1,418,618	198,041	359	—	(94,331)	1,522,687
Rental cost of sales	123,697	—	—	—	—	123,697
Total cost of sales	1,542,315	198,041	359	—	(94,331)	1,646,384
Gross profit	482,226	60,328	15,403	—	(724)	557,233
Selling and administrative expenses	380,984	22,752	7,844	22,166	—	433,746
Depreciation and amortization expense	53,955	6,188	5,253	190	—	65,586
Sub-Total:	$47,287	$31,388	$2,306	$(22,356)	$(724)	57,901
Impairment loss (non-cash)						313,130
Restructuring and other charges						5,429
Transaction costs						2,045
Operating loss						$(262,703)

Index to Form 10-K Index to FS

	52 weeks ended, April 29, 2017
Dollars in thousands	Retail (a)	Wholesale (a)	DSS (b)	Corporate Services	Eliminations (c)	Total
Sales:
Product sales and other	$1,633,090	$14,758	$—	$—	$(5,967)	$1,641,881
Rental income	232,481	—	—	—	—	232,481
Total sales	1,865,571	14,758	—	—	(5,967)	1,874,362
Cost of sales:
Product and other cost of sales	1,272,018	14,355	—	—	(5,330)	1,281,043
Rental cost of sales	134,258	—	—	—	—	134,258
Total cost of sales	1,406,276	14,355	—	—	(5,330)	1,415,301
Gross profit	459,295	403	—	—	(637)	459,061
Selling and administrative expenses	351,771	3,649	—	25,373	—	380,793
Depreciation and amortization expense	52,102	1,024	—	192	—	53,318
Sub-Total:	$55,422	$(4,270)	$—	$(25,565)	$(637)	24,950
Impairment loss (non-cash)						—
Restructuring and other charges						1,790
Transaction costs						9,605
Operating income						$13,555

(a)
We acquired MBS Textbook Exchange, LLC on February 27, 2017. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS's retail virtual bookstore business and wholesale business from the acquisition date, February 27, 2017, to April 29, 2017.

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
Our total sales increased by $329.3 million, or 17.6%, to $2,203.6 million during the 52 weeks ended April 28, 2018 from $1,874.4 million during the 52 weeks ended April 29, 2017.

Index to Form 10-K Index to FS

The components of the variances are reflected in the table below.

Sales variances	52 weeks ended
Dollars in millions	April 28, 2018
Retail Sales
New stores	$69.3
Closed stores	0.7
Comparable physical stores	(69.8)
Virtual stores (a)	145.2
Textbook rental deferral	0.5
Service revenue (b)	12.9
Other (c)	0.2
Retail Sales subtotal:	$159.0
Wholesale Sales (a)	$243.6
DSS Sales (d)	$15.8
Eliminations (e)	$(89.1)
Total sales variance	$329.3

(a)
The variances represents the virtual bookstores and wholesale business for the full year in Fiscal 2018 compared to the partial period in Fiscal 2017 from the MBS acquisition date, February 27, 2017, to April 29, 2017.

(b)	Service revenue includes Promoversity, brand partnerships, shipping and handling, LoudCloud digital content, software, and services, and revenue from other programs.

(c)	Other includes inventory liquidation sales to third parties, marketplace sales, and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(d)
DSS revenue includes Student Brands, LLC subscription-based writing services business. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands, LLC from the date of acquisition, August 3, 2017.

(e)
Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting for a discussion of intercompany activities and eliminations.

Retail
Retail total sales increased by $159.0 million, or 8.5%, to $2,024.5 million during the 52 weeks ended April 28, 2018 from $1,865.6 million during the 52 weeks ended April 29, 2017. Retail added 33 new physical stores and 21 virtual stores and closed 34 physical stores and 57 virtual stores during the 52 weeks ended April 28, 2018, ending the period with a total of 768 physical stores and 676 virtual stores.

	Fiscal 2018		Fiscal 2017
	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	769	712	751	700
Opened	33	21	38	15
Closed	34	57	20	3
Number of stores at end of period	768	676	769	712

Index to Form 10-K Index to FS

Comparable store sales variances for physical bookstores by category for the 52 week periods are as follows:

Comparable Store Sales variances for Physical Bookstores	52 weeks ended
Dollars in millions	April 28, 2018
Textbooks (Course Materials)	$(65.6)	(5.9)%
General Merchandise	1.2	0.2%
Trade Books	(5.4)	(10.4)%
Total Comparable Store Sales	$(69.8)	(4.1)%
Comparable store sales at physical bookstores decreased for the 52 weeks ended April 28, 2018 and were impacted primarily by lower average selling prices of course materials driven by lower publisher prices resulting from a shift to lower cost options and more affordable solutions, including digital. Comparable store sales were also impacted by lower student enrollment, specifically in two-year community colleges, increased consumer purchases directly from publishers and other online providers, and other recent negative retail trends. The components of the variances are reflected in the table above.
Product and other sales for Retail for the 52 weeks ended April 28, 2018 increased by $172.3 million, or 10.6%, primarily due the acquired virtual bookstore business for the full year in Fiscal 2018 compared to the partial period from the MBS acquisition date, February 27, 2017, to April 29, 2017, in Fiscal 2017. At physical retail stores, new and used textbook sales decreased, while eTextbook revenue increased. General merchandise sales for Retail increased for the 52 weeks ended April 28, 2018 primarily due to higher emblematic apparel and graduation products sales, partially offset by a decrease in school supplies, computer and convenience product sales.
Rental income for Retail for the 52 weeks ended April 28, 2018 decreased by $13.3 million, or 5.7%. The decrease in rental income for the 52 weeks ended April 28, 2018 is due to decreased rental activity and increased digital offerings, offset by the full year of virtual store rental income in Fiscal 2018 compared to the partial period from the MBS acquisition date, February 27, 2017, to April 29, 2017, in Fiscal 2017.
Wholesale
Wholesale sales increased by $243.6 million to $258.4 million during the 52 weeks ended April 28, 2018 from $14.8 million which represents sales for Wholesale from the MBS acquisition date, February 27, 2017, to April 29, 2017.
DSS
DSS total sales increased by $15.8 million primarily due to the acquisition of Student Brands on August 3, 2017.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 74.7% during the 52 weeks ended April 28, 2018 compared to 75.5% during the 52 weeks ended April 29, 2017. Our gross margin increased by $98.2 million, or 21.4%, to $557.2 million, or 25.3% of sales, during the 52 weeks ended April 28, 2018 from $459.1 million, or 24.5% of sales, during the 52 weeks ended April 29, 2017. Excluding the inventory valuation adjustment discussed below, the gross margin as a percentage of sales, increased to 25.4% during the 52 weeks ended April 28, 2018 from 24.5% during the 52 weeks ended April 29, 2017.
Retail
The following table summarizes the Retail cost of sales for the 52 weeks ended April 28, 2018 and April 29, 2017:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Related Sales	April 29, 2017	% of Related Sales
Product and other cost of sales	$1,418,618	78.6%	$1,272,018	77.9%
Rental cost of sales	123,697	56.4%	134,258	57.8%
Total Cost of Sales	$1,542,315	76.2%	$1,406,276	75.4%
The following table summarizes the Retail gross margin for the 52 weeks ended April 28, 2018 and April 29, 2017:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 28, 2018	% of Related Sales	April 29, 2017	% of Related Sales
Product and other gross margin	$386,778	21.4%	$361,072	22.1%
Rental gross margin	95,448	43.6%	98,223	42.2%
Gross Margin	$482,226	23.8%	$459,295	24.6%

Index to Form 10-K Index to FS

For the 52 weeks ended April 28, 2018, the Retail gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (70 basis points) due to lower margin rates (295 basis points), specifically for general merchandise and used textbooks, which were impacted by publisher price decreases and lower sales of underutilized inventory to third parties compared to the prior year due to inventory transfers to Wholesale, partially offset by lower costs related to our college and university contracts (130 basis points) and a favorable sales mix (95 basis points).

•
Rental gross margin increased (135 basis points), driven primarily by higher rental margin rates (90 basis points), lower costs related to our college and university contracts (40 basis points), and favorable sales mix (5 basis points).

Wholesale
The cost of sales and gross margin for Wholesale was $198.0 million or 76.7% of sales and $60.3 million or 23.3% of sales, respectively, during the 52 weeks ended April 28, 2018. The cost of sales and gross margin for Wholesale was $14.4 million or 97.3% of sales and $0.4 million or 2.7% of sales, respectively, during the 52 weeks ended April 29, 2017. The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of Wholesale from the acquisition date, February 27, 2017, to April 29, 2017, their lowest selling period during the fiscal year.
The margin was impacted by the incremental cost of sales of $3.3 million related to recording wholesale inventory at fair value as of the acquisition date. The non-cash fair value inventory adjustment of $3.3 million for Wholesale was recognized over six months from the date of acquisition and was allocated based on monthly sales. Excluding the $3.3 million inventory fair value amortization, cost of sales and gross margin for Wholesale was $194.7 million or 75.4% of sales and $63.6 million or 24.6% of sales, respectively, during the 52 weeks ended April 28, 2018.
DSS
Gross margin for the DSS segment was $15.4 million driven primarily by high margin Student Brands subscription service revenue earned from Student Brands acquisition date, August 3, 2017 to April 28, 2018. Operating costs for the Student Brands are recorded as selling and administrative expenses.
Intercompany Eliminations
During the 52 weeks ended April 28, 2018 and April 29, 2017, our sales eliminations were $95.1 million and $6.0 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 52 weeks ended April 28, 2018 and April 29, 2017, the cost of sales eliminations were $94.3 million and $5.3 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
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
During the 52 weeks ended April 28, 2018, selling and administrative expenses increased by $53.0 million, or 13.9%, to $433.8 million from $380.8 million during the 52 weeks ended April 29, 2017.
Retail
For the Retail Segment, selling and administrative expenses increased by $29.2 million, or 8.3%, to $381.0 million from $351.8 million during the 52 weeks ended April 29, 2017. The increase was primarily due a $22.6 million increase in expenses related to virtual bookstore and marketplace operations (full year Fiscal 2018 compared to partial period of February 27, 2017 to April 29, 2017 in Fiscal 2017 when the virtual bookstore operations were acquired from MBS), a $5.7 million increase in new physical store payroll and operating expenses (net of closed stores), as a result of a $52.3 million increase in new store sales (net of closed stores), and an increase of $6.6 million in corporate payroll and infrastructure costs, including increased costs associated with Promoversity and LoudCloud digital operations. These increases were partially offset by a $5.7 million decrease in comparable store payroll and operating expenses.

Index to Form 10-K Index to FS

Wholesale
For the Wholesale Segment, selling and administrative expenses were $22.8 million, or 8.8% of related sales, compared to $3.6 million, or 24.7% of related sales, during the 52 weeks ended April 29, 2017, which includes the financial results of wholesale business from the acquisition date of MBS, February 27, 2017 to April 29, 2017.
DSS
For the DSS Segment, selling and administrative expenses were $7.8 million during the 52 weeks ended April 28, 2018, which includes the financial results of Student Brands from the acquisition date, August 3, 2017 to April 28, 2018.
Corporate Services
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
Depreciation and amortization expense increased by $12.3 million, or 23.0%, to $65.6 million during the 52 weeks ended April 28, 2018 from $53.3 million during the 52 weeks ended April 29, 2017. This increase was primarily attributable to incremental depreciation and amortization expense resulting from the acquisitions of MBS Textbook Exchange, LLC and Student Brands, LLC associated with the property and equipment and identified intangibles recorded at fair value as of the respective acquisition dates and additional capital expenditures for physical bookstores.
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

Index to Form 10-K Index to FS

Our operating loss was $(262.7) million during the 52 weeks ended April 28, 2018 compared to operating income of $13.6 million during the 52 weeks ended April 29, 2017. This decrease was due to the matters discussed above. For the 52 weeks ended April 28, 2018, excluding the $313.1 million of goodwill impairment, the $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment, the restructuring and other charges of $5.4 million and transaction costs of $2.0 million, all discussed above, operating income was $61.2 million (or 2.8% of sales). For the 52 weeks ended April 29, 2017, excluding the restructuring costs and other charges of $1.8 million and the transaction costs of $9.6 million, discussed above, operating income was $25.0 million (or 1.3% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 28, 2018	April 29, 2017
Interest Expense, Net	$10,306	$3,464
Net interest expense increased by $6.8 million to $10.3 million during the 52 weeks ended April 28, 2018 from $3.5 million during the 52 weeks ended April 29, 2017 primarily due to increased borrowings as a result of acquisitions, as well as higher commitment fees for the full year in Fiscal 2018 under the Credit Facility and FILO Facility which was entered into during Fiscal 2017.
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
The effective tax rate for Fiscal 2018 is significantly lower as compared to the comparable prior year periods due to the tax benefit of the Tax Cuts and Jobs Act (the “Tax Legislation”), which lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. The combined benefit of our pre-tax book loss, plus the reduced U.S. income tax rate was partially offset by permanent differences, which includes the nondeductible portion of the goodwill impairment.
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
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Tax Legislation reduces the U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. As of April 28, 2018, we had not completed the accounting for the tax effects of enactment of the Act; however, as described below, we had made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). These amounts were provisional and subject to change within the measurement period proscribed by SAB 118 which is not to extend beyond one year from the enactment date. The most significant impact of the legislation for the Company was a $20.4 million reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%. We have provisionally recorded a liability associated with the one-time transition tax, however, such amount is not material.
Net (Loss) Income

	52 weeks ended
Dollars in thousands	April 28, 2018	April 29, 2017
Net (Loss) Income	$(252,566)	$5,361
As a result of the factors discussed above, we reported net loss of $(252.6) million during the 52 weeks ended April 28, 2018, compared with net income of $5.4 million during the 52 weeks ended April 29, 2017. Adjusted Earnings (non-GAAP) is $56.9

Index to Form 10-K Index to FS

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
Adjusted Earnings (non-GAAP)

Dollars in thousands	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net (loss) income	$(24,374)	$(252,566)	$5,361
Reconciling items, after-tax (below)	49,786	309,515	6,986
Adjusted Earnings (non-GAAP)	$25,412	$56,949	$12,347

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$57,748	$313,130	$—
Inventory valuation amortization (non-cash) (b)	—	3,273	—
Content amortization (non-cash) (c)	1,096	—	—
Restructuring and other charges (a)	7,233	5,429	1,790
Transaction costs (a)	654	2,045	9,605
Reconciling items, pre-tax	66,731	323,877	11,395
Less: Pro forma income tax impact (d)	16,945	14,362	4,409
Reconciling items, after-tax	$49,786	$309,515	$6,986

(a)	See Management Discussion and Analysis - Results of Operations discussion above.

(b)
For the 52 weeks ended April 28, 2018, gross margin excludes $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment related to the MBS acquisition in February 2017.

(c)	For the 52 weeks ended April 27, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(d)	Represents the income tax effects of the non-GAAP items.

Index to Form 10-K Index to FS

Adjusted EBITDA (non-GAAP)

Dollars in thousands	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net (loss) income	$(24,374)	$(252,566)	$5,361
Add:
Depreciation and amortization expense	65,865	65,586	53,318
Content amortization (non-cash) (a)	1,096	—
Interest expense, net	9,780	10,306	3,464
Income tax (benefit) expense	(13,060)	(20,443)	4,730
Impairment loss (non-cash) (b)	57,748	313,130	—
Inventory valuation amortization (non-cash) (c)	—	3,273	—
Restructuring and other charges (b)	7,233	5,429	1,790
Transaction costs (b)	654	2,045	9,605
Adjusted EBITDA (non-GAAP)	$104,942	$126,760	$78,268

(a)	For the 52 weeks ended April 27, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(b)	See Management Discussion and Analysis - Results of Operations discussion above.

(c)
For the 52 weeks ended April 28, 2018, gross margin excludes $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment related to the MBS acquisition in February 2017.

The following is Adjusted EBITDA by segment for Fiscal 2019, Fiscal 2018 and Fiscal 2017.

Adjusted EBITDA - by Segment	FISCAL YEAR 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (a)	Total Fiscal 2019
Sales	$1,889,008	$223,374	$21,339	$—	$(99,078)	$2,034,643
Cost of sales (a)	(1,436,684)	(167,033)	(666)	—	98,562	(1,505,821)
Gross profit	452,324	56,341	20,673	—	(516)	528,822
Selling and administrative expenses	363,230	21,323	14,504	24,873	(50)	423,880
Adjusted EBITDA (non-GAAP)	$89,094	$35,018	$6,169	$(24,873)	$(466)	$104,942

Adjusted EBITDA - by Segment	FISCAL YEAR 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (a)	Total Fiscal 2018
Sales	$2,024,541	$258,369	$15,762	$—	$(95,055)	$2,203,617
Cost of sales (b)	(1,542,315)	(194,768)	(359)	—	94,331	(1,643,111)
Gross profit	482,226	63,601	15,403	—	(724)	560,506
Selling and administrative expenses	380,984	22,752	7,844	22,166	—	433,746
Adjusted EBITDA (non-GAAP)	$101,242	$40,849	$7,559	$(22,166)	$(724)	$126,760

Adjusted EBITDA - by Segment	FISCAL YEAR 2017
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (a)	Total Fiscal 2017
Sales	$1,865,571	$14,758	$—	$—	$(5,967)	$1,874,362
Cost of sales	(1,406,276)	(14,355)	—	—	5,330	(1,415,301)
Gross profit	459,295	403	—	—	(637)	459,061
Selling and administrative expenses	351,771	3,649	—	25,373	—	380,793
Adjusted EBITDA (non-GAAP)	$107,524	$(3,246)	$—	$(25,373)	$(637)	$78,268

Index to Form 10-K Index to FS

(a) For the 52 weeks ended April 27, 2019, gross margin excludes $0.5 million and $0.6 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.

(b)
For the 52 weeks ended April 28, 2018, gross margin excludes $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment related to the MBS acquisition in February 2017. See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit agreement and short-term vendor financing. As of April 27, 2019, we had $133.5 million of borrowings outstanding under the Credit Agreement. On March 1, 2019, we entered an agreement to amend and extend the existing Credit Agreement, along with the FILO Facility, for similar amounts with favorable pricing terms, for a five year period. See Financing Arrangements discussion below.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2017, we repurchased 688,948 shares for approximately $6.7 million at a weighted average cost per share of $10.10. During Fiscal 2018 and Fiscal 2019, we did not purchase shares under the stock repurchase program. As of April 27, 2019, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2019, Fiscal 2018 and Fiscal 2017, we also repurchased 351,043 shares, 260,531 shares and 276,292 shares of our common stock, respectively, in connection with employee tax withholding obligations for vested stock awards.
Sources and Uses of Cash Flow

Dollars in thousands	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cash, cash equivalents, and restricted cash at beginning of period	$16,869	$21,697	$30,866
Net cash flows provided by operating activities	120,817	60,042	67,986
Net cash flows used in investing activities	(54,646)	(100,032)	(224,438)
Net cash flows (used in) provided by financing activities	(68,272)	35,162	147,283
Cash, cash equivalents, and restricted cash at end of period	$14,768	$16,869	$21,697
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during Fiscal 2019 were $120.8 million compared to $60.0 million during Fiscal 2018. This increase of $60.8 million was primarily due to lower net loss, and changes in deferred taxes and working capital.
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
Cash Flow from Investing Activities
Cash flows used in investing activities during Fiscal 2019 were $(54.7) million compared to $(100.0) million during Fiscal 2018. The decrease is primarily due to lower payments to acquire businesses, offset by higher capital expenditures and contractual

Index to Form 10-K Index to FS

capital investments associated with content development, digital initiatives, enhancements to internal systems, renewing existing contracts and new store construction.
Cash flows used in investing activities during Fiscal 2018 were $(100.0) million compared to $(224.4) million during Fiscal 2017. The decrease is to the acquisition of Student Brands for $57.4 million (cash consideration of $62.0 million, including cash acquired of $4.6 million) during Fiscal 2018 compared to cash consideration for the acquisition of MBS of $187.0 million during Fiscal 2017, higher capital expenditures primarily for MBS and contractual capital investments associated with renewing existing contracts, and new store construction, offset by lower deferred contract costs related to our bookstore contracts.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $46.4 million and $42.8 million, $34.7 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during Fiscal 2019 were $(68.3) million compared to cash flows provided by financing activities of $35.2 million during Fiscal 2018. This net change of $103.5 million is primarily due to decreased net borrowings of $99.7 million under the credit agreement and payment of deferred financing costs of $3.4 million.
Cash flows provided by financing activities during Fiscal 2018 were $35.2 million compared to cash flows used in financing activities of $147.3 million during Fiscal 2016. This net change of $112.1 million is primarily due to increased net borrowings outstanding under the credit agreement of $122.8 million (primarily to fund recent acquisitions), offset by decreased payments for Common Stock repurchased of $7.8 million during Fiscal 2018, and decreased payments for financing costs of $3.0 million.
Financing Arrangements
On March 1, 2019, we entered into an amendment to extend our original credit agreement (the “Credit Agreement”) that was entered on August 3, 2015 with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.
The March 1, 2019 amendment included an extension to the maturity date of the incremental first in, last out seasonal loan facility (the “FILO Facility”) that was entered into on February 27, 2017. The FILO Facility remains a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million.
During the 52 weeks ended April 27, 2019, we borrowed $521.2 million and repaid $584.1 million under the Credit Agreement, and had a net total of $133.5 million of outstanding borrowings as of April 27, 2019. As of April 27, 2019, we have issued $4.8 million in letters of credit under the facility.
During the 52 weeks ended April 28, 2018, we borrowed $674.5 million and repaid $637.7 million under the Credit Agreement, and had a net total of $196.4 million of outstanding borrowings as of April 28, 2018.
During Fiscal 2019, we incurred debt issuance costs totaling $3.4 million related to the March 1, 2019 Credit Facility amendment and recorded a write-off of $0.1 million of existing unamortized debt issuance costs. During Fiscal 2017, we incurred debt issuance costs totaling $2.9 million related to the FILO Facility. The debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the credit agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility, but excluding the equity interests in us and our subsidiaries, intellectual property, equipment and certain other property.
Interest under the Credit Facility accrues, at our election, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Credit Facility. Loans will initially bear interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.750% per annum and LIBOR plus 1.250% per annum (or between the alternate base rate plus 0.750% per annum and the alternate base rate plus 0.250% per annum), based upon the excess availability under the Credit Facility at such time.
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 2.750%. The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility were amended as part of the March 1, 2019 amendment to the Credit Facility and will decrease from $100 million to $75 million on August 1, 2019, from $75 million to $50 million on August

Index to Form 10-K Index to FS

1, 2020 and from $50 million to $25 million on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
The Credit Facility contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Company's cash.
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of April 27, 2019.
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
Income Tax Implications on Liquidity
As of April 27, 2019, other long-term liabilities includes $32.8 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.3 million of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Contractual Obligations
The following table sets forth our contractual obligations as of April 27, 2019 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (a)	$33.5	$33.5	$—	$—	$—
FILO Facility (a)	250.0	100.0	150.0	—	—
School management contract and other lease obligations (b)	766.9	138.5	254.1	213.2	161.1
Purchase obligations (c)	6.1	4.3	1.8	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (d) (e)	—	—	—	—	—
Total	$1,056.5	$276.3	$405.9	$213.2	$161.1

(a)
As of April 27, 2019, we had a total of $133.5 million of outstanding borrowings under the Credit Facility and FILO Facility. Excludes interest which is generally at a base rate of LIBOR, plus a variable rate. See Financing Arrangements discussion above for information about future borrowings and payments under the FILO Credit Facility.

(b)
Our contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 72% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 1.8% of the minimum rent payments under those leases.

(c)	Includes information technology contracts.

(d)	Other long-term liabilities excludes $32.8 million of tax liabilities related to the long-term tax payable associated with the

Index to Form 10-K Index to FS

LIFO reserve and $0.1 million of unrecognized tax benefits, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Income Tax Implications on Liquidity discussed above.

(e)	Other long-term liabilities excludes expected payments related to employee benefit plans. See Part II - Item 8. Financial Statements and Supplementary Data — Note 12. Employee Benefit Plans.
Off-Balance Sheet Arrangements
As of April 27, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Certain Relationships and Related Party Transactions
See Part II - Item 8. Financial Statements and Supplementary Data — Note 11. Related Party Transactions.
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

Index to Form 10-K Index to FS

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
Cost is determined primarily by the retail inventory method for our Retail Segment and last-in first out, or “LIFO”, method for our Wholesale Segment. Our textbook inventories, for Retail Segment and Wholesale Segment, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2019, Fiscal 2018 and Fiscal 2017.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $4.0 million in Fiscal 2019.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.8 million in Fiscal 2019.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 1% change in rental cost of goods sold would have affected pre-tax earnings by approximately $0.6 million in Fiscal 2019.
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

Index to Form 10-K Index to FS

Stock-Based Compensation
The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. See Part II - Item 8. Financial Statements and Supplementary Data — Note 13. Stock-Based Compensation for a further discussion of our stock-based incentive plan. We are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If their actual forfeiture rate is materially different from their estimate, our stock-based compensation expense could be significantly different from what we recorded in the current period. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense would have affected pre-tax earnings by approximately $0.9 million in Fiscal 2019.
Evaluation of Other Long-Lived Assets Impairment
Our other long-lived assets include property and equipment and amortizable intangibles. As of April 27, 2019, we had $109.8 million and $195.0 million of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our consolidated balance sheet.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fourth quarter of Fiscal 2019, in conjunction with the interim goodwill impairment test noted below, as well as operational changes in certain long-lived asset groups, we evaluated certain of our long-lived assets for impairment.
We evaluated long-lived assets for impairment at the lowest asset group level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to their fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. During the fourth quarter of Fiscal 2019, in conjunction with the change to reporting segments and the interim goodwill impairment test noted below, as well as operational changes in certain long-lived asset groups, we evaluated certain of our long-lived assets for impairment and recognized an impairment loss of $8.4 million, comprised of $8.1 million of intangible assets, primarily acquired technology, and $0.3 million of property and equipment related to our LoudCloud and Promoversity operations. These long-lived assets were not recoverable and had a de minimis fair value, as determined using the relief-from-royalty and income approaches, resulting in a non-cash impairment charge for the full carrying value of those long-lived assets. See Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for additional information related to impairment charges.
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2019.
Impairment losses related to school contracts are included in selling and administrative expenses totaled $0, $0, and $0.02 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Evaluation of Goodwill Impairment
We completed our annual goodwill impairment test with the assistance of a third-party valuation firm, as of the first day of the third quarter of Fiscal 2019 for our reporting units as they existed at that date. Based on the quantitative test performed, the fair value of the MBS and DSS reporting units exceeded their carrying values; therefore, no goodwill impairment was recognized for these reporting units. While the carrying value of the BNC reporting unit exceeded its fair value, there was no goodwill allocated to the reporting unit as of the Fiscal 2019 annual goodwill impairment test date.
During the fourth quarter of Fiscal 2019, due to the change in our reporting segments, we determined that there had been a change to our previous MBS and BNC reporting units. We performed an interim qualitative assessment related to the MBS reporting unit prior to the change in reporting segments. Qualitative factors that we considered as part of our assessment include a change in our weighted cost of capital, industry and market conditions, macroeconomic conditions and financial performance of our businesses. After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of the MBS reporting unit was less than its carrying value. We then reassigned the assets and liabilities, including goodwill, from the former MBS reporting unit to the new Retail and Wholesale reporting units. The goodwill was reallocated using a relative fair value allocation approach (see below for discussion related to the income approach).
Upon reallocating the goodwill, we performed an interim quantitative assessment and determined that the revised carrying values of the Retail and Wholesale reporting units exceeded their respective fair values. After confirming that the long-lived assets

Index to Form 10-K Index to FS

of the respective reporting units were recoverable, we recognized a total goodwill impairment (non-cash impairment loss) of $49.3 million in Fiscal 2019, consisting of the full carrying value of the goodwill within the Retail and Wholesale reporting units.
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
We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach and the market approach for our annual impairment testing and using the income approach for our interim impairment test. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates, market data, and other observable trends, such as comparable store sales trends, recent changes in publisher relationships, and development of innovative digital products and services in the rapidly changing education landscape. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of cash flows and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium.
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
The Tax Cuts and Jobs Act (the “Act”), which was enacted in December 2017, had a substantial impact on our income tax benefit for the fiscal year ended April 28, 2018. During the fiscal year ended April 27, 2019, we finalized the accounting of the effects on existing deferred tax balances and the one-time transition tax in accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act.” We expect to meaningfully benefit from the Act in future periods. See Item 8. Financial Statements and Supplementary Data — Note 14. Income Taxes to the consolidated financial statements for further detail.

Index to Form 10-K Index to FS

Recent Accounting Pronouncements
See Item 8. Financial Statements and Supplementary Data — Note 3. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of April 27, 2019, our cash and cash equivalents totaled approximately $14.0 million. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would not have materially affected interest income in Fiscal 2019.
We may from time to time borrow money under the Credit Facility and FILO Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings outstanding under the Credit Facility and FILO Facility. We had $133.5 million of borrowings outstanding under Credit Facility and FILO Facility at April 27, 2019. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would affect interest expense by approximately less than $0.1 million in Fiscal 2019.
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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barnes & Noble Education, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of April 27, 2019 and April 28, 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 27, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2019 and April 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 25, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.

Iselin, New Jersey
June 25, 2019

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	52 weeks ended	52 weeks ended	52 weeks ended
	April 27, 2019	April 28, 2018	April 29, 2017
Sales:
Product sales and other	$1,838,760	$1,984,472	$1,641,881
Rental income	195,883	219,145	232,481
Total sales	2,034,643	2,203,617	1,874,362
Cost of sales:
Product and other cost of sales	1,395,339	1,522,687	1,281,043
Rental cost of sales	111,578	123,697	134,258
Total cost of sales	1,506,917	1,646,384	1,415,301
Gross profit	527,726	557,233	459,061
Selling and administrative expenses	423,880	433,746	380,793
Depreciation and amortization expense	65,865	65,586	53,318
Impairment loss (non-cash)	57,748	313,130	—
Restructuring and other charges	7,233	5,429	1,790
Transaction costs	654	2,045	9,605
Operating (loss) income	(27,654)	(262,703)	13,555
Interest expense, net	9,780	10,306	3,464
Income (loss) before income taxes	(37,434)	(273,009)	10,091
Income tax (benefit) expense	(13,060)	(20,443)	4,730
Net (loss) income	$(24,374)	$(252,566)	$5,361

(Loss) Earnings per share of Common Stock
Basic	$(0.52)	$(5.40)	$0.12
Diluted	$(0.52)	$(5.40)	$0.11
Weighted average shares of Common Stock outstanding:
Basic	47,306	46,763	46,317
Diluted	47,306	46,763	46,763
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	April 27, 2019	April 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,013	$16,126
Receivables, net	98,246	100,060
Merchandise inventories, net	420,322	443,559
Textbook rental inventories	47,001	47,779
Prepaid expenses and other current assets	11,778	11,847
Total current assets	591,360	619,371
Property and equipment, net	109,777	111,287
Intangible assets, net	194,978	219,129
Goodwill	4,700	49,282
Deferred tax assets, net	2,425	—
Other noncurrent assets	42,940	40,142
Total assets	$946,180	$1,039,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,818	$187,909
Accrued liabilities	121,720	125,556
Short-term borrowings	100,000	100,000
Total current liabilities	408,538	413,465
Long-term deferred taxes, net	—	2,106
Other long-term liabilities	53,514	59,277
Long-term borrowings	33,500	96,400
Total liabilities	495,552	571,248
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 51,030 and 50,032 shares, respectively; outstanding, 47,563 and 46,917 shares, respectively	510	501
Additional paid-in capital	726,331	717,323
Accumulated deficit	(244,577)	(220,203)
Treasury stock, at cost	(31,636)	(29,658)
Total stockholders' equity	450,628	467,963
Total liabilities and stockholders' equity	$946,180	$1,039,211
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	April 27, 2019	April 28, 2018	April 29, 2017
Cash flows from operating activities:
Net (loss) income	$(24,374)	$(252,566)	$5,361
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization expense	65,865	65,586	53,318
Content amortization expense	1,096	—	—
Amortization of deferred financing costs	1,550	1,502	792
Impairment loss (non-cash)	57,748	313,130	—
Deferred taxes	(4,531)	(14,765)	(11,961)
Stock-based compensation expense	9,017	8,459	9,366
Changes in other long-term liabilities and other	(6,314)	(36,823)	14,235
Changes in other operating assets and liabilities, net	20,760	(24,481)	(3,125)
Net cash flows provided by operating activities	120,817	60,042	67,986
Cash flows from investing activities:
Purchases of property and equipment	(46,420)	(42,809)	(34,670)
Acquisition of business, net of cash and restricted cash acquired	(10,000)	(58,259)	(186,720)
Changes in other noncurrent assets and other	1,774	1,036	(3,048)
Net cash flows used in investing activities	(54,646)	(100,032)	(224,438)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	521,200	674,500	312,700
Repayments of borrowings under Credit Agreement	(584,100)	(637,700)	(153,100)
Payment of deferred financing costs	(3,395)	—	(2,912)
Purchase of treasury shares	(1,977)	(1,638)	(9,405)
Net cash flows (used in) provided by financing activities	(68,272)	35,162	147,283
Net decrease in cash, cash equivalents, and restricted cash	(2,101)	(4,828)	(9,169)
Cash, cash equivalents, and restricted cash at beginning of period	16,869	21,697	30,866
Cash, cash equivalents, and restricted cash at end of period	$14,768	$16,869	$21,697
Changes in other operating assets and liabilities, net:
Receivables, net	$1,814	$(13,670)	$(6,407)
Merchandise inventories	23,237	(9,495)	6,197
Textbook rental inventories	778	5,047	(4,150)
Prepaid expenses and other current assets	69	(2,648)	(2,834)
Accounts payable and accrued liabilities	(5,138)	(3,715)	4,069
Changes in other operating assets and liabilities, net	$20,760	$(24,481)	$(3,125)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$8,589	$8,035	$2,082
Income taxes paid (net of refunds)	$10,277	$25,549	$1,473
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2017	49,372	$494	$708,871	$32,363	2,855	$(28,020)	$713,708
Stock-based compensation expense			8,459				8,459
Vested equity awards	660	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					260	(1,638)	(1,638)
Net loss				(252,566)			(252,566)
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			9,017				9,017
Vested equity awards	998	9	(9)				—
Shares repurchased for tax withholdings for vested stock awards					352	(1,978)	(1,978)
Net loss				(24,374)			(24,374)
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except share and per share data)
Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC. References to “Student Brands” refer to our direct-to-student subscription-based writing services business operated through our subsidiary Student Brands, LLC.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,448 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The Barnes & Noble and MBS brands are virtually synonymous with bookselling, and, we believe, are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
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
Prior to the fourth quarter of fiscal year 2019, we had three reportable segments: BNC, MBS, and Digital Student Solutions (“DSS”). During the fourth quarter of fiscal year 2019, in an effort to streamline our retail go-to-market strategy, reinforce our company branding, and more efficiently focus our product development efforts, we realigned our business and sales organization into the following three reportable segments: Retail, Wholesale and DSS. The Retail Segment combines the operations of the former BNC segment with MBS Direct (from the former MBS segment), the Wholesale Segment is comprised of the MBS wholesale business (from the former MBS segment), and the DSS Segment remains unchanged. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended April 27, 2019 (“Fiscal 2019”), 52 weeks ended April 28, 2018 (“Fiscal 2018”), and 52 weeks ended April 29, 2017 (“Fiscal 2017”).
For certain of our retail operations, sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials for the typical academic year, and lowest in the first and fourth fiscal quarters. Sales attributable to our wholesale business are generally highest in our first and third quarter, as it sells textbooks and other course materials for retail distribution. Our DSS sales and operating profit are realized relatively consistently throughout the year.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Consolidation
The results of operations reflected in our consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements include acquisitions effective their respective acquisition date.

•	The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.

•	The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

•	The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017.
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Effective in the fourth quarter of Fiscal 2019, we have three reportable segments: Retail, Wholesale, and DSS, as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting. Prior to the fourth quarter of Fiscal 2019, BNC, MBS and DSS were previously our only reportable segments. Prior periods presented reflect the segment changes.
Cash and Cash Equivalents
We consider all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash of $755 and $742 is included in other noncurrent assets in the consolidated balance sheet as of April 27, 2019 and April 29, 2018, respectively. These funds are amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivables are as follows:

	As of
	April 27, 2019	April 28, 2018
Trade accounts	$74,311	$67,634
Advances for book buybacks	6,339	9,554
Credit/debit card receivables	4,173	3,824
Other receivables	13,423	19,048
Total receivables, net	$98,246	$100,060
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $2,135, and $2,083 for Fiscal 2019 and Fiscal 2018, respectively.

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
Cost is determined primarily by the retail inventory method for our Retail segment and last-in first out, or “LIFO”, method for our Wholesale segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2019, Fiscal 2018 and Fiscal 2017.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. The Retail Segments four largest suppliers, excluding the supply sourced from our Wholesale Segment, accounted for approximately 37.4% of our merchandise purchased during the 52 weeks ended April 27, 2019. For our Wholesale Segment, the four largest suppliers, excluding textbooks purchased from students at our Retail Segment's bookstores, accounted for approximately 34.0% of merchandise purchases during the 52 weeks ended April 27, 2019.
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
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $44,550, $46,531, and$41,224 of depreciation expense for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Content development costs are primarily related to bartleby.com textbook solutions which was launched in Fiscal 2019. Content amortization is computed using the straight-line method over estimated useful lives. Amortization of content development costs is recorded to cost of goods sold. We had $1,096, $0 and $0 of content amortization expense for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	April 27, 2019	April 28, 2018
Property and equipment:
Leasehold improvements	(a)	$148,015	$148,413
Machinery, equipment and display fixtures	3 - 5	240,171	237,823
Computer hardware and capitalized software costs	(b)	136,267	123,575
Office furniture and other	2 - 7	59,327	54,477
Content development costs	3 - 5	11,593	514
Construction in progress		5,499	6,546
Total property and equipment		600,872	571,348
Less accumulated depreciation and amortization		491,095	460,061
Total property and equipment, net		$109,777	$111,287

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

(a)	Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from one to 15 years.

(b)
System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 2 - 5 years.

Other Long-Lived Assets
Our other long-lived assets include property and equipment and amortizable intangibles. We had $194,978 and $219,129 of amortizable intangible assets, net of amortization, as of April 27, 2019 and April 28, 2018, respectively. These amortizable intangible assets relate primarily to our customer and bookstore relationships with our colleges and university clients, and technology acquired. For additional information related to amortizable intangibles, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Supplementary Information - Intangible Assets.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fourth quarter of Fiscal 2019, in conjunction with the change to reporting segments and the interim goodwill impairment test noted below, as well as operational changes in certain long-lived asset groups, we evaluated certain of our long-lived assets for impairment and recognized an impairment loss of $8,466, comprised of $8,138 of intangible assets, primarily acquired technology, and $328 of property and equipment related to our LoudCloud and Promoversity operations. These long-lived assets were not recoverable and had a de minimis fair value, as determined using the relief-from-royalty and income approaches (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets. See Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Supplementary Information - Intangible Assets.
In addition, in conjunction with the fourth quarter goodwill impairment test noted below, we evaluated certain of our other long-lived assets associated with our Retail and Wholesale segments for impairment. We evaluated the long-lived assets of these reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Based on the results of the tests, an impairment loss calculation was not required as the estimated future undiscounted cash flows of the identified asset groups exceeded the carrying amount of the respective asset group. Impairment losses related to school contracts included in selling and administrative expenses totaled $0, $0, and $23 during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. We completed our annual goodwill impairment test with the assistance of a third-party valuation firm, as of the first day of the third quarter of Fiscal 2019 for our reporting units as they existed at that date. Based on the quantitative test performed, the fair value of the MBS and DSS reporting units (as they existed at that date) exceeded their carrying values; therefore, no goodwill impairment was recognized for these reporting units. While the carrying value of the BNC reporting unit (as it existed at that date) exceeded its fair value, there was no goodwill allocated to the reporting unit as of the Fiscal 2019 annual goodwill impairment test date.
During the fourth quarter of Fiscal 2019, due to the change in our reporting segments, we determined that there had been a change to our previous MBS and BNC reporting units. See Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting. We performed an interim qualitative assessment related to the MBS reporting unit prior to the change in reporting segments. Qualitative factors that we consider as part of our assessment include a change in our weighted cost of capital, industry and market conditions, macroeconomic conditions and financial performance of our businesses. After assessing these events and circumstances, we determined that it was not more likely than not that the fair value of the MBS reporting unit was less than its carrying value. We then reassigned the assets and liabilities, including goodwill, from the former MBS reporting unit to the new Retail and Wholesale reporting units. Using the assistance of a third-party valuation firm, we assessed the relative fair value of the $49,282 total goodwill associated with the MBS reporting unit (as it existed at that date) and allocated $20,538 of goodwill to the Retail Segment and $28,744 of goodwill to the Wholesale Segment. Upon reallocating the goodwill, we performed an interim quantitative assessment using the income approach (Level 3 inputs) and determined that the revised carrying values of the Retail and Wholesale reporting units exceeded their respective fair values. After confirming that the long-lived assets of the respective reporting units were recoverable, we recognized a total goodwill impairment (non-cash impairment loss) of $49,282 in Fiscal 2019, consisting of the full carrying value of the goodwill allocated to Retail and Wholesale reporting units.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

In Fiscal 2018, the carrying value of the BNC reporting unit (as it existed at that date) exceeded its fair value and we recognized a goodwill impairment (non-cash impairment loss) of $313,130.
As of April 27, 2019, we had $0, $0 and $4,700 of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively. As of April 28, 2018, we had $49,282, $0 and $0 of goodwill on our consolidated balance sheets remaining related to our MBS, BNC and DSS reporting units (as they existed at that date), respectively.
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
Stock-Based Compensation
We have granted awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”) and performance share units (“PSU”). We have not granted options under the Equity Incentive Plan. See Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Stock-Based Compensation for a further discussion of our stock-based incentive plan.
We recognize compensation expense for awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense based on the number of awards expected to vest using an estimated average forfeiture rate. We calculate the fair value of stock-based awards based on the closing price on the date the award was granted for awards with only performance or service conditions. For those awards with market conditions, we have determined the grant date fair value using the Monte Carlo simulation model.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $10,636, $10,691, and $7,437 during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

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
As of April 27, 2019, other long-term liabilities includes $32,847 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,260 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Earnings Per Common Share
Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of our stock based compensation. See Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Equity and Earnings Per Share for further information regarding the calculation of basic and diluted earnings per common share.
Note 3. Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We are required to adopt this standard in the first quarter of Fiscal 2021 and early adoption is permitted. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating this standard to determine the impact of adoption on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-01”) to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. We will adopt this standard in the first quarter of Fiscal 2020 using a modified retrospective basis applied as of the period of adoption (i.e., on the effective date), with no restatement of prior periods, and we will elect the package of practical expedients permitted under the transition guidance. Although we have not yet finalized our evaluation of the guidance, we believe the most significant impact will be the recognition of right of use assets and liabilities on our consolidated balance sheet. We expect our lease obligations and right-of-use assets to be reported on the consolidated balance sheets for leases designated as operating leases to be in the range of $255,000 to $315,000 upon final adoption. We have collected relevant data for all of our leases and are currently in the process of validating lease data and updating processes and internal controls to meet the accounting, reporting and disclosure requirements.
Note 4. Acquisitions
Acquisitions
PaperRater
On August 21, 2018, we acquired the assets of PaperRater in the DSS Segment. PaperRater is a leading website that offers students a suite of writing services aimed at improving multiple facets of writing. PaperRater's services include plagiarism detection, grammar feedback, and an AI-based writing score predictor, and are highly complementary to Student Brands' existing writing service offerings. PaperRater adds millions of pieces of content, from essays and dissertations to personal narratives and speeches, to our growing digital content library.

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
Student Brands, LLC
On August 3, 2017, we acquired 100% of the equity interests of Student Brands in the DSS Segment. Student Brands operates multiple direct-to-student businesses focused on study tools and writing help, all centered on assisting students with the writing process. We completed the purchase for cash consideration of $61,997, including cash acquired of $4,626, and the transaction was funded from cash on-hand and availability under our existing Credit Agreement. The final purchase price allocation was as follows: $28,300 intangible assets, $1,593 acquired working capital and $31,782 goodwill. This acquisition is not material to our consolidated financial statements and therefore, disclosure of pro forma financial information has not been presented. The results of operations reflect the period of ownership of the acquired business. Identified intangible assets include the following:

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
See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Pronouncements for information related to subsequent goodwill impairment evaluations.
The consolidated financial statements for the 52 weeks ended April 29, 2017 include the financial results of MBS from the acquisition date, February 27, 2017, to April 29, 2017, including sales of $34,091 and net loss of $(2,630). As the acquisition was material to our consolidated financial statements, the following represents the pro forma consolidated income statement as if MBS had been included in the consolidated results for the entire fiscal year for Fiscal 2017:

Pro forma consolidated income statement
52 weeks ended
April 29, 2017
Sales	$2,247,825
Net income	$32,055
These amounts have been calculated after applying our accounting policies and adjusting the results of MBS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on May 1, 2016, and includes the elimination of all significant intercompany accounts and transactions, together with the consequential tax effects.

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
We have analyzed the impacts of the guidance across all of our revenue streams and have adopted the standard using the modified retrospective method effective with the first quarter of Fiscal 2019. Financial results for reporting periods beginning after April 28, 2018 are presented in accordance with Topic 606, while comparative period information continues to reflect our historic accounting under the accounting standards in effect for those periods. There was no cumulative change to retained earnings as a result of adopting the guidance. We reclassified the product return asset of $2,610 from Merchandise Inventories, Net to Prepaid Expenses and Other Current Assets on the consolidated balance sheets for the period ended April 28, 2018.
See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Pronouncements for additional information related to our revenue recognition policies and Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting for a description of each segments product and service offerings.
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	52 weeks ended
	April 27, 2019	April 28, 2018	April 29, 2017
Retail
Product Sales	$1,646,917	$1,753,528	$1,594,116
Rental Income	195,883	219,145	232,481
Service and Other Revenue (a)	46,208	51,868	38,974
Retail Total Sales	$1,889,008	$2,024,541	$1,865,571
Wholesale Sales	$223,374	$258,369	$14,758
DSS Sales (b)	$21,339	$15,762	$—
Eliminations (c)	$(99,078)	$(95,055)	$(5,967)
Total Sales	$2,034,643	$2,203,617	$1,874,362

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (Unbilled Receivables) were $0 as of both April 27, 2019 and April 28, 2018 on our consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (Deferred Revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $20,418 and $20,144 is recorded within Accrued Liabilities on our consolidated balance sheets for the periods ended April 27, 2019 and April 28, 2018, respectively. The following table presents changes in contract liabilities during the fiscal year ended April 27, 2019:

Fiscal Year Ended
April 27, 2019
Deferred revenue at the beginning of period	$20,144
Additions to deferred revenue during the period	212,424
Reductions to deferred revenue for revenue recognized during the period	(212,150)
Deferred revenue balance at the end of period	$20,418
As of April 27, 2019, we expect to recognize $20,418 of the deferred revenue balance within in the next 12 months.
Note 6. Segment Reporting
Prior to the fourth quarter of Fiscal 2019, we had three reportable segments: BNC, MBS, and DSS. During the fourth quarter of Fiscal 2019, in an effort to streamline our retail go-to-market strategy, reinforce our company branding, and more efficiently focus our product development efforts, we realigned our business and sales organization into the following three reportable segments: Retail, Wholesale and DSS. The Retail Segment combines the operations of the former BNC segment with MBS Direct (from the former MBS segment), the Wholesale Segment is comprised of the MBS wholesale business (from the former MBS segment), and the DSS Segment remains unchanged.
Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about this segments operations, see Part I - Item 1. Business.
Retail Segment
The Retail Segment operates 1,448 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 676 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,500 physical bookstores, including our Retail Segment's 772 physical bookstores. Our Wholesale business also sources and distributes new and

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

used textbooks to our 676 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
DSS Segment
The Digital Student Solutions (“DSS”) Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, tutoring and test prep services.
Corporate Services
Corporate Services represents unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Eliminations
The eliminations are primarily related to the following intercompany activities:

•	The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale, and

•
These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.

Our international operations are not material and the majority of the revenue and total assets are within the United States.

	As of
	April 27, 2019	April 28, 2018
Total Assets
Retail (includes goodwill of $0 and $20,538, respectively)	$707,975	$771,140
Wholesale (includes goodwill of $0 and $28,743, respectively)	191,976	235,760
DSS (includes goodwill of $4,700 and $0, respectively)	40,543	28,564
Corporate Services	5,686	3,747
Total Assets	$946,180	$1,039,211

	52 weeks ended
	April 27, 2019	April 28, 2018	April 29, 2017
Capital Expenditures
Retail	$33,008	$38,598	$34,536
Wholesale	1,824	1,559	117
DSS (a)	11,444	2,620	—
Corporate Services	144	32	17
Total Capital Expenditures	$46,420	$42,809	$34,670

(a) Primarily comprised of content development costs for bartleby.com textbook solutions which was launched in Fiscal 2019.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Summarized financial information for our reportable segments is reported below:

	52 weeks ended
	April 27, 2019(a)	April 28, 2018(b)	April 29, 2017(c)
Sales:
Retail	$1,889,008	$2,024,541	$1,865,571
Wholesale	223,374	258,369	14,758
DSS	21,339	15,762	—
Eliminations	(99,078)	(95,055)	(5,967)
Total Sales	$2,034,643	$2,203,617	$1,874,362

Gross Profit
Retail	$451,871	$482,226	$459,295
Wholesale	56,341	60,328	403
DSS	20,030	15,403	—
Eliminations	(516)	(724)	(637)
Total Gross Profit	$527,726	$557,233	$459,061

Depreciation and Amortization
Retail	$51,728	$53,955	$52,102
Wholesale	6,014	6,188	1,024
DSS	7,974	5,253	—
Corporate Services	149	190	192
Total Depreciation and Amortization	$65,865	$65,586	$53,318

Operating (Loss) Income
Retail (d)	$3,751	$(265,843)	$53,316
Wholesale (d)	(2,131)	31,388	(11,237)
DSS	(3,345)	226	—
Corporate Services	(25,463)	(27,750)	(27,887)
Eliminations	(466)	(724)	(637)
Total Operating (Loss) Income (d)	$(27,654)	$(262,703)	$13,555

The following is a reconciliation of segment Operating Income to consolidated Income Before Income Taxes
Total Operating (Loss) Income	$(27,654)	$(262,703)	$13,555
Interest Expense, net	(9,780)	(10,306)	(3,464)
Total (Loss) Income Before Income Taxes	$(37,434)	$(273,009)	$10,091

(a)
We acquired PaperRater on August 21, 2018. The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.

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

(d)	In Fiscal 2019, we recorded goodwill impairment (non-cash impairment loss) of $20,538 and $28,744 in our Retail and Wholesale Segments, respectively.
In Fiscal 2018, we recorded a goodwill impairment (non-cash impairment loss) of $313,130 in our Retail Segment (prior BNC segment) based on the results of our annual goodwill impairment test.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 7. Equity and Earnings Per Share
Equity
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 27, 2019, 47,562,947 shares of our common stock and 0 shares of our preferred stock were issued and outstanding. Our common stock trades on the NYSE under the symbol “BNED”.
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
We have reserved 10,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Stock-Based Compensation.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which includes a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 52 weeks ended April 27, 2019 and April 28, 2018, we did not purchase shares under the stock repurchase program. During the 52 weeks ended April 29, 2017, we repurchased 688,948 shares for approximately $6,718 at a weighted average cost per share of $10.10. As of April 27, 2019, approximately $26,669 remains available under the stock repurchase program.
During the 52 weeks ended April 27, 2019, April 28, 2018 and April 29, 2017, we also repurchased 351,043 shares, 260,531 shares and 276,292 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Dividends
We paid no dividends to common stockholders during Fiscal 2019, Fiscal 2018 and Fiscal 2017. We do not intend to pay dividends on our common stock in the foreseeable future.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2019, Fiscal 2018 and Fiscal 2017, average shares of 2,939,089, 2,494,799 and 375,457 were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The following is a reconciliation of the basic and diluted earnings per share calculation:

(shares in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Numerator for basic earnings per share:
Net (loss) income	$(24,374)	$(252,566)	$5,361
Less allocation of earnings to participating securities	—	—	(3)
Net (loss) income available to common shareholders	$(24,374)	$(252,566)	$5,358

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(24,374)	$(252,566)	$5,358
Allocation of earnings to participating securities	—	—	3
Less diluted allocation of earnings to participating securities	—	—	(3)
Net (loss) income available to common shareholders	$(24,374)	$(252,566)	$5,358

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	47,306	46,763	46,317

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	47,306	46,763	46,317
Average dilutive restricted stock units	—	—	389
Average dilutive performance shares	—	—	40
Average dilutive restricted shares	—	—	17
Average dilutive performance share units	—	—	—
Average dilutive options	—	—	—
Diluted weighted average shares of Common Stock	47,306	46,763	46,763

(Loss) Earnings per share of Common Stock:
Basic	$(0.52)	$(5.40)	$0.12
Diluted	$(0.52)	$(5.40)	$0.11

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
For nonrecurring fair value measurements associated with impairment testing performed during Fiscal 2019, refer to Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Other Long-lived Assets and Note 2. Summary of Significant Accounting Policies - Goodwill where we determined the fair value of impaired assets using Level 3 inputs.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 9. Credit Facility
On March 1, 2019, we entered into an amendment to extend our original credit agreement (the “Credit Agreement”) that was entered on August 3, 2015 with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, from time to time party thereto, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.
The March 1, 2019 amendment included an extension to the maturity date of the incremental first in, last out seasonal loan facility (the “FILO Facility”) that was entered into on February 27, 2017. The FILO Facility remains a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000.
As of April 27, 2019, we had outstanding borrowings of $33,500 and $100,000 under the Credit Facility and FILO Facility, respectively. As of April 28, 2018, we had outstanding borrowings of $96,400 and $100,000 under the Credit Facility and FILO Facility, respectively.
During the 52 weeks ended April 27, 2019, we borrowed $521,200 and repaid $584,100 under the Credit Agreement, and had a net total of $133,500 of outstanding borrowings as of April 27, 2019. As of both April 27, 2019 and April 28, 2018, we issued $4,759 in letters of credit under the Credit Facility, respectively. During Fiscal 2018, we borrowed $674,500 and repaid $637,700 under the Credit Facility. During Fiscal 2017, we borrowed $312,700 and repaid $153,100 under the Credit Agreement.
During Fiscal 2019, we incurred debt issuance costs totaling $3,395 related to the March 1, 2019 Credit Facility amendment and recorded a write-off of $118 of existing unamortized debt issuance costs. During Fiscal 2017, we incurred debt issuance costs totaling $2,912 related to the FILO Facility. The debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility, but excluding the equity interests in us and our subsidiaries, intellectual property, equipment and certain other property.
Interest under the Credit Facility accrues, at our election, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Credit Facility. Loans will initially bear interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.750% per annum and LIBOR plus 1.250% per annum (or between the alternate base rate plus 0.750% per annum and the alternate base rate plus 0.250% per annum), based upon the excess availability under the Credit Facility at such time.
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 2.750%. The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility were amended as part of the March 1, 2019 amendment to the Credit Facility and will decrease from $100,000 to $75,000 on August 1, 2019, from $75,000 to $50,000 on August 1, 2020 and from $50,000 to $25,000 on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
The Credit Facility contains customary negative covenants, which limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Company's cash.
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of April 27, 2019.

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
Note 10. Supplementary Information
Impairment Loss (non-cash)
During the 52 weeks ended April 27, 2019, we recorded an impairment loss (non-cash) of $57,748, comprised of $49,282 of goodwill and $8,466 of long-lived assets. During the 52 weeks ended April 28, 2018, we recorded an impairment loss (non-cash) of $313,130 related to goodwill. For information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
Restructuring and Other Charges
Restructuring
During the 52 weeks ended April 27, 2019, we recognized expenses totaling $4,554, which is comprised of severance and transition payments related to senior management changes, and other employee termination and benefit costs. Mr. Patrick Maloney resigned as Executive Vice President, Operations of the Company and President, BNC effective as of April 27, 2019, resulting in $2,500 of severance and transition payments. For additional information, see the Form 8-K dated December 13, 2018, filed with the SEC on December 18, 2018. Additionally, as part of the our cost reduction objectives, various positions were eliminated, resulting in approximately $2,054 in employee termination costs.
During the 52 weeks ended April 28, 2018, we recognized expenses totaling $5,429, which is primarily comprised of severance and transition payments, as well as related expenses, resulting from the resignation of Mr. Max J. Roberts as Chief Executive Officer of the Company. Mr. Michael P. Huseby was appointed to the position of Chief Executive Officer and Chairman of the Board, both effective as of September 19, 2017. For additional information, see the Form 8-K dated July 19, 2017, filed with the SEC on July 20, 2017.
Other Charges
During the 52 weeks ended April 27, 2019, we recognized other charges totaling $2,679, primarily comprised of $2,274 in an actuarial loss for a retirement benefit plan (non-cash), $281 related to additional liabilities for a facility closure, and a write-off of $118 of existing unamortized debt issuance costs.
Intangible Assets
Amortizable intangible assets as of April 27, 2019 and April 28, 2018 are as follows:

		As of April 27, 2019
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	1 - 15	$271,800	$(101,781)	$170,019
Content	3 - 4	19,400	(5,728)	13,672
Technology (a)	1 - 3	9,500	(3,883)	5,617
Other (b)	1 - 9	9,831	(4,161)	5,670
		$310,531	$(115,553)	$194,978

(a)	See Impairment Loss (non-cash) discussion above.

(b)	Other consists of recognized intangibles for non-compete agreements, trade names, and favorable leasehold interests.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

		As of April 28, 2018
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	1 - 16	$272,419	$(89,767)	$182,652
Content	4	14,500	(2,175)	12,325
Technology	2 - 8	20,100	(4,080)	16,020
Other (a)	1 - 9	10,853	(2,721)	8,132
		$317,872	$(98,743)	$219,129

(a)	Other consists of recognized intangibles for non-compete agreements, trade names and favorable leasehold interests.
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended April 27, 2019	$21,314
For the 52 weeks ended April 28, 2018	$19,056
For the 52 weeks ended April 29, 2017	$12,095

Estimated Amortization Expense: (Fiscal Year)
2020	$19,524
2021	$17,744
2022	$17,410
2023	$14,032
2024	$12,102
After 2024	$114,166

For additional information about intangible assets, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 4. Acquisitions.
Goodwill
The following table details the changes in carrying value of goodwill (including foreign currency translation):

Balance at April 29, 2017	$329,467
Goodwill related to Student Brands acquisition	31,782
Goodwill related to MBS measurement period adjustment	1,163
Impairment loss (non-cash) (a)	(313,130)
Balance at April 29, 2018	$49,282
Goodwill related to PaperRater acquisition	4,700
Impairment loss (non-cash) (a)	(49,282)
Balance at April 27, 2019	$4,700

(a)	See Impairment Loss (non-cash) discussion above.
As of April 27, 2019, goodwill of approximately $79,578 was deductible for federal income tax purposes.
For additional information related to goodwill, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 4. Acquisitions.

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
Prior to the acquisition, we had a long-term supply agreement (“Supply Agreement”) with MBS, under which and subject to availability and competitive terms and conditions, we purchased new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. Prior to the acquisition on February 27, 2017, total purchases from MBS were $92,956 (amount prior to returns which occurred subsequent to the February 27, 2017 acquisition date) for Fiscal 2017. Additionally, the Supply Agreement provided that we could sell to MBS certain textbooks that we could not return to suppliers or use in our stores. MBS paid us commissions based on the volume of these textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfilled on our behalf. Prior to the acquisition on February 27, 2017, MBS paid us $7,376 related to these commissions in Fiscal 2017. In addition, the Supply Agreement contains restrictive covenants that limited our ability to become a used textbook wholesaler and that place certain limitations on MBS’s business activities. We also previously entered into an agreement with MBS pursuant to which MBS purchased books from us, which have no resale value for a flat rate per box. Prior to the acquisition on February 27, 2017, total sales to MBS under this program were $339 for Fiscal 2017.
Subsequent to the acquisition, the consolidated financial statements include the accounts of MBS and all material intercompany accounts and transactions have been eliminated in consolidation.
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. Rent payments to MBS Realty Partners L.P. were approximately $1,380 in both Fiscal 2019 and Fiscal 2018. See Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Acquisitions.
Note 12. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $6,702, $7,196, and $4,828 during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Note 13. Stock-Based Compensation
We have reserved 10,409,345 shares of our common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”) and performance share units (“PSU”). We have not granted options under the Equity Incentive Plan.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

PS awards and PSU awards were granted to employees. Each PS and PSU may be redeemed for one share of our common stock once vested and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the PS or PSU awards except in very limited circumstances and with the consent of the compensation committee. Shares of unvested PSU awards have no voting rights but are entitled to receive dividends and other distributions thereon (although payment may be deferred until the shares or units, as the case may be, have vested). The PS and PSU awards will only vest based upon the achievement of pre-established performance goals related to Adjusted EBITDA, segment revenue, new business, and/or total shareholder return performance achieved over a period of time. The PS and PSU awards will vest based on company performance and/or market conditions during the subsequent two year period with one additional year of time-based vesting. The number of PS and PSU awards that will vest range from 0%-150% of the target award based on actual performance.
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
Stock-Based Compensation Activity
The following table presents a summary of awards activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units		Performance Shares		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, April 30, 2016	46,080	$13.02	1,241,467	$11.10	—	$—	—	$—
Granted	12,371	$9.70	1,207,070	$9.70	406,078	$9.52	—	$—
Vested	(46,080)	$13.02	(680,489)	$9.72	—	$—	—	$—
Forfeited	—	$—	(36,425)	$9.69	—	$—	—	$—
Balance, April 29, 2017	12,371	$9.70	1,731,623	$10.70	406,078	$9.52	—	$—
Granted	19,704	$6.09	1,640,926	$5.88	—	$—	537,756	$7.90
Vested	(12,371)	$9.70	(697,370)	$10.93	—	$—	—	$—
Forfeited (a)	—	$—	(355,055)	$9.04	(120,142)	$9.52	—	$—
Balance, April 28, 2018	19,704	$6.09	2,320,124	$7.47	285,936	$9.52	537,756	$7.90
Granted	21,506	$5.58	1,443,746	$5.58	—	$—	385,171	$4.18
Vested	(19,704)	$6.09	(1,056,486)	$8.31	—	$—	—	$—
Forfeited (a)	—	$—	(355,067)	$6.23	(60,425)	$9.52	(157,028)	$6.83
Balance, April 27, 2019	21,506	$5.58	2,352,317	$6.12	225,511	$9.52	765,899	$6.25

(a) The PS and PSUs forfeitures reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
Total fair value of vested share awards since the inception of the Equity Incentive Plan is $27,364.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Stock-Based Compensation Expense
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Restricted Stock Expense	$110	$120	$280
Restricted Stock Units Expense	7,846	8,370	8,431
Performance Shares Expense (a)	87	(218)	655
Performance Share Units Expense (a)	974	187	—
Stock-Based Compensation Expense	$9,017	$8,459	$9,366

(a)	Stock-based compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of April 27, 2019 was $11,115 and is expected to be recognized over a weighted-average period of 1.85 years.
Note 14. Income Taxes
For Fiscal 2019, Fiscal 2018 and Fiscal 2017, we had no material revenue or expense in jurisdictions outside the United States.
Impact of U.S. Tax Reform
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, among other provisions. In accordance with SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), we completed our accounting for the tax effects of the enactment of the Act within the provisional period as of April 27, 2019. We recorded measurement period adjustments during Fiscal 2019 to reduce our net deferred tax liability by $3,911, which primarily related to the acceleration of certain deductions as permitted by the U.S. tax code. The most significant impact of the legislation for the Company was a $20,425 reduction of the value of our net deferred (which represents future tax liabilities) and long-term tax liabilities as a result of lowering the U.S. corporate income tax rate from 35% to 21%, which was recorded in Fiscal 2018. We also recorded a liability associated with the one-time transition tax, however, such amount is not material.
Income tax (benefits) provisions for Fiscal 2019, Fiscal 2018 and Fiscal 2017 are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current:
Federal (a)	$(6,494)	$(8,089)	$14,872
State	(2,035)	2,410	1,819
Total Current	(8,529)	(5,679)	16,691
Deferred:
Federal (a)	(3,681)	(13,250)	(9,238)
State	(850)	(1,514)	(2,723)
Total Deferred	(4,531)	(14,764)	(11,961)
Total	$(13,060)	$(20,443)	$4,730

(a)	For Fiscal 2018, the income tax benefit was caused largely by the revaluation due to the change in the U.S. corporate income tax rate from 35% to 21% as described above.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Federal statutory income tax rate (a)	21.0%	34.1%	35.0%
State income taxes, net of federal income tax benefit	6.3	(0.3)	(5.8)
Permanent book / tax differences	(3.9)	(0.7)	25.5
Goodwill impairment	—	(34.2)	—
Provisional remeasurement due to Tax Legislation	10.4	7.5	—
Credits	0.3	0.2	(5.5)
Other, net	0.8	0.9	(2.3)
Effective income tax rate	34.9%	7.5%	46.9%

(a)
Due to the Act, we applied a U.S. statutory federal income tax rate of 33.9% for earnings between April 30, 2017 and January 27, 2018, and 21% for earnings between January 28, 2018 and April 28, 2018. The result is an effective statutory rate of 34.1% for Fiscal 2018.

The effective tax rate for Fiscal 2019 is significantly higher as compared to the comparable prior year period due to the tax benefit of revaluing deferred tax liabilities recorded in the prior year period and permanent differences, partially offset by the reduced federal tax rate because of the Act.
One percentage point on our Fiscal 2019 effective tax rate is approximately $374. The permanent book / tax differences are principally comprised of non-deductible compensation, non-deductible meals and entertainment costs, and federal income tax credits.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. The significant components of our deferred taxes consisted of the following:

	As of
	April 27, 2019	April 28, 2018
Deferred tax assets:
Estimated accrued liabilities	$10,972	$9,375
Inventory	2,969	8,256
Stock-based compensation	1,738	1,374
Insurance liability	518	474
Lease transactions	982	1,095
Property and equipment	—	2,803
Tax credits	402	220
Goodwill	19,903	9,105
Net operating losses	4,928	5,834
Other	8,253	4,356
Gross deferred tax assets	50,665	42,892
Valuation allowance	(1,194)	(932)
Net deferred tax assets	49,471	41,960
Deferred tax liabilities:
Intangible asset amortization	(40,790)	(44,066)
Property and equipment	(6,256)	—
Gross deferred tax liabilities	(47,046)	(44,066)
Net deferred tax asset (liabilities)	$2,425	$(2,106)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

As of April 27, 2019, we had $91 of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. We do not believe that it is reasonably possible that these unrecognized tax benefits will decrease in the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 30, 2016	$21
Additions for tax positions of the current period	40
Additions for tax positions of prior periods	25
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at April 29, 2017	$86
Additions for tax positions of the current period	25
Additions for tax positions of prior periods	2
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(16)
Balance at April 28, 2018	$97
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(6)
Balance at April 27, 2019	$91

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of April 27, 2019 and April 28, 2018, we had accrued $4 and $5, respectively, for net interest and penalties. The change in the amount accrued for net interest and penalties includes $1 in reductions for net interest and penalties recognized in income tax expense in our Fiscal 2019 consolidated statement of operations.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. We have recorded a valuation allowance of $1,194 and $932 for April 27, 2019 and April 28, 2018, respectively.
As of April 27, 2019, and based on our tax year ended January 2019, we had state net operating loss carryforwards (“NOLs”) of approximately $81,786 that are available to offset taxable income in our respective taxing jurisdiction beginning in the current period and that expire beginning in 2030. We had net state tax credit carryforwards totaling $509, which expire beginning in 2021.
As of April 27, 2019, we recorded $200 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
We are subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily Fiscal 2013 and forward. Some earlier years remain open for a small minority of states. We retain an income tax liability for periods prior to the Spin-Off from Barnes & Noble, Inc. only for returns filed on a stand-alone basis.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 16. Commitments and Contingencies
We generally operate our physical bookstores pursuant to multi-year school management contracts under which a school designates us to operate the official school physical bookstore on campus and we provide the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guaranteed payment. We account for these service agreements for our physical bookstores under lease accounting. We provide for minimum contract expense over the contract terms on a straight-line basis. The excess of such minimum contract expense over actual contract payments (net of school allowances) is reflected in other long-term liabilities and accrued liabilities in the consolidated balance sheets. The expense related to our college and university contracts for physical bookstores, including rent expense, and other facility costs in the consolidated statements of operations are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Minimum contract expense	$169,131	$170,351	$165,980
Percentage contract expense	73,368	80,630	87,843
Total expense	$242,499	$250,981	$253,823
Our physical bookstore management contracts with colleges and universities are typically five years with renewal options and are typically cancelable by either party without penalty with 90 to120 days' notice. The annual projections below are based on current minimum guarantee amounts. In approximately 72% of our physical bookstore management contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned.
As of April 27, 2019, future minimum annual obligations required under our physical bookstore management contracts with colleges and universities and other facility costs are as follows:

Fiscal Year
2020	$138,523
2021	133,741
2022	120,327
2023	113,518
2024	99,693
After 2024	161,090
Total	$766,892
Purchase obligations, which includes information technology contracts and inventory purchase commitments, as of April 27, 2019 are as follows:

Less Than 1 Year	$4,262
1-3 Years	1,819
3-5 Years	32
Total	$6,113

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 17. Selected Quarterly Financial Information (Unaudited)
A summary of quarterly financial information for Fiscal 2019 and Fiscal 2018 is as follows:

Fiscal 2019 Quarterly Period Ended	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019	Fiscal Year 2019
Sales	$337,484	$814,766	$548,008	$334,385	$2,034,643
Gross profit	$66,610	$210,760	$132,953	$117,403	$527,726
Net (loss) income	$(38,622)	$59,697	$769	$(46,218)	$(24,374)
Basic (loss) earnings per common share:
Net (loss) income	$(0.82)	$1.26	$0.02	$(0.97)	$(0.52)
Diluted (loss) earnings per common share:
Net (loss) income	$(0.82)	$1.25	$0.02	$(0.97)	$(0.52)

Fiscal 2018 Quarterly Period Ended	July 29, 2017	October 28, 2017 (a)	January 27, 2018	April 28, 2018	Fiscal Year 2018
Sales	$355,711	$886,861	$603,391	$357,654	$2,203,617
Gross profit	$65,200	$216,700	$146,999	$128,334	$557,233
Net (loss) income	$(34,783)	$48,395	$(283,235)	$17,057	$(252,566)
Basic (loss) earnings per common share:
Net (loss) income	$(0.75)	$1.04	$(6.04)	$0.36	$(5.40)
Diluted (loss) earnings per common share:
Net (loss) income	$(0.75)	$1.03	$(6.04)	$0.36	$(5.40)

(a)
We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.

Schedule II—Valuation and Qualifying Accounts
Barnes & Noble Education, Inc.
Receivables Valuation and Qualifying Accounts
(In thousands)
For the 52 week periods ended April 27, 2019, April 28, 2018, and April 29, 2017:

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 27, 2019	$2,083	$2,670	$(2,618)	$2,135
April 28, 2018	$2,259	$3,518	$(3,694)	$2,083
April 29, 2017	$2,320	$3,459	$(3,520)	$2,259

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 27, 2019	$5,229	$197,799	$(197,746)	$5,282
April 28, 2018	$6,817	$170,469	$(172,057)	$5,229
April 29, 2017	$757	$155,486	$(149,426)	$6,817
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2019.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 88.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 88 of this report on Form 10-K for the year ended April 27, 2019.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2019 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barnes & Noble Education, Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc. and subsidiaries’ internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Barnes & Noble Education, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 27, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 27, 2019 and April 28, 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 27, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 25, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Iselin, New Jersey
June 25, 2019

Index to Form 10-K Index to FS

Item 9B. OTHER INFORMATION
On June 19, 2019, the Company entered into amended and restated employment letters with each executive vice president of the Company, all of whom are named executive officers for the Company's 2019 fiscal year. The amended and restated employment letters are substantially consistent with the previously-filed documents and include minor modifications to the severance obligations, as well as memorializing changes in base salaries and target bonus opportunities since the agreements were first entered into.
Among other things, with respect to severance entitlements, the revised letters: (i) use target bonuses (rather than average annual bonuses for prior years) where applicable for purposes of calculating severance amounts, (ii) extend change in control severance protections to the period including 90 days before (as well as two years after) a change in control, (iii) adopt a change in control definition consistent with that used for the Company’s equity incentive awards, and (iv) make minor modifications to the definitions of “cause” and “good reason” in the agreements. The Company considers these changes to align with market practices.
The foregoing description of the amended and restated employment letters is subject to and qualified in its entirety by reference to the full texts of the amended and restated employment letters, copies of which are included with this filing as Exhibits 10.19, 10.23, 10.24 and 10.26.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 27, 2019 (the “Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of April 27, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,365,233	$6.38	4,073,234
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,365,233	$6.38	4,073,234
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
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Balance Sheets as of April 27, 2019 and April 28, 2018
Consolidated Statements of Cash Flows for the years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Statements of Equity for the years ended April 27, 2019 and April 28, 2018
Notes to Consolidated Financial Statements, for the years ended April 27, 2019, April 28, 2018, and April 29, 2017
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended April 27, 2019, April 28, 2018, and April 29, 2017

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

Articles of Incorporation and By-Laws.

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on September 25, 2017, and incorporated herein by reference.

3.2
Amended and Restated By-Laws, as Amended, Effective as of September 21, 2017, of Barnes & Noble Education, Inc., filed as Exhibit 3.2 to Report on Form 8-K filed with the SEC on September 25, 2017, and incorporated herein by reference.

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

10.3
Second Amendment to Credit Agreement, dated as of March 1, 2019, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on March 5, 2019, and incorporated herein by reference.

10.4
Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.5
Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.6	Termination Agreement for Tax Matters Agreement, dated as of March 27, 2019, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc.

10.7
Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.3 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.8
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.9	Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.10	Barnes & Noble Education, Inc. Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.11
Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement, filed as Exhibit 10.6 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.12
Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement, filed as Exhibit 10.2 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.13	Barnes & Noble Education, Inc. Form of Performance Share Award Agreement, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on September 8, 2016, and incorporated herein by reference.

10.14	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.7 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.15	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.16	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.8 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.17	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.18
Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and Barry Brover filed as Exhibit 10.10 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.19	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Barry Brover.

10.20
Amended and Restated Employment Agreement, dated June 24, 2015, between Barnes & Noble Education, Inc. and Patrick Maloney filed as Exhibit 10.11 to Report on Form S-1/A filed with the SEC on July 13, 2015, and incorporated herein by reference.

10.21
Retirement Letter Agreement, dated December 13, 2018, between Barnes & Noble Education, Inc., Barnes & Noble College Booksellers, LLC and Patrick Maloney, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on December 18, 2018, and incorporated herein by reference.

Index to Form 10-K Index to FS

10.22
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.23	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Kanuj Malhotra.

10.24	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller.

10.25
Retention Letter, dated February 28, 2019, between Barnes & Noble Education, Inc. and Michael C. Miller, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on March 5, 2019, and incorporated herein by reference.

10.26	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue.

10.27	Form of Director Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

Other.

21.1	List of subsidiaries of Barnes & Noble Education, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 16. FORM 10-K SUMMARY

None.

Index to Form 10-K Index to FS

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Barnes & Noble Education, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/s/ Michael P. Huseby
Michael P. Huseby
Chairman and Chief Executive Officer

Date: June 25, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2019
Michael P. Huseby

/s/ Thomas D. Donohue	Chief Financial Officer (Principal Financial Officer)	June 25, 2019
Thomas D. Donohue

/s/ Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	June 25, 2019
Seema C. Paul

/s/ Emily C. Chiu	Director	June 25, 2019
Emily C. Chiu

/s/ Daniel A. DeMatteo	Director	June 25, 2019
Daniel A. DeMatteo

/s/ David G. Golden	Director	June 25, 2019
David G. Golden

/s/ John R. Ryan	Director	June 25, 2019
John R. Ryan

/s/ Jerry Sue Thornton	Director	June 25, 2019
Jerry Sue Thornton

/s/ David A. Wilson	Director	June 25, 2019
David A. Wilson