Form 10-Q
period 2019-07-27
Barnes & Noble Education, Inc.
filed 2019-08-27
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 16, 2019, 47,607,394 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 27, 2019

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 27, 2019	July 28, 2018
Sales:
Product sales and other	$302,227	$317,845
Rental income	17,430	19,639
Total sales	319,657	337,484
Cost of sales:
Product and other cost of sales	238,331	258,752
Rental cost of sales	9,669	12,122
Total cost of sales	248,000	270,874
Gross profit	71,657	66,610
Selling and administrative expenses	97,691	99,144
Depreciation and amortization expense	15,879	16,538
Impairment loss (non-cash)	433	—
Restructuring and other charges	1,466	—
Operating loss	(43,812)	(49,072)
Interest expense, net	2,532	3,522
Income loss before income taxes	(46,344)	(52,594)
Income tax benefit	(14,189)	(13,972)
Net loss	$(32,155)	$(38,622)

Loss per share of common stock:
Basic	$(0.68)	$(0.82)
Diluted	$(0.68)	$(0.82)
Weighted average shares of common stock outstanding:
Basic	47,582	46,917
Diluted	47,582	46,917
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 27, 2019	July 28, 2018	April 27, 2019
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,222	$13,258	$14,013
Receivables, net	98,547	99,775	98,246
Merchandise inventories, net	717,765	729,877	420,322
Textbook rental inventories	5,221	6,237	47,001
Prepaid expenses and other current assets	18,069	18,738	11,778
Total current assets	847,824	867,885	591,360
Property and equipment, net	105,902	108,090	109,777
Operating lease right-of-use assets	314,355	—	—
Intangible assets, net	189,183	213,945	194,978
Goodwill	4,700	49,282	4,700
Deferred tax assets, net	—	—	2,425
Other noncurrent assets	40,457	41,659	42,940
Total assets	$1,502,421	$1,280,861	$946,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$443,134	$463,723	$186,818
Accrued liabilities	75,876	93,232	121,720
Current operating lease liabilities	111,155	—	—
Short-term borrowings	100,000	100,000	100,000
Total current liabilities	730,165	656,955	408,538
Long-term deferred taxes, net	598	3,172	—
Long-term operating lease liabilities	226,534	—	—
Other long-term liabilities	50,270	58,852	53,514
Long-term borrowings	74,100	130,200	33,500
Total liabilities	1,081,667	849,179	495,552
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 51,086, 50,032 and 51,030 shares, respectively; outstanding, 47,607, 46,917 and 47,563 shares, respectively	511	501	510
Additional paid-in capital	728,651	719,664	726,331
Accumulated deficit	(276,732)	(258,825)	(244,577)
Treasury stock, at cost	(31,676)	(29,658)	(31,636)
Total stockholders' equity	420,754	431,682	450,628
Total liabilities and stockholders' equity	$1,502,421	$1,280,861	$946,180
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	July 27, 2019	July 28, 2018
Cash flows from operating activities:
Net loss	$(32,155)	$(38,622)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	15,879	16,538
Content amortization expense	911	44
Amortization of deferred financing costs	270	376
Impairment loss (non-cash)	433	—
Deferred taxes	3,023	1,066
Stock-based compensation expense	2,321	2,341
Changes in other long-term liabilities	(3,244)	(1,100)
Changes in operating lease right-of-use assets and liabilities	5,614	—
Changes in other operating assets and liabilities, net	(33,295)	(7,996)
Net cash flows used in operating activities	(40,243)	(27,353)
Cash flows from investing activities:
Purchases of property and equipment	(8,309)	(8,240)
Net change in other noncurrent assets	2,204	(1,074)
Net cash flows used in investing activities	(6,105)	(9,314)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	120,300	96,300
Repayments of borrowings under Credit Agreement	(79,700)	(62,500)
Purchase of treasury shares	(40)	—
Net cash flows provided by financing activities	40,560	33,800
Net decrease in cash, cash equivalents and restricted cash	(5,788)	(2,867)
Cash, cash equivalents and restricted cash at beginning of period	14,768	16,869
Cash, cash equivalents and restricted cash at end of period	$8,980	$14,002
Changes in other operating assets and liabilities, net:
Receivables, net	$(377)	$285
Merchandise inventories	(297,443)	(286,318)
Textbook rental inventories	41,780	41,542
Prepaid expenses and other current assets	(6,291)	(6,891)
Accounts payable and accrued liabilities	229,036	243,386
Changes in other operating assets and liabilities, net	$(33,295)	$(7,996)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			2,341				2,341
Net loss				(38,622)			(38,622)
Balance at July 28, 2018	50,032	$501	$719,664	$(258,825)	3,115	$(29,658)	$431,682

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			2,321				2,321
Vested equity awards	56	1	(1)				—
Shares repurchased for tax withholdings for vested stock awards					12	(40)	(40)
Net loss				(32,155)			(32,155)
Balance at July 27, 2019	51,086	$511	$728,651	$(276,732)	3,479	$(31,676)	$420,754

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 27, 2019, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 27, 2019, April 28, 2018 and April 29, 2017 (Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,491 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
Prior to the fourth quarter of fiscal year 2019, we had three reportable segments: BNC, MBS, and Digital Student Solutions (“DSS”). During the fourth quarter of fiscal year 2019, in an effort to streamline our retail go-to-market strategy, reinforce our company branding, and more efficiently focus our product development efforts, we realigned our business and sales organization into the following three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting in our Annual Report on Form 10-K for the year ended April 27, 2019.
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
On August 21, 2018, we acquired the assets of PaperRater.com ("PaperRater"). The condensed consolidated financial statements for the 13 weeks ended July 27, 2019 include the financial results of PaperRater in the DSS segment and the condensed consolidated financial statements for the 13 weeks ended July 28, 2018 exclude the financial results of PaperRater.
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 27, 2019 are not indicative of the results expected for the 53 weeks ending May 2, 2020 (Fiscal 2020).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

For certain of our retail operations, sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials for the typical academic year, and lowest in the first and fourth fiscal quarters. Sales attributable to our wholesale business are generally highest in our first, second and third quarters, as it sells textbooks and other course materials for retail distribution. Our DSS sales and operating profit are realized relatively consistently throughout the year.
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
Leases
Effective April 28, 2019, we adopted Accounting Standards Codification ("ASC") Topic 842, Leases, and recognized lease assets and lease liabilities on the condensed consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset.
As a result of adopting the new lease, guidance, we recorded an initial operating lease right-of-use asset of $277,006 (inclusive of prepaid assets and accrued liabilities related to existing leases) and an operating lease liability of $294,727 as of April 28, 2019 for all leases that were not completed and with lease terms in excess of twelve months at that date. For additional information, see Note 5. Leases.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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
Service and other revenue
Service and other revenue primarily relates to direct-to-student subscription-based service revenues and partnership marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers.
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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our direct-to-student subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Evaluation of Goodwill and Other Long-Lived Assets
As of July 27, 2019, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
Our other long-lived assets include property and equipment and amortizable intangibles. As of July 27, 2019, we had $105,902 and $189,183 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 13 weeks ended July 27, 2019, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Income Taxes
As of July 27, 2019, other long-term liabilities includes $32,847 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,260 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Note 3. Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset (as prepaid expense) related to the service contract and which costs to expense. The ASU requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We have adopted this standard effective April 28, 2019 (first day of this fiscal quarter) prospectively for all implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract after the date of adoption. Under previous accounting guidance, we capitalized certain implementation costs, primarily related to digital and consumer data platforms, to property and equipment on the condensed consolidated balance sheets and depreciated these implementation costs to depreciation and amortization expense in the consolidated statement of operations over the term of the service contract once the asset was ready for its intended use. The adoption of this standard will impact our condensed consolidated financial statements to the extent that implementation costs which were previously capitalized and depreciated as described above, will be included in prepaid expenses and other assets in the condensed consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations under this adopted guidance. We expect to incur additional costs to implement cloud computing arrangements during the remainder of Fiscal 2020 and expect the implementation costs capitalized to prepaid expense in the condensed consolidated balance sheet will increase accordingly.
Note 4. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services. See Note 2. Summary of Significant Accounting Pronouncements for additional information related to our revenue recognition policies and Note 6. Segment Reporting for a description of each segments product and service offerings.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	13 weeks ended
	July 27, 2019	July 28, 2018
Retail
Product Sales	$246,375	$256,111
Rental Income	17,430	19,639
Service and Other Revenue (a)	10,851	11,335
Retail Total Sales	$274,656	$287,085
Wholesale Sales	$72,309	$89,944
DSS Sales (b)	$5,374	$5,677
Eliminations (c)	$(32,682)	$(45,222)
Total Sales	$319,657	$337,484

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of July 27, 2019, July 28, 2018 and April 27, 2019 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $14,188, $15,851, and $20,418 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended July 27, 2019, July 28, 2018 and April 27, 2019, respectively.
The following table presents changes in contract liabilities during the 13 weeks ended July 27, 2019:

	13 weeks ended
	July 27, 2019	July 28, 2018
Deferred revenue at the beginning of period	$20,418	$20,144
Additions to deferred revenue during the period	18,083	25,100
Reductions to deferred revenue for revenue recognized during the period	(24,313)	(29,393)
Deferred revenue balance at the end of period	$14,188	$15,851
As of July 27, 2019, we expect to recognize $14,188 of the deferred revenue balance within in the next 12 months.
Note 5. Leases
Effective the first quarter of Fiscal 2020 (April 28, 2019), we adopted FASB ASC 842, Leases (Topic 842), which requires us to recognize lease assets and lease liabilities on the condensed consolidated balance sheets for substantially all lease arrangements. We adopted this standard using a modified retrospective basis, with no restatement of prior periods. We elected the package of practical expedients permitted under the transition guidance for existing or expired contracts and did not reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, we utilized the historical lease term and

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its right-of-use (“ROU”) assets. Additionally, we elected to apply the available practical expedient allowing for the election of an accounting policy by class of underlying asset to combine lease and non-lease components for all of our asset classes.
Our portfolio of leases consists of operating leases comprised of operations agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We do not have finance leases or short-term leases (i.e., those with a term of twelve months or less).
We recognize a ROU asset and lease liability in our condensed consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. Our lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: i) a percentage of revenues or sales arising at the relevant premises ("variable commissions"), and/or ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, we recognize lease expense on a straight-line basis over the lease term or over the contract year in order to best reflect the pattern of usage of the underlying leased asset and our minimum obligations arising from these types of leases. Our lease agreements do not contain any material residual value guarantees, material restrictions or covenants.
We used our incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable. We utilized an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.
The following table summarizes lease expense as of July 27, 2019:

13 weeks ended
July 27, 2019
Variable lease expense	$6,870
Operating lease expense	25,394
Net lease expense	$32,264
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of July 27, 2019:

As of
July 27, 2019
Remainder of Fiscal 2020	$118,447
Fiscal 2021	77,212
Fiscal 2022	49,907
Fiscal 2023	40,430
Fiscal 2024	32,273
Thereafter	60,223
Total lease payments	378,492
Less: imputed interest	(40,803)
Operating lease liabilities at period end	$337,689
Future lease payment obligations related to leases that were entered into, but did not commence as of July 27, 2019, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

The following summarizes additional information related to our operating leases:

As of
July 27, 2019
Weighted average remaining lease term (in years)	4.6 years
Weighted average discount rate	4.0%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$33,366
ROU assets obtained in exchange for lease liabilities from initial recognition	$73,003
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
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about this segments operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 27, 2019.
Retail
The Retail Segment operates 1,491 college, university, and K-12 school bookstores, comprised of 777 physical bookstores and 714 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,500 physical bookstores (including our Retail Segment's 777 physical bookstores) and sources and distributes new and used textbooks to our 714 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
DSS
The Digital Student Solutions (“DSS”) Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, tutoring and test prep services.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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

Our international operations are not material and the majority of the revenue and total assets are within the United States. Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 27, 2019	July 28, 2018
Sales:
Retail	$274,656	$287,085
Wholesale	72,309	89,944
DSS	5,374	5,677
Elimination	(32,682)	(45,222)
Total Sales	$319,657	$337,484

Gross Profit
Retail	$62,139	$56,521
Wholesale	14,918	19,545
DSS	4,414	5,554
Elimination	(9,814)	(15,010)
Total Gross Profit	$71,657	$66,610

Depreciation and Amortization
Retail	$11,977	$13,325
Wholesale	1,565	1,460
DSS	2,304	1,709
Corporate Services	33	44
Total Depreciation and Amortization	$15,879	$16,538

Operating Loss
Retail	$(35,042)	$(42,039)
Wholesale	8,594	12,446
DSS	(2,003)	1,066
Corporate Services	(5,550)	(5,537)
Elimination	(9,811)	(15,008)
Total Operating Loss	$(43,812)	$(49,072)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended
	July 27, 2019	July 28, 2018
The following is a reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:
Total Operating Loss	$(43,812)	$(49,072)
Interest Expense, net	2,532	3,522
Loss Before Income Taxes	$(46,344)	$(52,594)

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 27, 2019, we did not repurchase shares of our Common Stock under the program and as of July 27, 2019, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended July 27, 2019, we repurchased 11,933 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended July 27, 2019 and July 28, 2018 average shares of 3,746,663 and 2,539,422 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.
The following is a reconciliation of the basic and diluted earnings (loss) per share calculation:

	13 weeks ended
(shares in thousands)	July 27, 2019	July 28, 2018
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(32,155)	$(38,622)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	47,582	46,917

Loss per share of Common Stock:
Basic	$(0.68)	$(0.82)
Diluted	$(0.68)	$(0.82)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 9. Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000.
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended April 27, 2019.
During the 13 weeks ended July 27, 2019, we borrowed $120,300 and repaid $79,700 under the Credit Agreement. The net total outstanding borrowings of $174,100 as of July 27, 2019 is comprised of $74,100 and $100,000 of outstanding borrowings under the Credit Facility and FILO Facility, respectively. During the 13 weeks ended July 28, 2018, we borrowed $96,300 and repaid $62,500 under the Credit Agreement. The net total outstanding borrowings of $230,200 as of July 28, 2018 is comprised of $130,200 and $100,000 of outstanding borrowings under the Credit Facility and FILO Facility, respectively. As of both July 27, 2019 and July 28, 2018, we have issued $4,759 in letters of credit under the Credit Facility.
Note 10. Supplementary Information
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 13 weeks ended July 27, 2019, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 13 weeks ended July 27, 2019, we recognized expenses totaling $1,466, comprised primarily of $631 for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $735 related to professional service costs related to restructuring and process improvements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,538 and $2,085 during the 13 weeks ended July 27, 2019 and July 28, 2018, respectively.
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
During the 13 weeks ended July 27, 2019, we granted the following awards:

•
709,517 performance share unit ("PSU") awards to employees that will vest based upon the achievement of pre-established performance goals related to absolute total shareholder returns ("TSR") determined by the Company's common stock price and Company Adjusted EBITDA measured over a two year performance period (Fiscal 2020 - Fiscal 2021) with one additional year of time-based vesting. The number of PSU awards that will vest range from 0%-150% of the target award based on actual performance.

•	1,283,782 restricted stock units ("RSU") awards were granted to employees with a three year vesting period in accordance with the Equity Incentive Plan.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended
	July 27, 2019	July 28, 2018
Restricted stock expense	$30	$30
Restricted stock units expense (a)	1,990	2,198
Performance shares expense (a) (b)	12	57
Performance share units expense (a) (b)	289	56
Stock-based compensation expense	$2,321	$2,341

(a)
For the 13 weeks ended July 27, 2019, the restricted stock units expense, performance shares expense and performance share units expense reflects a forfeiture adjustment for unvested shares related to management changes in Fiscal 2019 and Fiscal 2020, and incremental expense for the Fiscal 2020 grant discussed above, compared to Fiscal 2019 grant which occurred in the second quarter of Fiscal 2019.

(b)
The performance shares and performance share units expense reflect catch-up adjustments for changes in the expected level of achievement of the respective grants for both Fiscal 2018 and Fiscal 2019, and incremental expense for the Fiscal 2020 grant discussed above.

Total unrecognized compensation cost related to unvested awards as of July 27, 2019 was $14,095 and is expected to be recognized over a weighted-average period of 2.2 years. Approximately $2,828 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 13. Income Taxes
We recorded an income tax benefit of $(14,189) on a pre-tax loss of $(46,344) during the 13 weeks ended July 27, 2019, which represented an effective income tax rate of 30.6% and an income tax benefit of $(13,972) on pre-tax loss of $(52,594) during the 13 weeks ended July 28, 2018, which represented an effective income tax rate of 26.6%. The effective tax rate for the 13 weeks ended July 27, 2019 is higher as compared to the prior year comparable period due to permanent differences.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2019 and July 28, 2018
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,491 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We offer our BNC First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. We recently announced a new agreement with VitalSource®, part of Ingram Content Group, to use their technology to power our First Day inclusive access platform, thus allowing us to increase penetration rates for course material sales, as well as accelerate and optimize First Day implementations. During the first quarter of Fiscal 2020, First Day total revenue increased 46% from the prior year comparative period.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 27, 2019.
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
Retail Segment
The Retail Segment operates 1,491 college, university, and K-12 school bookstores, comprised of 777 physical bookstores and 714 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,500 physical bookstores (including our Retail Segment's 777 physical bookstores) and sources and distributes new and used textbooks to our 714 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
For additional information about the Retail, Wholesale and DSS segment operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 27, 2019.
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

•
Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program.

•
Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.

•
Competition. In addition to the competition we face from alternative distribution sources, we also have competition from other college bookstore operators, textbook wholesalers and educational content providers. Competitors that provide online bookstore solutions to colleges and universities not only compete with our physical bookstore operations, but also compete with Retail's virtual stores. We also compete with other companies that offer college themed and other general merchandise. Our DSS segment faces competition from other digital student solutions providers, including Chegg.

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

•
Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online.

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

For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 27, 2019.
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our direct-to-student subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services as discussed in the Overview - Segments discussion above.

Results of Operations - Summary

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018
Sales:
Product sales and other	$302,227	$317,845
Rental income	17,430	19,639
Total sales	$319,657	$337,484

Net loss	$(32,155)	$(38,622)

Adjusted Earnings (non-GAAP) (a)	$(30,075)	$(38,589)

Adjusted EBITDA (non-GAAP) (a)
Retail	$(21,492)	$(28,670)
Wholesale	10,159	13,906
DSS	1,028	2,775
Corporate Services	(5,007)	(5,493)
Elimination	(9,811)	(15,008)
Total Adjusted EBITDA (non-GAAP)	$(25,123)	$(32,490)

(a)	Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	July 27, 2019	July 28, 2018
Sales:
Product sales and other	94.5%	94.2%
Rental income	5.5	5.8
Total sales	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	78.9	81.4
Rental cost of sales (a)	55.5	61.7
Total cost of sales	77.6	80.3
Gross margin	22.4	19.7
Selling and administrative expenses	30.6	29.4
Depreciation and amortization expense	5.0	4.9
Impairment loss (non-cash)	0.1	—
Restructuring and other charges	0.5	—
Operating loss	(13.8)%	(14.6)%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 weeks ended July 27, 2019 compared with the 13 weeks ended July 28, 2018

	13 weeks ended, July 27, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$257,226	$72,309	$5,374	$—	$(32,682)	$302,227
Rental income	17,430	—	—	—	—	17,430
Total sales	274,656	72,309	5,374	—	(32,682)	319,657
Cost of sales:
Product and other cost of sales	202,848	57,391	960	—	(22,868)	238,331
Rental cost of sales	9,669	—	—	—	—	9,669
Total cost of sales	212,517	57,391	960	—	(22,868)	248,000
Gross profit	62,139	14,918	4,414	—	(9,814)	71,657
Selling and administrative expenses	83,815	4,759	4,113	5,007	(3)	97,691
Depreciation and amortization expense	11,977	1,565	2,304	33	—	15,879
Sub-Total:	$(33,653)	$8,594	$(2,003)	$(5,040)	$(9,811)	(41,913)
Impairment loss (non-cash)						433
Restructuring and other charges						1,466
Operating loss						$(43,812)

	13 weeks ended, July 28, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$267,446	$89,944	$5,677	$—	$(45,222)	$317,845
Rental income	19,639	—	—	—	—	19,639
Total sales	287,085	89,944	5,677	—	(45,222)	337,484
Cost of sales:
Product and other cost of sales	218,442	70,399	123	—	(30,212)	258,752
Rental cost of sales	12,122	—	—	—	—	12,122
Total cost of sales	230,564	70,399	123	—	(30,212)	270,874
Gross profit	56,521	19,545	5,554	—	(15,010)	66,610
Selling and administrative expenses	85,235	5,639	2,779	5,493	(2)	99,144
Depreciation and amortization expense	13,325	1,460	1,709	44	—	16,538
Operating loss:	$(42,039)	$12,446	$1,066	$(5,537)	$(15,008)	(49,072)

Sales
The following table summarizes our sales for the 13 weeks ended July 27, 2019 and July 28, 2018:

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018%
Product sales and other	$302,227	$317,845	(4.9)%
Rental income	17,430	19,639	(11.2)%
Total Sales	$319,657	$337,484	(5.3)%
Our sales decreased by $17.8 million, or 5.3%, to $319.7 million during the 13 weeks ended July 27, 2019 from $337.5 million during the 13 weeks ended July 28, 2018.

The components of the variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 27, 2019	July 28, 2018
Retail Sales
New stores	$7.4	$7.8
Closed stores	(6.3)	(8.8)
Comparable stores (a)	(9.0)	(6.4)
Textbook rental deferral	0.7	(0.2)
Service revenue (b)	(0.4)	(0.1)
Other (c)	(4.8)	(2.5)
Retail sales subtotal:	$(12.4)	$(10.2)
Wholesale Sales	$(17.6)	$(2.6)
DSS Sales	$(0.3)	$5.7
Eliminations (d)	$12.5	$(11.1)
Total sales variance:	$(17.8)	$(18.2)

(a)
Comparable store sales includes sales from physical stores that have been open for an entire fiscal year period and virtual store sales for the period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis.

(b)	Service revenue includes Promoversity, brand partnerships, shipping and handling, digital content, software, services, and revenue from other programs.

(c)	Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, agency sales and other deferred items.

(d)	Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See discussion of intercompany activities and eliminations below.
Retail
Retail sales decreased $12.4 million, or 4.3%, to $274.7 million during the 13 weeks ended July 27, 2019 from $287.1 million during the 13 weeks ended July 27, 2019. The first quarter is typically a low sales activity period for the Retail. Retail added 84 new stores and closed 41 stores during the 13 weeks ended July 27, 2019, ending the period with a total of 1,491 stores.

	13 weeks ended
	July 27, 2019		July 28, 2018
Number of Stores:	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	772	676	768	676
Opened	38	46	13	17
Closed	33	8	28	9
Number of stores at end of period	777	714	753	684

Product and other sales for Retail for the 13 weeks ended July 27, 2019 decreased by $10.2 million, or 3.8%. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings. Textbook (Course Materials) revenue for Retail for the 13 weeks ended July 27, 2019 decreased primarily due to lower new and used textbook and other course materials sales, while digital and eTextbook revenue increased. General merchandise sales for Retail increased for the 13 weeks ended July 27, 2019 primarily due to higher emblematic apparel and graduation product sales.
Rental income for Retail for the 13 weeks ended July 27, 2019 decreased by $2.2 million, or 11.2% to $17.4 million from $19.6 million. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for Retail decreased for the 13 week sales periods. Comparable store sales were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by improved general merchandise sales. Comparable store sales variances for Retail by category for the 13 week periods are as follows:

Comparable Store Sales variances - Retail	13 weeks ended
Dollars in millions	July 27, 2019		July 28, 2018
Textbooks (Course Materials)	$(13.7)	(11.0)%	$(6.1)	(4.7)%
General Merchandise	5.9	4.9%	1.2	1.0%
Trade Books	(1.2)	(11.8)%	(1.5)	(12.9)%
Total Comparable Store Sales	$(9.0)	(3.5)%	$(6.4)	(2.5)%
Wholesale
Wholesale sales decreased by $17.6 million, or 19.6%, to $72.3 million during the 13 weeks ended July 27, 2019 from $89.9 million during the 13 weeks ended July 28, 2018. The decrease is driven primarily due to a shift in buying patterns, a decrease in supply, and a decrease in customer demand (including sales to our Retail Segment). The first quarter is typically a high sales activity period for Wholesale as schools purchase inventory for the upcoming fall semester.
DSS
DSS total sales decreased by $0.3 million or 5.3% to $5.4 million during the 13 weeks ended July 27, 2019 from $5.7 million during the 13 weeks ended July 28, 2018 primarily due to lower Student Brands sales overall, partially offset by growth in certain foreign language properties and increased bartleby subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 77.6% during the 13 weeks ended July 27, 2019 compared to 80.3% during the 13 weeks ended July 28, 2018. Our gross margin increased by $5.0 million, or 7.6%, to $71.6 million, or 22.4% of sales, during the 13 weeks ended July 27, 2019 from $66.6 million, or 19.7% of sales during the 13 weeks ended July 28, 2018.
Retail
The following table summarizes the Retail cost of sales for the 13 weeks ended July 27, 2019 and July 28, 2018:

	13 weeks ended
Dollars in thousands	July 27, 2019	% of Related Sales	July 28, 2018	% of Related Sales
Product and other cost of sales	$202,848	78.9%	$218,442	81.7%
Rental cost of sales	9,669	55.5%	12,122	61.7%
Total Cost of Sales	$212,517	77.4%	$230,564	80.3%
The following table summarizes the Retail gross margin for the 13 weeks ended July 27, 2019 and July 28, 2018:

	13 weeks ended
Dollars in thousands	July 27, 2019	% of Related Sales	July 28, 2018	% of Related Sales
Product and other gross margin	$54,378	21.1%	$49,004	18.3%
Rental gross margin	7,761	44.5%	7,517	38.3%
Gross Margin	$62,139	22.6%	$56,521	19.7%
For the 13 weeks ended July 27, 2019, the Retail gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (280 basis points), driven primarily by a favorable sales mix (205 basis points) due to increased sales of higher margin general merchandise and lower costs related to our college and university contracts (190 basis points) resulting from contract renewals and new store contracts, partially offset by lower margin rates (115 basis points) due to higher markdowns.

•
Rental gross margin increased (620 basis points), driven primarily by favorable rental mix (505 basis points) due to increased consignment rental sales and lower costs related to our college and university contracts (510 basis points) resulting from contract renewals and new store contracts, partially offset by lower rental margin rates (395 basis points).

Wholesale
The cost of sales and gross margin for Wholesale were $57.4 million, or 79.4% of sales, and $14.9 million, or 20.6% of sales, respectively, during the 13 weeks ended July 27, 2019. The cost of sales and gross margin for Wholesale was $70.4 million or 78.3% of sales and $19.5 million or 21.7% of sales, respectively, during the 13 weeks ended July 28, 2018. The gross margin decreased to 20.6% during the 13 weeks ended July 27, 2019 from 21.7% during the 13 weeks ended July 28, 2018 primarily due to an unfavorable sales mix.
DSS
The gross margin for the DSS segment was $4.4 million, or 82.1% of sales, during the 13 weeks ended July 27, 2019 and $5.6 million, or 97.8% of sales, during the 13 weeks ended July 28, 2018 driven primarily by due to the amortization of content development costs of $0.7 million for bartleby textbook solutions which was launched in the latter half of Fiscal 2019.
Intercompany Eliminations
During the 13 weeks ended July 27, 2019 and July 28, 2018, our sales eliminations were $(32.7) million and $(45.2) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended July 27, 2019 and July 28, 2018, the cost of sales eliminations were $(22.9) million and $(30.2) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended July 27, 2019 and July 28, 2018, the gross margin eliminations were $(9.8) million and $(15.0) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 27, 2019	% of Sales	July 28, 2018	% of Sales
Total Selling and Administrative Expenses	$97,691	30.6%	$99,144	29.4%
During the 13 weeks ended July 27, 2019, selling and administrative expenses decreased by $1.4 million, or 1.5%, to $97.7 million from $99.1 million during the 13 weeks ended July 28, 2018. The variances by segment are as follows:
Retail
During the 13 weeks ended July 27, 2019, Retail selling and administrative expenses decreased by $1.4 million, or 1.7%, to $83.8 million from $85.2 million during the 13 weeks ended July 28, 2018. This decrease was primarily due to a $1.5 million decrease in stores payroll and operating expenses, including comparable stores and new/closed stores payroll and operating expenses, a $1.0 million decrease in virtual store payroll and operating expenses, a decrease of $1.0 million in LoudCloud digital operations, partially offset by an increase of $1.1 million in corporate payroll and infrastructure costs and a $1.0 million increase in product development costs.
Wholesale
During the 13 weeks ended July 27, 2019, Wholesale selling and administrative expenses decreased by $0.9 million or 15.6% to $4.8 million from $5.6 million during the 13 weeks ended July 28, 2018. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
During the 13 weeks ended July 27, 2019, DSS selling and administrative expenses increased by $1.3 million to $4.1 million from $2.8 million during the 13 weeks ended July 28, 2018. The increase in costs was primarily driven by higher payroll and professional fees related to developing, marketing and selling our student success hub on bartleby which launched during the latter half of Fiscal 2019.
Corporate Services
During the 13 weeks ended July 27, 2019, Corporate Services' selling and administrative expenses decreased by $0.5 million or 8.8% to $5.0 million from $5.5 million during the 13 weeks ended July 28, 2018. The decrease was primarily due to lower bonus expense and lower operating expenses, partially offset by higher stock-based compensation expense.

Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 27, 2019	% of Sales	July 28, 2018	% of Sales
Total Depreciation and Amortization Expense	$15,879	5.0%	$16,538	4.9%
Depreciation and amortization expense decreased by $0.7 million, or 4.0%, to $15.9 million during the 13 weeks ended July 27, 2019 from $16.5 million during the 13 weeks ended July 28, 2018. This decrease was primarily attributable to lower depreciation related to closed stores, offset by incremental depreciation and amortization expense resulting from the acquisition of PaperRater on August 21, 2018 associated with the identified intangibles recorded at fair value as of the acquisition date and additional capital expenditures.
Impairment loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 13 weeks ended July 27, 2019, we recognized an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 13 weeks ended July 27, 2019, we recognized expenses totaling $1.5 million, comprised primarily of $0.6 million for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $0.7 million related to professional service costs, for restructuring activities and related process improvements.
Operating loss

	13 weeks ended
Dollars in thousands	July 27, 2019	% of Sales	July 28, 2018	% of Sales
Total Operating Loss	$(43,812)	(13.8)%	$(49,072)	(14.6)%
Our operating loss was $(43.8) million during the 13 weeks ended July 27, 2019, compared to operating loss of $(49.1) million during the 13 weeks ended July 28, 2018. The decrease is due to the matters discussed above. For the 13 weeks ended July 27, 2019, excluding the $1.5 million of restructuring and other charges and impairment loss of $0.4 million, discussed above, operating loss was $(41.9) million (or 13.1% of sales).
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018
Interest Expense, Net	$2,532	$3,522
Net interest expense decreased by $1.0 million to $2.5 million during the 13 weeks ended July 27, 2019 from $3.5 million during the 13 weeks ended July 28, 2018 due to lower borrowings.
Income Tax Benefit

	13 weeks ended
Dollars in thousands	July 27, 2019	Effective Rate	July 28, 2018	Effective Rate
Income Tax Benefit	$(14,189)	30.6%	$(13,972)	26.6%
We recorded an income tax benefit of $(14.2) million on a pre-tax loss of $(46.3) million of during the 13 weeks ended July 27, 2019, which represented an effective income tax rate of 30.6% and we recorded an income tax benefit of $(14.0) million on pre-tax loss of $(52.6) million during the 13 weeks ended July 28, 2018, which represented an effective income tax rate of 26.6%. The effective tax rate for the 13 weeks ended July 27, 2019 is higher as compared to the comparable prior year due to permanent differences.

Net Loss

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018
Net loss	$(32,155)	$(38,622)
As a result of the factors discussed above, net loss was $(32.2) million during the 13 weeks ended July 27, 2019, compared with net loss of $(38.6) million during the 13 weeks ended July 28, 2018.
Adjusted Earnings (non-GAAP) is $(30.1) million during the 13 weeks ended July 27, 2019, compared with $(38.6) million during the 13 weeks ended July 28, 2018. See Adjusted Earnings (non-GAAP) discussion below.
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
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in the Form 10-K for the year ended April 27, 2019, the reconciliation of Adjusted Earnings to net income and the reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018
Net loss	$(32,155)	$(38,622)
Reconciling items, after-tax (below)	2,080	33
Adjusted Earnings (non-GAAP)	$(30,075)	$(38,589)

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$433	$—
Content amortization (non-cash) (b)	911	44
Restructuring and other charges (a)	1,466	—
Reconciling items, pre-tax	2,810	44
Less: Pro forma income tax impact (b)	730	11
Reconciling items, after-tax	$2,080	$33

(a)	See Management Discussion and Analysis and Results of Operations discussion above.

(b)	For the 13 weeks ended July 27, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(c)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018
Net loss	$(32,155)	$(38,622)
Add:
Depreciation and amortization expense	15,879	16,538
Content amortization (non-cash) (a)	911	44
Interest expense, net	2,532	3,522
Income tax benefit	(14,189)	(13,972)
Impairment loss (non-cash) (b)	433	—
Restructuring and other charges (b)	1,466	—
Adjusted EBITDA (non-GAAP) (b)	$(25,123)	$(32,490)

(a)	For the 13 weeks ended July 27, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(b)	See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 weeks ended July 27, 2019 and July 28, 2018.

Adjusted EBITDA - by Segment	13 weeks ended, July 27, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$274,656	$72,309	$5,374	$—	$(32,682)	$319,657
Cost of sales (a)	212,333	57,391	233	—	(22,868)	247,089
Gross profit	62,323	14,918	5,141	—	(9,814)	72,568
Selling and administrative expenses	83,815	4,759	4,113	5,007	(3)	97,691
Adjusted EBITDA (non-GAAP)	$(21,492)	$10,159	$1,028	$(5,007)	$(9,811)	$(25,123)

Adjusted EBITDA - by Segment	13 weeks ended, July 28, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$287,085	$89,944	$5,677	$—	$(45,222)	$337,484
Cost of sales (a)	230,520	70,399	123	—	(30,212)	270,830
Gross profit	56,565	19,545	5,554	—	(15,010)	66,654
Selling and administrative expenses	85,235	5,639	2,779	5,493	(2)	99,144
Adjusted EBITDA (non-GAAP)	$(28,670)	$13,906	$2,775	$(5,493)	$(15,008)	$(32,490)
(a) For the 13 weeks ended July 27, 2019, gross margin excludes $0.2 million and $0.7 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 13 weeks ended July 28, 2018, gross margin excludes $0.05 million and $0 of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively

(b)	See Management Discussion and Analysis and Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of July 27, 2019, we had $174.1 million of borrowings under the Credit Agreement. See Financing Arrangements discussion below.

Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	July 27, 2019	July 28, 2018
Cash, cash equivalents, and restricted cash at beginning of period	$14,768	$16,869
Net cash flows used in operating activities	(40,243)	(27,353)
Net cash flows used in investing activities	(6,105)	(9,314)
Net cash flows provided by financing activities	40,560	33,800
Cash, cash equivalents, and restricted cash at end of period	$8,980	$14,002
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
Cash flows used in operating activities during the 13 weeks ended July 27, 2019 were $(40.2) million compared to $(27.4) million during the 13 weeks ended July 28, 2018. This increase of $12.8 million was primarily due to improved net income compared to prior year, and changes in working capital, partially offset by the change in deferred taxes and operating lease right-of-use assets and lease liabilities. See Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 5. Leases for information regarding the impact of adopting FASB ASC 842, Leases (Topic 842) effective April 28, 2019.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 13 weeks ended July 27, 2019 were $(6.1) million compared to $(9.3) million during the 13 weeks ended July 28, 2018. The decrease is primarily due to the change in other noncurrent assets for contractual obligations.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $8.3 million and $8.2 million during the 13 weeks ended July 27, 2019 and July 28, 2018, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended July 27, 2019 were $40.6 million compared to $33.8 million during the 13 weeks ended July 28, 2018. This net change of $6.8 million is primarily due to increased net borrowings under the credit agreement.
Financing Arrangements
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million.
During the 13 weeks ended July 27, 2019, we borrowed $120.3 million and repaid $79.7 million under the Credit Agreement. The net total outstanding borrowings of $174.1 million of as of July 27, 2019 is comprised of $74.1 million and $100.0 million of outstanding borrowings under the Credit Facility and FILO Facility, respectively. During the 13 weeks ended July 28, 2018, we borrowed $96.3 million and repaid $62.5 million under the Credit Agreement. The net total outstanding borrowings of $230.2 million as of July 28, 2018 is comprised of $130.2 million and $100.0 million of outstanding borrowings under the Credit Facility and FILO Facility, respectively. As of both July 27, 2019 and July 28, 2018, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 27, 2019.

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
Income Tax Implications on Liquidity
As of July 27, 2019, other long-term liabilities includes $32.8 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.3 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 27, 2019, we did not repurchase any of our Common Stock under the stock repurchase program. As of July 27, 2019, approximately $26.7 million remains available under the stock repurchase program.
During the 13 weeks ended July 27, 2019, we repurchased 11,933 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 27, 2019.
Off-Balance Sheet Arrangements
As of July 27, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended April 27, 2019.
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

•	the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	adverse results from litigation, governmental investigations, tax-related proceedings, or audits;

•	changes in accounting standards; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the year ended April 27, 2019.
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
Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended April 27, 2019.
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
We implemented internal controls in connection with our adoption of the new lease accounting guidance in the first quarter of Fiscal 2020. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 27, 2019 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of July 27, 2019 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 28, 2019 - May 25, 2019	—	$—	—	$26,669,324
May 26, 2019 - June 29, 2019	—	$—	—	$26,669,324
June 30, 2019 - July 27, 2019	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 27, 2019, we did not repurchase any shares of our Common Stock under the program.
During the 13 weeks ended July 27, 2019, we repurchased 11,933 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
None.

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
August 27, 2019

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