Form 10-Q
period 2019-10-26
Barnes & Noble Education, Inc.
filed 2019-12-04
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 15, 2019, 48,297,554 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 26, 2019

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Sales:
Product sales and other	$718,543	$756,173	$1,020,770	$1,074,018
Rental income	53,685	58,593	71,115	78,232
Total sales	772,228	814,766	1,091,885	1,152,250
Cost of sales:
Product and other cost of sales	553,070	568,971	791,401	827,723
Rental cost of sales	32,208	35,035	41,877	47,157
Total cost of sales	585,278	604,006	833,278	874,880
Gross profit	186,950	210,760	258,607	277,370
Selling and administrative expenses	113,404	115,323	211,095	214,467
Depreciation and amortization expense	15,546	16,421	31,425	32,959
Impairment loss (non-cash)	—	—	433	—
Restructuring and other charges	1,569	—	3,035	—
Transaction costs	—	537	—	537
Operating income	56,431	78,479	12,619	29,407
Interest expense, net	1,446	1,836	3,978	5,358
Income before income taxes	54,985	76,643	8,641	24,049
Income tax expense	19,054	16,946	4,865	2,974
Net income	$35,931	$59,697	$3,776	$21,075

Earnings per share of common stock:
Basic	$0.75	$1.26	$0.08	$0.45
Diluted	$0.74	$1.25	$0.08	$0.44
Weighted average shares of common stock outstanding:
Basic	47,853	47,184	47,717	47,050
Diluted	48,758	47,824	48,412	47,689
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 26, 2019	October 27, 2018	April 27, 2019
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,594	$20,048	$14,013
Receivables, net	162,538	138,048	98,246
Merchandise inventories, net	475,422	505,943	420,322
Textbook rental inventories	68,167	70,599	47,001
Prepaid expenses and other current assets	18,494	16,554	11,778
Total current assets	749,215	751,192	591,360
Property and equipment, net	105,156	112,029	109,777
Operating lease right-of-use assets	289,722	—	—
Intangible assets, net	184,188	213,886	194,978
Goodwill	4,700	53,982	4,700
Deferred tax assets, net	8,039	—	2,425
Other noncurrent assets	39,235	41,632	42,940
Total assets	$1,380,255	$1,172,721	$946,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$387,704	$443,319	$186,818
Accrued liabilities	197,220	170,037	121,720
Current operating lease liabilities	107,721	—	—
Short-term borrowings	—	—	100,000
Total current liabilities	692,645	613,356	408,538
Long-term deferred taxes, net	—	7,906	—
Long-term operating lease liabilities	179,613	—	—
Other long-term liabilities	50,677	59,419	53,514
Long-term borrowings	—	—	33,500
Total liabilities	922,935	680,681	495,552
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 52,139, 51,026 and 51,030 shares, respectively; outstanding, 48,298, 47,561 and 47,563 shares, respectively	521	511	510
Additional paid-in capital	730,501	722,286	726,331
Accumulated deficit	(240,801)	(199,128)	(244,577)
Treasury stock, at cost	(32,901)	(31,629)	(31,636)
Total stockholders' equity	457,320	492,040	450,628
Total liabilities and stockholders' equity	$1,380,255	$1,172,721	$946,180
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 26, 2019	October 27, 2018
Cash flows from operating activities:
Net income	$3,776	$21,075
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	31,425	32,959
Content amortization expense	1,909	148
Amortization of deferred financing costs	541	751
Impairment loss (non-cash)	433	—
Deferred taxes	(5,614)	5,800
Stock-based compensation expense	4,181	4,973
Changes in other long-term liabilities	(2,130)	(562)
Changes in operating lease right-of-use assets and liabilities	(2,389)	—
Changes in other operating assets and liabilities, net	129,317	171,427
Net cash flows provided by operating activities	161,449	236,571
Cash flows from investing activities:
Purchases of property and equipment	(19,255)	(23,152)
Acquisition of businesses, net of cash acquired	—	(10,000)
Net change in other noncurrent assets	3,159	(1,127)
Net cash flows used in investing activities	(16,096)	(34,279)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	150,000	119,900
Repayments of borrowings under Credit Agreement	(283,500)	(316,300)
Purchase of treasury shares	(1,265)	(1,971)
Net cash flows used in financing activities	(134,765)	(198,371)
Net increase in cash, cash equivalents and restricted cash	10,588	3,921
Cash, cash equivalents and restricted cash at beginning of period	14,768	16,869
Cash, cash equivalents and restricted cash at end of period	$25,356	$20,790
Changes in other operating assets and liabilities, net:
Receivables, net	$(64,368)	$(37,988)
Merchandise inventories	(55,100)	(62,384)
Textbook rental inventories	(21,166)	(22,820)
Prepaid expenses and other current assets	(6,716)	(4,708)
Accounts payable and accrued liabilities	276,667	299,327
Changes in other operating assets and liabilities, net	$129,317	$171,427
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			4,973				4,973
Vested equity awards	994	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					350	(1,971)	(1,971)
Net income				21,075			21,075
Balance at October 27, 2018	51,026	$511	$722,286	$(199,128)	3,465	$(31,629)	$492,040

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			4,181				4,181
Vested equity awards	1,109	11	(11)				—
Shares repurchased for tax withholdings for vested stock awards					375	(1,265)	(1,265)
Net income				3,776			3,776
Balance at October 26, 2019	52,139	$521	$730,501	$(240,801)	3,842	$(32,901)	$457,320

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 27, 2019, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 27, 2019, April 28, 2018 and April 29, 2017 (Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended July 27, 2019.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,436 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts, and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 26, 2019 are not indicative of the results expected for the 53 weeks ending May 2, 2020 (Fiscal 2020).
For certain of our retail operations, sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials for the typical academic year, and lowest in the first and fourth fiscal quarters. Sales

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
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
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Evaluation of Goodwill and Other Long-Lived Assets
As of October 26, 2019, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
Our other long-lived assets include property and equipment and amortizable intangibles. As of October 26, 2019, we had $105,156 and $184,188 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 26 weeks ended October 26, 2019, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Income Taxes
As of October 26, 2019, other long-term liabilities includes $32,847 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,260 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the existing incurred loss impairment model for trade receivables with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. These changes may result in earlier recognition of credit losses. Early adoption is permitted and the guidance requires a modified retrospective method of adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This guidance is effective for annual periods beginning after December 15, 2019. We plan to adopt this guidance during the first quarter of Fiscal 2021 and we are currently in the process of evaluating the impact of this update. We believe the adoption of the guidance will not have a material impact on our condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		26 weeks ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Retail
Product Sales	$674,042	$709,271	$920,417	$965,381
Rental Income	53,685	58,593	71,115	78,232
Service and Other Revenue (a)	14,042	16,042	24,893	27,378
Retail Total Sales	$741,769	$783,906	$1,016,425	$1,070,991
Wholesale Sales	$40,210	$40,830	$112,519	$130,774
DSS Sales (b)	$5,215	$4,934	$10,589	$10,611
Eliminations (c)	$(14,966)	$(14,904)	$(47,648)	$(60,126)
Total Sales	$772,228	$814,766	$1,091,885	$1,152,250

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of October 26, 2019, October 27, 2018 and April 27, 2019 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $48,994, $51,126, and $20,418 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended October 26, 2019, October 27, 2018 and April 27, 2019, respectively. The following table presents changes in contract liabilities:

	26 weeks ended
	October 26, 2019	October 27, 2018
Deferred revenue at the beginning of period	$20,418	$20,144
Additions to deferred revenue during the period	108,430	116,649
Reductions to deferred revenue for revenue recognized during the period	(79,854)	(85,667)
Deferred revenue balance at the end of period	$48,994	$51,126
As of October 26, 2019, we expect to recognize $48,994 of the deferred revenue balance within in the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Leases
Effective the first quarter of Fiscal 2020 (April 28, 2019), we adopted FASB ASC 842, Leases (Topic 842), which requires us to recognize lease assets and lease liabilities on the condensed consolidated balance sheets for substantially all lease arrangements. We adopted this standard using a modified retrospective basis, with no restatement of prior periods. We elected the package of practical expedients permitted under the transition guidance for existing or expired contracts and did not reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, we utilized the historical lease term and did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its right-of-use (“ROU”) assets. Additionally, we elected to apply the available practical expedient allowing for the election of an accounting policy by class of underlying asset to combine lease and non-lease components for all of our asset classes.
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
The following table summarizes lease expense for the 13 and 26 weeks ended October 26, 2019:

	13 weeks ended	26 weeks ended
	October 26, 2019	October 26, 2019
Variable lease expense	$24,140	$31,010
Operating lease expense	74,566	99,960
Net lease expense	$98,706	$130,970
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of October 26, 2019:

As of
October 26, 2019
Remainder of Fiscal 2020	$80,746
Fiscal 2021	67,931
Fiscal 2022	46,757
Fiscal 2023	39,559
Fiscal 2024	31,159
Thereafter	57,972
Total lease payments	324,124
Less: imputed interest	(36,790)
Operating lease liabilities at period end	$287,334

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Future lease payment obligations related to leases that were entered into, but did not commence as of October 26, 2019, were not material.
The following summarizes additional information related to our operating leases:

As of
October 26, 2019
Weighted average remaining lease term (in years)	5.0 years
Weighted average discount rate	4.3%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$80,937
ROU assets obtained in exchange for lease liabilities from initial recognition	$73,545
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
Retail
The Retail Segment operates 1,436 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 664 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,500 physical bookstores (including our Retail Segment's 772 physical bookstores) and sources and distributes new and used textbooks to our 664 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
DSS
The Digital Student Solutions (“DSS”) Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Our international operations are not material and the majority of the revenue and total assets are within the United States. Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Sales:
Retail	$741,769	$783,906	$1,016,425	$1,070,991
Wholesale	40,210	40,830	112,519	130,774
DSS	5,215	4,934	10,589	10,611
Elimination	(14,966)	(14,904)	(47,648)	(60,126)
Total Sales	$772,228	$814,766	$1,091,885	$1,152,250

Gross Profit
Retail	$160,940	$178,701	$223,079	$235,222
Wholesale	12,535	14,275	27,453	33,820
DSS	4,141	4,789	8,555	10,343
Elimination	9,334	12,995	(480)	(2,015)
Total Gross Profit	$186,950	$210,760	$258,607	$277,370

Depreciation and Amortization
Retail	$11,696	$12,967	$23,673	$26,292
Wholesale	1,483	1,499	3,048	2,959
DSS	2,335	1,917	4,639	3,626
Corporate Services	32	38	65	82
Total Depreciation and Amortization	$15,546	$16,421	$31,425	$32,959

Operating Income (loss)
Retail	$50,267	$65,139	$15,225	$23,100
Wholesale	6,459	7,412	15,053	19,858
DSS	(2,809)	(1,015)	(4,812)	51
Corporate Services	(6,870)	(6,091)	(12,420)	(11,628)
Elimination	9,384	13,034	(427)	(1,974)
Total Operating Income	$56,431	$78,479	$12,619	$29,407

	13 weeks ended		26 weeks ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
The following is a reconciliation of segment Operating Income to consolidated Income Before Income Taxes:
Total Operating Income	$56,431	$78,479	$12,619	$29,407
Interest Expense, net	1,446	1,836	3,978	5,358
Income Before Income Taxes	$54,985	$76,643	$8,641	$24,049

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the and 26 weeks ended October 26, 2019, we did not repurchase shares of our Common Stock under the program and as of October 26, 2019, approximately $26,669 remains available under the stock repurchase program.
During the 26 weeks ended October 26, 2019, we repurchased 374,733 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended October 26, 2019 and October 27, 2018 average shares of 1,218,994 and 472,748 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 26 weeks ended October 26, 2019 and October 27, 2018, average shares of 1,529,877 and 918,177, respectively, were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings (loss) per share calculation:

	13 weeks ended		26 weeks ended
(shares in thousands)	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Numerator for basic and diluted earnings per share:
Net income available to common shareholders	$35,931	$59,697	$3,776	$21,075
Less allocation of earnings to participating securities	(21)	(24)	(2)	(9)
Net income available to common shareholders	$35,910	$59,673	$3,774	$21,066

Numerator for diluted earnings per share:
Net income available to common shareholders	$35,910	$59,673	$3,774	$21,066
Allocation of earnings to participating securities	21	24	2	9
Less diluted allocation of earnings to participating securities	(20)	(24)	(2)	(9)
Net income available to common shareholders	$35,911	$59,673	$3,774	$21,066

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	47,853	47,184	47,717	47,050

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	47,853	47,184	47,717	47,050
Average dilutive restricted stock units	444	463	334	516
Average dilutive performance shares	—	42	14	38
Average dilutive restricted shares	12	11	11	13
Average dilutive performance share units	449	124	336	72
Diluted weighted average shares of Common Stock	48,758	47,824	48,412	47,689

Earnings per share of Common Stock:
Basic	$0.75	$1.26	$0.08	$0.45
Diluted	$0.74	$1.25	$0.08	$0.44

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
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
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
During the 26 weeks ended October 26, 2019, we borrowed $150,000 and repaid $283,500 under the Credit Agreement. There were no outstanding borrowings under the Credit Facility or FILO Facility as of October 26, 2019. During the 26 weeks ended October 27, 2018, we borrowed $119,900 and repaid $316,300 under the Credit Agreement. There were no outstanding borrowings under both the Credit Facility or FILO Facility as of October 26, 2019 and October 27, 2018. As of both October 26, 2019 and October 27, 2018, we have issued $4,759 in letters of credit under the Credit Facility.
Note 10. Supplementary Information
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 26 weeks ended October 26, 2019, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 13 and 26 weeks ended October 26, 2019, we recognized expenses totaling $1,569 and $3,035, respectively, comprised primarily of $88 and $819, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $1,481 and $2,216, respectively, for professional service costs related to restructuring, process improvements, and shareholder activist activities.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,301 and $1,384 during the 13 weeks ended October 26, 2019 and October 27, 2018, respectively. Total employee benefit expense for these plans was $2,839 and $3,469 for the 26 weeks ended October 26, 2019 and October 27, 2018, respectively.
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
During the 26 weeks ended October 26, 2019, we granted the following awards under the Equity Incentive Plan:

•	190,480 RSU awards and 38,096 restricted stock ("RS") awards with a one year vesting period to the current Board of Directors ("BOD") members for annual compensation.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2019 and October 27, 2018
(Thousands of dollars, except share and per share data)
(unaudited)

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

•	1,317,116 restricted stock units ("RSU") awards to employees with a three year vesting period.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Restricted stock expense	$30	$20	$60	$50
Restricted stock units expense (a)	1,722	1,952	3,712	4,150
Performance shares expense (a) (b)	—	57	12	114
Performance share units expense (a) (b)	108	603	397	659
Stock-based compensation expense	$1,860	$2,632	$4,181	$4,973

(a)
For the 13 and 26 weeks ended October 26, 2019, the restricted stock units expense, performance shares expense and performance share units expense reflects a forfeiture adjustment for unvested shares related to management changes in Fiscal 2019 and Fiscal 2020, and incremental expense for the Fiscal 2020 grant discussed above, compared to Fiscal 2019 grant which occurred in the second quarter of Fiscal 2019.

(b)
The performance shares and performance share units expense reflect catch-up adjustments for changes in the expected level of achievement of the respective grants for both Fiscal 2018 and Fiscal 2019, and incremental expense for the Fiscal 2020 grant discussed above.

Total unrecognized compensation cost related to unvested awards as of October 26, 2019 was $11,881 and is expected to be recognized over a weighted-average period of 2.0 years. Approximately $2,134 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 13. Income Taxes
We recorded income tax expense of $19,054 on a pre-tax income of $54,985 during the 13 weeks ended October 26, 2019, which represented an effective income tax rate of 34.7% and income tax expense of $16,946 on pre-tax income of $76,643 during the 13 weeks ended October 27, 2018, which represented an effective income tax rate of 22.1%. The effective tax rate for the 13 weeks ended October 26, 2019 is higher as compared to the prior year comparable period due to permanent differences.
We recorded income tax expense of $4,865 on a pre-tax income of $8,641 during the 26 weeks ended October 26, 2019, which represented an effective income tax rate of 56.3% and income tax expense of $2,974 on pre-tax income of $24,049 during the 26 weeks ended October 27, 2018, which represented an effective income tax rate of 12.4%. The effective tax rate for the 26 weeks ended October 26, 2019 is higher as compared to the prior year comparable period due to permanent differences.
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,436 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The BNC and MBS brands are virtually synonymous with innovation in bookselling and campus retail, and, we believe, are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We offer our BNC First Day™ inclusive access program, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. In August 2019, we announced a new agreement with VitalSource®, part of Ingram Content Group, to use their technology to power our First Day inclusive access platform, allowing us to increase penetration rates for course material sales, as well as accelerate and optimize First Day implementations. During the first half of Fiscal 2020, First Day total revenue increased 93% from the prior year comparative period.
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
Retail Segment
The Retail Segment operates 1,436 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 664 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.

Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,500 physical bookstores (including our Retail Segment's 772 physical bookstores) and sources and distributes new and used textbooks to our 664 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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

•
Competition. In addition to the competition we face from alternative distribution sources, we also have competition from other college bookstore operators, textbook wholesalers and educational content providers. We also compete with competitors offering products utilizing open educational resources ("OER") and other expert sources and enhanced with digital content. Competitors that provide online bookstore solutions to colleges and universities not only compete with our physical bookstore operations, but also compete with Retail's virtual stores. We also compete with other companies that offer college themed and other general merchandise. Our DSS segment faces competition from other digital student solutions providers, including Chegg.

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

Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Sales:
Product sales and other	$718,543	$756,173	$1,020,770	$1,074,018
Rental income	53,685	58,593	71,115	78,232
Total sales	$772,228	$814,766	$1,091,885	$1,152,250

Net income	$35,931	$59,697	$3,776	$21,075

Adjusted Earnings (non-GAAP) (a)	$37,834	$60,210	$7,759	$21,621

Adjusted EBITDA (non-GAAP) (a)
Retail	$62,572	$78,210	$41,080	$49,540
Wholesale	7,942	8,911	18,101	22,817
DSS	314	1,402	1,342	4,177
Corporate Services	(5,668)	(6,016)	(10,675)	(11,509)
Elimination	9,384	13,034	(427)	(1,974)
Total Adjusted EBITDA (non-GAAP)	$74,544	$95,541	$49,421	$63,051

(a)	Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Sales:
Product sales and other	93.0%	92.8%	93.5%	93.2%
Rental income	7.0	7.2	6.5	6.8
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	77.0	75.2	77.5	77.1
Rental cost of sales (a)	60.0	59.8	58.9	60.3
Total cost of sales	75.8	74.1	76.3	75.9
Gross margin	24.2	25.9	23.7	24.1
Selling and administrative expenses	14.7	14.2	19.3	18.6
Depreciation and amortization expense	2.0	2.0	2.9	2.9
Impairment loss (non-cash)	—	—	—	—
Restructuring and other charges	0.2	—	0.3	—
Transaction costs	—	0.1	—	—
Operating income	7.3%	9.6%	1.2%	2.6%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 26 weeks ended October 26, 2019 compared with the 13 and 26 weeks ended October 27, 2018

	13 weeks ended, October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$688,084	$40,210	$5,215	$—	$(14,966)	$718,543
Rental income	53,685	—	—	—	—	53,685
Total sales	741,769	40,210	5,215	—	(14,966)	772,228
Cost of sales:
Product and other cost of sales	548,621	27,675	1,074	—	(24,300)	553,070
Rental cost of sales	32,208	—	—	—	—	32,208
Total cost of sales	580,829	27,675	1,074	—	(24,300)	585,278
Gross profit	160,940	12,535	4,141	—	9,334	186,950
Selling and administrative expenses	98,578	4,593	4,615	5,668	(50)	113,404
Depreciation and amortization expense	11,696	1,483	2,335	32	—	15,546
Sub-Total:	$50,666	$6,459	$(2,809)	$(5,700)	$9,384	58,000
Restructuring and other charges						1,569
Operating income						$56,431

	13 weeks ended, October 27, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$725,313	$40,830	$4,934	$—	$(14,904)	$756,173
Rental income	58,593	—	—	—	—	58,593
Total sales	783,906	40,830	4,934	—	(14,904)	814,766
Cost of sales:
Product and other cost of sales	570,170	26,555	145	—	(27,899)	568,971
Rental cost of sales	35,035	—	—	—	—	35,035
Total cost of sales	605,205	26,555	145	—	(27,899)	604,006
Gross profit	178,701	14,275	4,789	—	12,995	210,760
Selling and administrative expenses	100,595	5,364	3,387	6,016	(39)	115,323
Depreciation and amortization expense	12,967	1,499	1,917	38	—	16,421
Sub-Total:	$65,139	$7,412	$(515)	$(6,054)	$13,034	79,016
Transaction costs						537
Operating income						$78,479

	26 weeks ended, October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$945,310	$112,519	$10,589	$—	$(47,648)	$1,020,770
Rental income	71,115	—	—	—	—	71,115
Total sales	1,016,425	112,519	10,589	—	(47,648)	1,091,885
Cost of sales:
Product and other cost of sales	751,469	85,066	2,034	—	(47,168)	791,401
Rental cost of sales	41,877	—	—	—	—	41,877
Total cost of sales	793,346	85,066	2,034	—	(47,168)	833,278
Gross profit	223,079	27,453	8,555	—	(480)	258,607
Selling and administrative expenses	182,393	9,352	8,728	10,675	(53)	211,095
Depreciation and amortization expense	23,673	3,048	4,639	65	—	31,425
Sub-Total:	$17,013	$15,053	$(4,812)	$(10,740)	$(427)	16,087
Impairment loss (non-cash)						433
Restructuring and other charges						3,035
Operating income						$12,619

	26 weeks ended, October 27, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$992,759	$130,774	$10,611	$—	$(60,126)	$1,074,018
Rental income	78,232	—	—	—	—	78,232
Total sales	1,070,991	130,774	10,611	—	(60,126)	1,152,250
Cost of sales:
Product and other cost of sales	788,612	96,954	268	—	(58,111)	827,723
Rental cost of sales	47,157	—	—	—		47,157
Total cost of sales	835,769	96,954	268	—	(58,111)	874,880
Gross profit	235,222	33,820	10,343	—	(2,015)	277,370
Selling and administrative expenses	185,830	11,003	6,166	11,509	(41)	214,467
Depreciation and amortization expense	26,292	2,959	3,626	82	—	32,959
Operating loss:	$23,100	$19,858	$551	$(11,591)	$(1,974)	29,944
Transaction costs						537
Operating income						$29,407

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 26, 2019 and October 27, 2018:

	13 weeks ended			26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018%		October 26, 2019	October 27, 2018%
Product sales and other	$718,543	$756,173	(5.0)%	$1,020,770	$1,074,018	(5.0)%
Rental income	53,685	58,593	(8.4)%	71,115	78,232	(9.1)%
Total Sales	$772,228	$814,766	(5.2)%	$1,091,885	$1,152,250	(5.2)%
Our sales decreased by $42.5 million, or 5.2%, to $772.2 million during the 13 weeks ended October 26, 2019 from $814.8 million during the 13 weeks ended October 27, 2018.

Our sales decreased by $60.4 million, or 5.2%, to $1,091.9 million during the 26 weeks ended October 26, 2019 from $1,152.3 million during the 26 weeks ended October 27, 2018.
The components of the variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended		26 weeks ended
Dollars in millions	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Retail Sales
New stores	$39.3	$22.5	$46.7	$30.3
Closed stores	(24.5)	(39.6)	(32.9)	(48.6)
Comparable stores (a)	(45.5)	(46.8)	(52.3)	(53.0)
Textbook rental deferral	1.5	3.8	2.3	3.6
Service revenue (b)	(2.0)	(0.8)	(2.5)	(0.9)
Other (c)	(10.9)	0.2	(15.9)	(2.3)
Retail sales subtotal:	$(42.1)	$(60.7)	$(54.6)	$(70.9)
Wholesale Sales	$(0.6)	$(6.7)	$(18.3)	$(9.2)
DSS Sales	$0.3	$0.4	$—	$6.1
Eliminations (d)	$(0.1)	$(5.1)	$12.5	$(16.3)
Total sales variance:	$(42.5)	$(72.1)	$(60.4)	$(90.3)

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
Retail
Retail sales decreased $42.1 million, or 5.4%, to $741.8 million during the 13 weeks ended October 26, 2019 from $783.9 million during the 13 weeks ended October 27, 2018. Retail sales decreased $54.6 million, or 5.1%, to $1,016.4 million during the 26 weeks ended October 26, 2019 from $1,071.0 million during the 26 weeks ended October 27, 2018. Retail added 95 new stores and closed 107 stores during the 26 weeks ended October 26, 2019, ending the period with a total of 1,436 stores.

	13 weeks ended				26 weeks ended
	October 26, 2019		October 27, 2018		October 26, 2019		October 27, 2018
Number of Stores:	Physical	Virtual	Physical	Virtual	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	777	714	753	684	772	676	768	676
Opened	2	9	21	9	40	55	34	26
Closed	7	59	1	16	40	67	29	25
Number of stores at end of period	772	664	773	677	772	664	773	677

Product and other sales for Retail for the 13 weeks ended October 26, 2019 decreased by $37.2 million, or 5.1% to $688.1 million from $725.3 million during the 13 weeks ended October 27, 2018. Product and other sales for Retail for the 26 weeks ended October 26, 2019 decreased by $47.5 million, or 4.8% to $945.3 million from $992.8 million during the 26 weeks ended October 27, 2018. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings. Textbook (Course Materials) revenue for Retail for the 13 and 26 weeks ended October 26, 2019 decreased primarily due to lower new and used textbook and other course materials sales, while First Day, digital and eTextbook revenue increased. General merchandise sales for Retail increased for the 13 and 26 weeks ended October 26, 2019 primarily due to higher emblematic apparel. General merchandise sales for Retail also increased during the 26 weeks ended October 26, 2019 due to higher graduation product sales.
Rental income for Retail for the 13 weeks ended October 26, 2019 decreased by $4.9 million, or 8.4% to $53.7 million from $58.6 million during the 13 weeks ended October 27, 2018. Rental income for Retail for the 26 weeks ended October 26, 2019 decreased by $7.1 million, or 9.1% to $71.1 million from $78.2 million. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for Retail decreased for the 13 and 26 week sales periods. Comparable store sales were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by increased First Day, digital and eTextbook revenue, and general merchandise sales. Comparable store sales variances for Retail by category for the 13 and 26 week periods are as follows:

Comparable Store Sales variances - Retail	13 weeks ended				26 weeks ended
Dollars in millions	October 26, 2019		October 27, 2018		October 26, 2019		October 27, 2018
Textbooks (Course Materials)	$(43.9)	(7.7)%	$(49.4)	(8.0)%	$(55.4)	(8.0)%	$(55.2)	(7.4)%
General Merchandise	(0.2)	(0.1)%	3.2	1.8%	5.7	1.9%	4.4	1.5%
Trade Books	(1.4)	(12.1)%	(0.6)	(4.7)%	(2.6)	(11.9)%	(2.2)	(8.8)%
Total Comparable Store Sales	$(45.5)	(5.9)%	$(46.8)	(5.8)%	$(52.3)	(5.1)%	$(53.0)	(5.0)%
Wholesale
Wholesale sales decreased by $0.6 million, or 1.5%, to $40.2 million during the 13 weeks ended October 26, 2019 from $40.8 million during the 13 weeks ended October 27, 2018. Wholesale sales decreased by $18.3 million, or 14.0%, to $112.5 million during the 26 weeks ended October 26, 2019 from $130.8 million during the 26 weeks ended October 27, 2018. The decrease is driven primarily due to a shift in buying patterns from physical textbooks to digital products, a decrease in supply, and a decrease in customer demand (including sales to our Retail Segment).
DSS
DSS total sales increased by $0.3 million or 5.7% to $5.2 million during the 13 weeks ended October 26, 2019 from $4.9 million during the 13 weeks ended October 27, 2018. DSS total sales were $10.6 million for each of the 26 weeks ended October 26, 2019 and October 27, 2018. For both periods, bartleby subscription sales increased and were offset by lower Student Brands sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 75.8% during the 13 weeks ended October 26, 2019 compared to 74.1% during the 13 weeks ended October 27, 2018. Our gross margin decreased by $23.8 million, or 11.3%, to $187.0 million, or 24.2% of sales, during the 13 weeks ended October 26, 2019 from $210.8 million, or 25.9% of sales during the 13 weeks ended October 27, 2018.
Our cost of sales increased as a percentage of sales to 76.3% during the 26 weeks ended October 26, 2019 compared to 75.9% during the 26 weeks ended October 27, 2018. Our gross margin decreased by $18.8 million, or 6.8%, to $258.6 million, or 23.7% of sales, during the 26 weeks ended October 26, 2019 from $277.4 million, or 24.1% of sales during the 26 weeks ended October 27, 2018.

Retail
The following table summarizes the Retail cost of sales for the 13 and 26 weeks ended October 26, 2019 and October 27, 2018:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2019	% of Related Sales	October 27, 2018	% of Related Sales	October 26, 2019	% of Related Sales	October 27, 2018	% of Related Sales
Product and other cost of sales	$548,621	79.7%	$570,170	78.6%	$751,469	79.5%	$788,612	79.4%
Rental cost of sales	32,208	60.0%	35,035	59.8%	41,877	58.9%	47,157	60.3%
Total Cost of Sales	$580,829	78.3%	$605,205	77.2%	$793,346	78.1%	$835,769	78.0%
The following table summarizes the Retail gross margin for the 13 and 26 weeks ended October 26, 2019 and October 27, 2018:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2019	% of Related Sales	October 27, 2018	% of Related Sales	October 26, 2019	% of Related Sales	October 27, 2018	% of Related Sales
Product and other gross margin	$139,463	20.3%	$155,143	21.4%	$193,841	20.5%	$204,147	20.6%
Rental gross margin	21,477	40.0%	23,558	40.2%	29,238	41.1%	31,075	39.7%
Gross Margin	$160,940	21.7%	$178,701	22.8%	$223,079	21.9%	$235,222	22.0%
For the 13 weeks ended October 26, 2019, the Retail gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (110 basis points), driven primarily by lower margin rates (95 basis points) due to a shift to lower margin digital products and higher markdowns, and higher costs related to our college and university contracts (70 basis points) resulting from contract renewals and new store contracts, partially offset by a favorable sales mix (55 basis points) due to increased sales of higher margin general merchandise.

•
Rental gross margin decreased (20 basis points), driven primarily by higher costs related to our college and university contracts (135 basis points) resulting from contract renewals and new store contracts, partially offset by higher rental margin rates (95 basis points) and favorable rental mix (20 basis points).

For the 26 weeks ended October 26, 2019, the Retail gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (5 basis points), driven primarily by lower margin rates (85 basis points) due to a shift to lower margin digital products and higher markdowns, partially offset by a favorable sales mix (80 basis points) due to increased sales of higher margin general merchandise.

•
Rental gross margin increased (140 basis points), driven primarily by favorable rental mix (80 basis points), higher rental margin rates (30 basis points), and lower costs related to our college and university contracts (30 basis points) resulting from contract renewals and new store contracts.

Wholesale
The cost of sales and gross margin for Wholesale were $27.7 million, or 68.8% of sales, and $12.5 million, or 31.2% of sales, respectively, during the 13 weeks ended October 26, 2019. The cost of sales and gross margin for Wholesale was $26.6 million or 65.0% of sales and $14.3 million or 35.0% of sales, respectively, during the 13 weeks ended October 27, 2018.
The cost of sales and gross margin for Wholesale were $85.1 million, or 75.6% of sales, and $27.5 million, or 24.4% of sales, respectively, during the 26 weeks ended October 26, 2019. The cost of sales and gross margin for Wholesale was $97.0 million or 74.1% of sales and $33.8 million or 25.9% of sales, respectively, during the 26 weeks ended October 27, 2018.
The gross margin decreased during the 13 and 26 weeks ended October 26, 2019 primarily due to an unfavorable sales mix and inventory markdowns.
DSS
The gross margin for the DSS segment was $4.1 million, or 79.4% of sales, during the 13 weeks ended October 26, 2019 and $4.8 million, or 97.1% of sales, during the 13 weeks ended October 27, 2018. The gross margin for the DSS segment was $8.6 million, or 80.8% of sales, during the 26 weeks ended October 26, 2019 and $10.3 million, or 97.5% of sales, during the 26 weeks ended October 27, 2018. The high gross margins are driven primarily by high margin subscription service revenue earned. The decrease in gross margin for the 13 and 26 weeks ended was primarily due to the amortization of content development costs of $0.8 million and $1.5 million for bartleby textbook solutions which was launched in the latter half of Fiscal 2019.
Intercompany Eliminations
During the 13 weeks ended October 26, 2019 and October 27, 2018, our sales eliminations were $(15.0) million and $(14.9) million, respectively. During the 26 weeks ended October 26, 2019 and October 27, 2018, our sales eliminations were $(47.6) million and $(60.1) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended October 26, 2019 and October 27, 2018, the cost of sales eliminations were $(24.3) million and $(27.9) million, respectively. During the 26 weeks ended October 26, 2019 and October 27, 2018, the cost of sales eliminations were $(47.2) million and $(58.1) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended October 26, 2019 and October 27, 2018, the gross margin eliminations were $9.3 million and $13.0 million, respectively. During the 26 weeks ended October 26, 2019 and October 27, 2018, the gross margin eliminations were $(0.5) million and $(2.0) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2019	% of Sales	October 27, 2018	% of Sales	October 26, 2019	% of Sales	October 27, 2018	% of Sales
Total Selling and Administrative Expenses	$113,404	14.7%	$115,323	14.2%	$211,095	19.3%	$214,467	18.6%
During the 13 weeks ended October 26, 2019, selling and administrative expenses decreased by $1.9 million, or 1.7%, to $113.4 million from $115.3 million during the 13 weeks ended October 27, 2018. During the 26 weeks ended October 26, 2019, selling and administrative expenses decreased by $3.4 million, or 1.6%, to $211.1 million from $214.5 million during the 26 weeks ended October 27, 2018.
The variances by segment are as follows:
Retail
During the 13 weeks ended October 26, 2019, Retail selling and administrative expenses decreased by $2.0 million, or 2.0%, to $98.6 million from $100.6 million during the 13 weeks ended October 27, 2018. This decrease was primarily due to a $1.9 million decrease in stores payroll and operating expenses, including comparable stores, virtual stores and new/closed stores payroll and operating expenses, and a decrease of $0.3 million in corporate payroll and infrastructure costs, partially offset by an increase of $0.2 million increase in product development costs and digital operations costs.
During the 26 weeks ended October 26, 2019, Retail selling and administrative expenses decreased by $3.4 million, or 1.8%, to $182.4 million from $185.8 million during the 26 weeks ended October 27, 2018. This decrease was primarily due to a $4.3 million decrease in stores payroll and operating expenses, including comparable stores, virtual stores and new/closed stores payroll and operating expenses, partially offset by an increase of $0.7 million in corporate payroll and infrastructure costs and a $0.2 million increase in product development costs and digital operations costs.
Wholesale
During the 13 weeks ended October 26, 2019, Wholesale selling and administrative expenses decreased by $0.8 million or 14.4% to $4.6 million from $5.4 million during the 13 weeks ended October 27, 2018. During the 26 weeks ended October 26, 2019, Wholesale selling and administrative expenses decreased by $1.7 million or 15.0% to $9.4 million from $11.0 million during the 26 weeks ended October 27, 2018. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
During the 13 weeks ended October 26, 2019, DSS selling and administrative expenses increased by $1.2 million to $4.6 million from $3.4 million during the 13 weeks ended October 27, 2018. During the 26 weeks ended October 26, 2019, DSS selling and administrative expenses increased by $2.6 million to $8.7 million from $6.2 million during the 26 weeks ended

October 27, 2018. The increase in costs was primarily driven by higher payroll and professional fees related to developing, marketing and selling our student success hub on bartleby which launched during the latter half of Fiscal 2019.
Corporate Services
During the 13 weeks ended October 26, 2019, Corporate Services' selling and administrative expenses decreased by $0.3 million or 5.8% to $5.7 million from $6.0 million during the 13 weeks ended October 27, 2018. During the 26 weeks ended October 26, 2019, Corporate Services' selling and administrative expenses decreased by $0.8 million or 7.2% to $10.7 million from $11.5 million during the 26 weeks ended October 27, 2018. The decrease was primarily due to lower compensation-related expense and lower operating expenses.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2019	% of Sales	October 27, 2018	% of Sales	October 26, 2019	% of Sales	October 27, 2018	% of Sales
Total Depreciation and Amortization Expense	$15,546	2.0%	$16,421	2.0%	$31,425	2.9%	$32,959	2.9%
Depreciation and amortization expense decreased by $0.9 million, or 5.3%, to $15.5 million during the 13 weeks ended October 26, 2019 from $16.4 million during the 13 weeks ended October 27, 2018. Depreciation and amortization expense decreased by $1.5 million, or 4.7%, to $31.4 million during the 26 weeks ended October 26, 2019 from $32.9 million during the 26 weeks ended October 27, 2018. The decrease was primarily attributable to lower depreciation related to closed stores and lower capital expenditures.
Impairment loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 26 weeks ended October 26, 2019, we recognized an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 13 and 26 weeks ended October 26, 2019, we recognized restructuring and other charges totaling $1.6 million and $3.0 million, respectively, comprised primarily of $0.1 million and $0.8 million, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $1.5 million and $2.2 million, respectively for professional service costs for restructuring, process improvements, and shareholder activist activities.
Transaction Costs
Transaction costs were $0.5 million during the 13 and 26 weeks ended October 27, 2018. We incur transaction costs for business development and acquisitions.
Operating Income

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2019	% of Sales	October 27, 2018	% of Sales	October 26, 2019	% of Sales	October 27, 2018	% of Sales
Total Operating Income	$56,431	7.3%	$78,479	9.6%	$12,619	1.2%	$29,407	2.6%
Our operating income was $56.4 million during the 13 weeks ended October 26, 2019, compared to operating income of $78.5 million during the 13 weeks ended October 27, 2018. The decrease is due to the matters discussed above. For the 13 weeks ended October 26, 2019, excluding the $1.6 million of restructuring and other charges, discussed above, operating income was $58.0 million (or 7.5% of sales). For the 13 weeks ended October 27, 2018, excluding the transaction costs of $0.5 million, discussed above, operating income was $79.0 million (or 9.7% of sales).
Our operating income was $12.6 million during the 26 weeks ended October 26, 2019, compared to operating income of $29.4 million during the 26 weeks ended October 27, 2018. The decrease is due to the matters discussed above. For the 26 weeks ended October 26, 2019, excluding the $3.0 million of restructuring and other charges and impairment loss (non-cash) of $0.4 million, discussed above, operating income was $16.1 million (or 1.5% of sales). For the 26 weeks ended October 27, 2018, excluding the transaction costs of $0.5 million, discussed above, operating income was $29.9 million (or 2.6% of sales).

Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Interest Expense, Net	$1,446	$1,836	$3,978	$5,358
Net interest expense decreased by $0.4 million, or 21.3%, to $1.4 million during the 13 weeks ended October 26, 2019 from $1.8 million during the 13 weeks ended October 27, 2018. Net interest expense decreased by $1.4 million, or 25.8%, to $4.0 million during the 26 weeks ended October 26, 2019 from $5.4 million during the 26 weeks ended October 27, 2018. The decrease was primarily due to lower borrowings compared to the prior year.
Income Tax Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2019	Effective Rate	October 27, 2018	Effective Rate	October 26, 2019	Effective Rate	October 27, 2018	Effective Rate
Income Tax Expense	$19,054	34.7%	$16,946	22.1%	$4,865	56.3%	$2,974	12.4%
We recorded income tax expense of $19.1 million on pre-tax income of $55.0 million of during the 13 weeks ended October 26, 2019, which represented an effective income tax rate of 34.7% and we recorded income tax expense of $16.9 million on pre-tax income of $76.6 million during the 13 weeks ended October 27, 2018, which represented an effective income tax rate of 22.1%.
We recorded income tax expense of $4.9 million on pre-tax income of $8.6 million of during the 26 weeks ended October 26, 2019, which represented an effective income tax rate of 56.3% and we recorded income tax expense of $3.0 million on pre-tax income of $24.0 million during the 26 weeks ended October 27, 2018, which represented an effective income tax rate of 12.4%.
The effective tax rate for the 13 and 26 weeks ended October 26, 2019 is higher as compared to the comparable prior year due to permanent differences.
Net Income

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net income	$35,931	$59,697	$3,776	$21,075
As a result of the factors discussed above, net income was $35.9 million during the 13 weeks ended October 26, 2019, compared with net income of $59.7 million during the 13 weeks ended October 27, 2018 and net income was $3.8 million during the 26 weeks ended October 26, 2019 compared with net income of $21.1 million during the 26 weeks ended October 27, 2018.
Adjusted Earnings (non-GAAP) is $37.8 million during the 13 weeks ended October 26, 2019, compared with $60.2 million during the 13 weeks ended October 27, 2018 and Adjusted Earnings (non-GAAP) is $7.8 million during the 26 weeks ended October 26, 2019 compared with $21.6 million during the 26 weeks ended October 27, 2018. See Adjusted Earnings (non-GAAP) discussion below.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net income	$35,931	$59,697	$3,776	$21,075
Reconciling items, after-tax (below)	1,903	513	3,983	546
Adjusted Earnings (non-GAAP)	$37,834	$60,210	$7,759	$21,621

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$—	$—	$433	$—
Content amortization (non-cash) (b)	998	104	1,909	148
Restructuring and other charges (a)	1,569	—	3,035	—
Transaction costs (a)	—	537	—	537
Reconciling items, pre-tax	2,567	641	5,377	685
Less: Pro forma income tax impact (b)	664	128	1,394	139
Reconciling items, after-tax	$1,903	$513	$3,983	$546

(a)	See Management Discussion and Analysis and Results of Operations discussion above.

(b)	For the 13 and 26 weeks ended October 26, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(c)	Represents the income tax effects of the non-GAAP items.
Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net income	$35,931	$59,697	$3,776	$21,075
Add:
Depreciation and amortization expense	15,546	16,421	31,425	32,959
Content amortization (non-cash) (a)	998	104	1,909	148
Interest expense, net	1,446	1,836	3,978	5,358
Income tax expense	19,054	16,946	4,865	2,974
Impairment loss (non-cash) (b)	—	—	433	—
Restructuring and other charges (b)	1,569	—	3,035	—
Transaction costs (b)	—	537	—	537
Adjusted EBITDA (non-GAAP) (b)	$74,544	$95,541	$49,421	$63,051

(a)	For the 13 and 26 weeks ended October 26, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(b)	See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 and 26 weeks ended October 26, 2019 and October 27, 2018.

Adjusted EBITDA - by Segment	13 weeks ended, October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$741,769	$40,210	$5,215	$—	$(14,966)	$772,228
Cost of sales (a)	580,619	27,675	286	—	(24,300)	584,280
Gross profit	161,150	12,535	4,929	—	9,334	187,948
Selling and administrative expenses	98,578	4,593	4,615	5,668	(50)	113,404
Adjusted EBITDA (non-GAAP)	$62,572	$7,942	$314	$(5,668)	$9,384	$74,544

Adjusted EBITDA - by Segment	13 weeks ended, October 27, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$783,906	$40,830	$4,934	$—	$(14,904)	$814,766
Cost of sales (a)	605,101	26,555	145	—	(27,899)	603,902
Gross profit	178,805	14,275	4,789	—	12,995	210,864
Selling and administrative expenses	100,595	5,364	3,387	6,016	(39)	115,323
Adjusted EBITDA (non-GAAP)	$78,210	$8,911	$1,402	$(6,016)	$13,034	$95,541

Adjusted EBITDA - by Segment	26 weeks ended, October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,016,425	$112,519	$10,589	$—	$(47,648)	$1,091,885
Cost of sales (a)	792,952	85,066	519	—	(47,168)	831,369
Gross profit	223,473	27,453	10,070	—	(480)	260,516
Selling and administrative expenses	182,393	9,352	8,728	10,675	(53)	211,095
Adjusted EBITDA (non-GAAP)	$41,080	$18,101	$1,342	$(10,675)	$(427)	$49,421

Adjusted EBITDA - by Segment	26 weeks ended, October 27, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,070,991	$130,774	$10,611	$—	$(60,126)	$1,152,250
Cost of sales (a)	835,621	96,954	268	—	(58,111)	874,732
Gross profit	235,370	33,820	10,343	—	(2,015)	277,518
Selling and administrative expenses	185,830	11,003	6,166	11,509	(41)	214,467
Adjusted EBITDA (non-GAAP)	$49,540	$22,817	$4,177	$(11,509)	$(1,974)	$63,051
(a) For the 13 weeks ended October 26, 2019, gross margin excludes $0.2 million and $0.8 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 26 weeks ended October 26, 2019, gross margin excludes $0.4 million and $1.5 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 13 weeks ended October 27, 2018, gross margin excludes $0.1 million of amortization expense (non-cash) related to content development costs in the Retail Segment. For the 26 weeks ended October 27, 2018, gross margin excludes $0.2 million of amortization expense (non-cash) related to content development costs in the Retail Segment.

(b)	See Management Discussion and Analysis and Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of October 26, 2019, we had no outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 26, 2019	October 27, 2018
Cash, cash equivalents, and restricted cash at beginning of period	$14,768	$16,869
Net cash flows provided by operating activities	161,449	236,571
Net cash flows used in investing activities	(16,096)	(34,279)
Net cash flows used in financing activities	(134,765)	(198,371)
Cash, cash equivalents, and restricted cash at end of period	$25,356	$20,790
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
Cash flows provided by operating activities during the 26 weeks ended October 26, 2019 were $161.4 million compared to $236.6 million during the 26 weeks ended October 27, 2018. This decrease of $75.2 million was primarily due to changes in working capital, the change in operating lease right-of-use assets and lease liabilities, lower net income compared to prior year, and the change in deferred taxes. See Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 5. Leases for information regarding the impact of adopting FASB ASC 842, Leases (Topic 842) effective April 28, 2019.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 26 weeks ended October 26, 2019 were $(16.1) million compared to $(34.3) million during the 26 weeks ended October 27, 2018. The decrease is primarily due to the change in other noncurrent assets for contractual obligations and the acquisition of PaperRater.com in Fiscal 2019.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $19.3 million and $23.2 million during the 26 weeks ended October 26, 2019 and October 27, 2018, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 26 weeks ended October 26, 2019 were $(134.8) million compared to $(198.4) million during the 26 weeks ended October 27, 2018. This net change of $63.6 million is primarily due to lower net borrowings under the credit agreement.
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
During the 26 weeks ended October 26, 2019, we borrowed $150.0 million and repaid $283.5 million under the Credit Agreement. There were no outstanding borrowings as of October 26, 2019 under the Credit Facility or FILO Facility. During the 26 weeks ended October 27, 2018, we borrowed $119.9 million and repaid $316.3 million under the Credit Agreement. There were no outstanding borrowings as of October 26, 2019 and October 27, 2018 under both the Credit Facility and FILO Facility. As of both October 26, 2019 and October 27, 2018, we have issued $4.8 million in letters of credit under the Credit Facility.
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
Income Tax Implications on Liquidity
As of October 26, 2019, other long-term liabilities includes $32.8 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.3 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 26, 2019, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 26, 2019, approximately $26.7 million remains available under the stock repurchase program.
During the 26 weeks ended October 26, 2019, we repurchased 374,733 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 27, 2019.
Off-Balance Sheet Arrangements
As of October 26, 2019, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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

Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 26, 2019 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 27, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of October 26, 2019 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28, 2019 - August 24, 2019	—	$—	—	$26,669,324
August 25, 2019 - September 28, 2019	—	$—	—	$26,669,324
September 29, 2019 - October 26, 2019	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 26, 2019, we did not repurchase any shares of our Common Stock under the program.
During the 26 weeks ended October 26, 2019, we repurchased 374,733 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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
December 4, 2019