Form 10-Q
period 2020-01-25
Barnes & Noble Education, Inc.
filed 2020-03-03
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2020, 48,297,554 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 25, 2020

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Sales:
Product sales and other	$453,678	$491,989	$1,474,448	$1,566,007
Rental income	48,614	56,019	119,729	134,251
Total sales	502,292	548,008	1,594,177	1,700,258
Cost of sales:
Product and other cost of sales	354,999	381,953	1,146,400	1,209,676
Rental cost of sales	28,758	33,102	70,635	80,259
Total cost of sales	383,757	415,055	1,217,035	1,289,935
Gross profit	118,535	132,953	377,142	410,323
Selling and administrative expenses	106,184	110,941	317,279	325,408
Depreciation and amortization expense	15,117	16,374	46,542	49,333
Impairment loss (non-cash)	—	—	433	—
Restructuring and other charges	205	2,500	3,240	2,500
Transaction costs	—	117	—	654
Operating (loss) income	(2,971)	3,021	9,648	32,428
Interest expense, net	1,904	2,546	5,882	7,904
(Loss) income before income taxes	(4,875)	475	3,766	24,524
Income tax (benefit) expense	(3,182)	(294)	1,683	2,680
Net (loss) income	$(1,693)	$769	$2,083	$21,844

(Loss) Earnings per share of common stock:
Basic	$(0.04)	$0.02	$0.04	$0.46
Diluted	$(0.04)	$0.02	$0.04	$0.46
Weighted average shares of common stock outstanding:
Basic	48,298	47,561	47,911	47,220
Diluted	48,298	47,937	48,767	47,772
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 25, 2020	January 26, 2019	April 27, 2019
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,798	$22,049	$14,013
Receivables, net	238,045	231,106	98,246
Merchandise inventories, net	530,260	579,582	420,322
Textbook rental inventories	48,474	50,577	47,001
Prepaid expenses and other current assets	24,617	20,691	11,778
Total current assets	851,194	904,005	591,360
Property and equipment, net	101,055	109,414	109,777
Operating lease right-of-use assets	251,743	—	—
Intangible assets, net	179,596	208,439	194,978
Goodwill	4,700	53,982	4,700
Deferred tax assets, net	2,647	—	2,425
Other noncurrent assets	37,169	40,216	42,940
Total assets	$1,428,104	$1,316,056	$946,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$389,050	$464,933	$186,818
Accrued liabilities	193,705	219,713	121,720
Current operating lease liabilities	102,247	—	—
Short-term borrowings	—	—	100,000
Total current liabilities	685,002	684,646	408,538
Long-term deferred taxes, net	—	7,991	—
Long-term operating lease liabilities	169,227	—	—
Other long-term liabilities	50,529	58,632	53,514
Long-term borrowings	65,900	70,100	33,500
Total liabilities	970,658	821,369	495,552
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 52,139, 51,026 and 51,030 shares, respectively; outstanding, 48,297, 47,561 and 47,563 shares, respectively	521	511	510
Additional paid-in capital	732,320	724,164	726,331
Accumulated deficit	(242,494)	(198,359)	(244,577)
Treasury stock, at cost	(32,901)	(31,629)	(31,636)
Total stockholders' equity	457,446	494,687	450,628
Total liabilities and stockholders' equity	$1,428,104	$1,316,056	$946,180
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 25, 2020	January 26, 2019
Cash flows from operating activities:
Net income	$2,083	$21,844
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	46,542	49,333
Content amortization expense	2,973	360
Amortization of deferred financing costs	811	1,127
Impairment loss (non-cash)	433	—
Deferred taxes	(222)	5,885
Stock-based compensation expense	6,000	6,851
Changes in other long-term liabilities	(2,992)	(1,183)
Changes in operating lease right-of-use assets and liabilities	9,890	—
Changes in other operating assets and liabilities, net	20,834	91,645
Net cash flows provided by operating activities	86,352	175,862
Cash flows from investing activities:
Purchases of property and equipment	(26,841)	(31,711)
Acquisition of businesses, net of cash acquired	—	(10,000)
Net change in other noncurrent assets	5,148	43
Net cash flows used in investing activities	(21,693)	(41,668)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	383,400	374,000
Repayments of borrowings under Credit Agreement	(451,000)	(500,300)
Purchase of treasury shares	(1,265)	(1,971)
Net cash flows used in financing activities	(68,865)	(128,271)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,206)	5,923
Cash, cash equivalents and restricted cash at beginning of period	14,768	16,869
Cash, cash equivalents and restricted cash at end of period	$10,562	$22,792
Changes in other operating assets and liabilities, net:
Receivables, net	$(139,875)	$(131,046)
Merchandise inventories	(109,938)	(136,023)
Textbook rental inventories	(1,473)	(2,798)
Prepaid expenses and other current assets	(12,839)	(8,844)
Accounts payable and accrued liabilities	284,959	370,356
Changes in other operating assets and liabilities, net	$20,834	$91,645
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			2,341				2,341
Net loss				(38,622)			(38,622)
Balance at July 28, 2018	50,032	$501	$719,664	$(258,825)	3,115	$(29,658)	$431,682
Stock-based compensation expense			2,632				2,632
Vested equity awards	994	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					350	(1,971)	(1,971)
Net income				59,697			59,697
Balance at October 27, 2018	51,026	$511	$722,286	$(199,128)	3,465	$(31,629)	$492,040
Stock-based compensation expense			1,878				1,878
Net income				769			769
Balance at January 26, 2019	51,026	$511	$724,164	$(198,359)	3,465	$(31,629)	$494,687

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			2,321				2,321
Vested equity awards	56	1	(1)				—
Shares repurchased for tax withholdings for vested stock awards					12	(40)	(40)
Net loss				(32,155)			(32,155)
Balance at July 27, 2019	51,086	$511	$728,651	$(276,732)	3,479	$(31,676)	$420,754
Stock-based compensation expense			1,860				1,860
Vested equity awards	1,053	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					363	(1,225)	(1,225)
Net income				35,931			35,931
Balance at October 28, 2019	52,139	$521	$730,501	$(240,801)	3,842	$(32,901)	$457,320
Stock-based compensation expense			1,819				1,819
Net loss				(1,693)			(1,693)
Balance at January 25, 2020	52,139	$521	$732,320	$(242,494)	3,842	$(32,901)	$457,446

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)
Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc. or "BNED", a Delaware corporation. References to “Barnes & Noble College” or "BNC" refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC. References to “Student Brands” refer to our direct-to-student subscription-based writing services business operated through our subsidiary Student Brands, LLC.
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended April 27, 2019, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 27, 2019, April 28, 2018 and April 29, 2017 (Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively), the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended July 27, 2019, and the unaudited condensed consolidated financial statements in our Form 10-Q for the 26 weeks ended October 26, 2019.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,436 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with partners and stable, long-term contracts, and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our general merchandise e-commerce capabilities, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, as we improve our e-commerce capabilities through investments we are making in new systems, processes and people.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 25, 2020 are not indicative of the results expected for the 53 weeks ending May 2, 2020 (Fiscal 2020).
For certain of our retail operations, sales are generally highest in the second and third fiscal quarters, when students purchase and rent textbooks and other course materials for the typical academic year, and lowest in the first and fourth fiscal quarters. Sales attributable to our wholesale business are generally highest in our first, second and third quarters, as MBS sells textbooks and other course materials for retail distribution. Our DSS segment sales and operating profit are realized relatively consistently throughout the year.
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
Leases
Effective April 28, 2019, we adopted Accounting Standards Codification ("ASC") Topic 842, Leases, and recognized lease assets and lease liabilities on the condensed consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset.
As a result of adopting ASC Topic 842, we recorded an initial operating lease right-of-use asset of $277,006 (inclusive of prepaid assets and accrued liabilities related to existing leases) and an operating lease liability of $294,727 as of April 28, 2019 for all leases that were not completed and with lease terms in excess of twelve months at that date. For additional information, see Note 5. Leases.
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue is derived from the sale of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Note 4. Revenue.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

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
Service and other revenue
Service and other revenue is primarily derived from DSS segment subscription-based service revenues and partnership marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers.
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
Cost of Sales
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

field support, finance and accounting, and operating costs related to our DSS segment subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
Evaluation of Goodwill and Other Long-Lived Assets
As of January 25, 2020, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2020. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. The fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized. During the 13 and 39 weeks ended January 26, 2019, we completed our annual goodwill impairment test for Fiscal 2019 and concluded that the fair value of the MBS and DSS reporting units, as they existed at that time, each exceeded their respective carrying values and no goodwill impairment was recognized. In the fourth quarter of Fiscal 2019, due to the change in our reporting units identified as a result of the change in our reportable segments, we recognized a total goodwill impairment (non-cash impairment loss) of $49,282, consisting of the full carrying value of the goodwill allocated to the Retail and Wholesale reporting units.
Our other long-lived assets include property and equipment and amortizable intangibles. As of January 25, 2020, we had $101,055 and $179,596 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 39 weeks ended January 25, 2020, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Income Taxes
As of January 25, 2020, other long-term liabilities includes $32,847 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,260 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Note 3. Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance seeks to simplify the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance seeks to further simplify the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing whether we will early adopt this guidance, and the impact on our condensed consolidated financial statements is not currently estimable.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset (as prepaid expense) related to the service contract and which costs to expense. The ASU requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We have adopted this standard effective April 28, 2019 (first day of this fiscal year) prospectively for all implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract after the date of adoption. Under previous accounting guidance, we capitalized certain implementation costs, primarily related to digital and consumer data platforms, to property and equipment on the condensed consolidated balance sheets and depreciated these implementation costs to depreciation and amortization expense in the consolidated statement of operations over the term of the service contract once the asset was ready for its intended use. The adoption of this standard will impact our condensed consolidated financial statements to the extent that implementation costs which were previously capitalized and depreciated as described above, will be included in prepaid expenses and other assets in the condensed consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations under this adopted guidance. We expect to incur additional costs to implement cloud computing arrangements during the remainder of Fiscal 2020 and expect the implementation costs capitalized to prepaid expense in the condensed consolidated balance sheet will increase accordingly.
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
Note 4. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services. See Note 2. Summary of Significant Accounting Pronouncements for additional information related to our revenue recognition policies and Note 6. Segment Reporting for a description of each segment's product and service offerings.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		39 weeks ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Retail
Product Sales	$400,170	$431,555	$1,320,587	$1,396,940
Rental Income	48,614	56,019	119,729	134,251
Service and Other Revenue (a)	9,204	10,572	34,097	37,946
Retail Total Sales	$457,988	$498,146	$1,474,413	$1,569,137
Wholesale Sales	$66,996	$78,508	$179,515	$209,282
DSS Sales (b)	$6,435	$5,237	$17,024	$15,848
Eliminations (c)	$(29,127)	$(33,883)	$(76,775)	$(94,009)
Total Sales	$502,292	$548,008	$1,594,177	$1,700,258

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of January 25, 2020, January 26, 2019 and April 27, 2019 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $60,708, $69,662, and $20,418 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended January 25, 2020, January 26, 2019 and April 27, 2019, respectively. The following table presents changes in contract liabilities:

	39 weeks ended
	January 25, 2020	January 26, 2019
Deferred revenue at the beginning of period	$20,418	$20,144
Additions to deferred revenue during the period	170,375	189,832
Reductions to deferred revenue for revenue recognized during the period	(130,085)	(140,314)
Deferred revenue balance at the end of period	$60,708	$69,662
As of January 26, 2019, we expect to recognize $60,708 of the deferred revenue balance within the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
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
The following table summarizes lease expense for the 13 and 39 weeks ended January 25, 2020:

	13 weeks ended	39 weeks ended
	January 25, 2020	January 25, 2020
Variable lease expense	$23,402	$54,412
Operating lease expense	37,188	137,148
Net lease expense	$60,590	$191,560
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of January 25, 2020:

As of
January 25, 2020
Remainder of Fiscal 2020	$65,672
Fiscal 2021	63,753
Fiscal 2022	47,012
Fiscal 2023	39,724
Fiscal 2024	31,316
Thereafter	58,018
Total lease payments	305,495
Less: imputed interest	(34,021)
Operating lease liabilities at period end	$271,474

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Future lease payment obligations related to leases that were entered into, but did not commence as of January 25, 2020, were not material.
The following summarizes additional information related to our operating leases:

As of
January 25, 2020
Weighted average remaining lease term (in years)	4.9 years
Weighted average discount rate	4.3%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$106,690
ROU assets obtained in exchange for lease liabilities from initial recognition	$88,902
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
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 27, 2019.
Retail
The Retail Segment operates 1,436 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 664 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore, with the majority of these agreements providing us exclusive rights to sell course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

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
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Our international operations are not material and the majority of the revenue and total assets are within the United States. Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Sales:
Retail	$457,988	$498,146	$1,474,413	$1,569,137
Wholesale	66,996	78,508	179,515	209,282
DSS	6,435	5,237	17,024	15,848
Elimination	(29,127)	(33,883)	(76,775)	(94,009)
Total Sales	$502,292	$548,008	$1,594,177	$1,700,258

Gross Profit
Retail	$99,790	$106,244	$322,869	$341,466
Wholesale	14,235	22,739	41,688	56,559
DSS	5,283	4,969	13,838	15,312
Elimination	(773)	(999)	(1,253)	(3,014)
Total Gross Profit	$118,535	$132,953	$377,142	$410,323

Depreciation and Amortization
Retail	$11,699	$12,769	$35,372	$39,061
Wholesale	1,483	1,496	4,531	4,455
DSS	1,904	2,072	6,543	5,698
Corporate Services	31	37	96	119
Total Depreciation and Amortization	$15,117	$16,374	$46,542	$49,333

Operating (Loss) Income
Retail	$(3,747)	$(4,920)	$11,478	$18,180
Wholesale	8,440	15,845	23,493	35,703
DSS	(1,608)	(678)	(6,420)	(627)
Corporate Services	(5,412)	(6,234)	(17,832)	(17,862)
Elimination	(644)	(992)	(1,071)	(2,966)
Total Operating (Loss) Income	$(2,971)	$3,021	$9,648	$32,428

	13 weeks ended		39 weeks ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
The following is a reconciliation of segment Operating (Loss) Income to consolidated (Loss) Income Before Income Taxes:
Total Operating Income	$(2,971)	$3,021	$9,648	$32,428
Interest Expense, net	1,904	2,546	5,882	7,904
(Loss) Income Before Income Taxes	$(4,875)	$475	$3,766	$24,524

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 25, 2020, we did not repurchase shares of our Common Stock under the program and as of January 25, 2020, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 25, 2020, we repurchased 374,733 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended January 25, 2020 and January 26, 2019 average shares of 3,682,169 and 1,412,951 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 39 weeks ended January 25, 2020 and January 26, 2019, average shares of 1,348,949 and 2,844,886, respectively, were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings (loss) per share calculation:

	13 weeks ended		39 weeks ended
(shares in thousands)	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Numerator for basic and diluted earnings per share:
Net (loss) income available to common shareholders	$(1,693)	$769	$2,083	$21,844
Less allocation of earnings to participating securities	—	—	(1)	(9)
Net (loss) income available to common shareholders	$(1,693)	$769	$2,082	$21,835

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(1,693)	$769	$2,082	$21,835
Allocation of earnings to participating securities	—	—	1	9
Less diluted allocation of earnings to participating securities	—	—	(1)	(9)
Net (loss) income available to common shareholders	$(1,693)	$769	$2,082	$21,835

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	48,298	47,561	47,911	47,220

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	48,298	47,561	47,911	47,220
Average dilutive restricted stock units	—	178	403	403
Average dilutive performance shares	—	45	9	41
Average dilutive restricted shares	—	3	12	10
Average dilutive performance share units	—	150	432	98
Diluted weighted average shares of Common Stock	48,298	47,937	48,767	47,772

(Loss) Earnings per share of Common Stock:
Basic	$(0.04)	$0.02	$0.04	$0.46
Diluted	$(0.04)	$0.02	$0.04	$0.46

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
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Note 9. Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000. As of January 25, 2020, we are in compliance with all debt covenants under the Credit Agreement. On March 2, 2020, we were granted a waiver to the condition to the upcoming draw under the FILO Facility, scheduled for April 2020, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $90,000. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 2, 2020 through the end of 2020 was increased by 0.50% (to 3.25% per annum for LIBO rate loans and 2.25% for base rate loans).
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended April 27, 2019.
During the 39 weeks ended January 25, 2020, we borrowed $383,400 and repaid $451,000 under the Credit Agreement, with $65,900 of outstanding borrowings as of January 25, 2020, comprised entirely of outstanding borrowings under the Credit Facility. During the 39 weeks ended January 26, 2019, we borrowed $374,000 and repaid $500,300 under the Credit Agreement, with $70,100 of outstanding borrowings as of January 26, 2019, comprised entirely of outstanding borrowings under the Credit Facility. As of both January 25, 2020 and January 26, 2019, we have issued $4,759 in letters of credit under the Credit Facility.
Note 10. Supplementary Information
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 39 weeks ended January 25, 2020, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 13 and 39 weeks ended January 25, 2020, we recognized expenses totaling $205 and $3,240, respectively, comprised primarily of $0 and $791, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $205 and $2,449, respectively, for professional service costs related to restructuring, process improvements, and shareholder activist activities.
During the 13 and 39 weeks ended January 26, 2019, we recognized restructuring and other charges totaling $2,500 for severance and other employee termination and benefit costs associated with management changes.
In February 2020, we implemented a cost reduction program designed to streamline our operations, maximize productivity and drive profitability. For additional information, see Note 15. Subsequent Event.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $844 and $1,509 during the 13 weeks ended January 25, 2020 and January 26, 2019, respectively. Total employee benefit expense for these plans was $3,683 and $4,978 for the 39 weeks ended January 25, 2020 and January 26, 2019, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
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
During the 39 weeks ended January 25, 2020, we granted the following awards under the Equity Incentive Plan:

•	190,480 restricted stock units ("RSU") awards and 38,096 restricted stock ("RS") awards with a one-year vesting period to the current Board of Directors ("BOD") members for annual compensation.

•
709,517 performance share unit ("PSU") awards to employees that will vest based upon the achievement of pre-established performance goals related to absolute total shareholder returns ("TSR") determined by the Company's common stock price and Company Adjusted EBITDA measured over a two-year performance period (Fiscal 2020 - Fiscal 2021) with one additional year of time-based vesting. The number of PSU awards that will vest range from 0%-150% of the target award based on actual performance.

•	1,350,674 RSU awards to employees with a three-year vesting period.
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Restricted stock expense	$30	$30	$90	$80
Restricted stock units expense	1,515	1,860	5,227	6,010
Performance shares expense	—	(72)	12	42
Performance share units expense	274	60	671	719
Stock-based compensation expense	$1,819	$1,878	$6,000	$6,851

Total unrecognized compensation cost related to unvested awards as of January 25, 2020 was $10,103 and is expected to be recognized over a weighted-average period of 1.8 years. Approximately $1,821 of the unrecognized compensation cost is related to performance shares and performance share units, which is subject to attaining the stated performance metrics.
Note 13. Income Taxes
We recorded income tax benefit of $(3,182) on a pre-tax loss of $(4,875) during the 13 weeks ended January 25, 2020, which represented an effective income tax rate of 65.3% and income tax benefit of $(294) on pre-tax income of $475 during the 13 weeks ended January 26, 2019, which represented an effective income tax rate of (61.9)%. The effective tax rate for the 13 weeks ended January 26, 2019 is higher as compared to the prior year comparable period due to permanent differences.
We recorded income tax expense of $1,683 on a pre-tax income of $3,766 during the 39 weeks ended January 25, 2020, which represented an effective income tax rate of 44.7% and income tax expense of $2,680 on pre-tax income of $24,524 during the 39 weeks ended January 26, 2019, which represented an effective income tax rate of 10.9%. The effective tax rate for the 39 weeks ended January 26, 2019 is higher as compared to the prior year comparable period due to permanent differences.
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
On or about January 22, 2020, a purported class action complaint was filed in the United States District Court for the District of Delaware against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2020 and January 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

by Campus Book Company, Inc., BJJ Corporation, CBSKY, Inc., CBSNM, Inc., and Renttext.com, Inc.  The plaintiffs claim, on their own behalf and on behalf of the purported class, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
Note 15. Subsequent Event
In February 2020, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan have recently been implemented, while other actions are planned for Fiscal 2021, which begins in May 2020. We anticipate meaningful annualized cost savings from this program, the majority of which are expected to be realized beginning in Fiscal 2021. As a result of the personnel and related elements of this program, we expect to recognize a restructuring charge of $10,000 to $15,000 during the fourth quarter of Fiscal 2020.

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
We offer our BNC First Day™ inclusive access programs, consisting of First Day and First Day Complete programs in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. In August 2019, we announced a new agreement with VitalSource®, part of Ingram Content Group, to use their technology to power our First Day inclusive access platform, allowing us to increase penetration rates for course material sales, as well as accelerate and optimize First Day implementations. During the 39 weeks ended January 25, 2020, First Day total revenue increased 99% from the prior year comparative period.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our general merchandise e-commerce capabilities, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, as we improve our e-commerce capabilities through investments we are making in new systems, processes and people.
As we previously disclosed, we have retained Morgan Stanley & Co. to serve as a financial advisor in connection with our review of strategic opportunities. The review is designed to accelerate the execution of customer-focused strategic initiatives and enhance value for our shareholders, including, but not limited to, continued execution of our current business plan, new partnerships, joint ventures and other potential opportunities. There can be no assurance that the review will result in a transaction or announcement of any kind. We have not set a timetable for the conclusion of the review.
In February 2020, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan have recently been implemented, while other actions are planned for Fiscal 2021, which begins in May 2020. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result of the personnel and related elements of this program, we expect to recognize a restructuring charge of $10 million to $15 million during the fourth quarter of Fiscal 2020.
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

•
Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program, both of which are relatively nascent.

•
Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.

•
Competition. In addition to the competition we face from alternative distribution sources, we also have competition from other college bookstore operators, textbook wholesalers and educational content providers. We also compete with competitors offering products utilizing open educational resources ("OER") and other expert sources and enhanced with digital content. Competitors that provide online bookstore solutions to colleges and universities not only compete with our physical bookstore operations, but also compete with Retail's virtual stores. We also compete with other companies that offer college-themed and other general merchandise. Our DSS segment faces competition from other digital student solutions providers, including Chegg, Course Hero and others.

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

•
Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, as we improve our e-commerce capabilities through investments we are making in new systems, processes and people.

•
Enrollment Trends. The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, continue to decline, led primarily by an improved economy (e.g. low unemployment) and a dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. However, online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment, and consistent with projections from the National Center for Education Statistics, we expect undergraduate enrollment to increase in the long-term.

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
Our sales are primarily derived from the sale of course materials, which include new, used and digital textbooks, and at college and university bookstores which we operate, we sell high margin general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, direct-to-student subscription-based services, and other services.
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.

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
Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Sales:
Product sales and other	$453,678	$491,989	$1,474,448	$1,566,007
Rental income	48,614	56,019	119,729	134,251
Total sales	$502,292	$548,008	$1,594,177	$1,700,258

Net (loss) income	$(1,693)	$769	$2,083	$21,844

Adjusted Earnings (non-GAAP) (a)	$(748)	$3,308	$7,011	$24,929

Adjusted EBITDA (non-GAAP) (a)
Retail	$8,140	$10,480	$49,220	$60,020
Wholesale	9,923	17,458	28,024	40,275
DSS	1,150	1,475	2,492	5,652
Corporate Services	(5,154)	(6,197)	(15,829)	(17,706)
Elimination	(644)	(992)	(1,071)	(2,966)
Total Adjusted EBITDA (non-GAAP)	$13,415	$22,224	$62,836	$85,275

(a)	Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Sales:
Product sales and other	90.3%	89.8%	92.5%	92.1%
Rental income	9.7	10.2	7.5	7.9
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	78.2	77.6	77.8	77.2
Rental cost of sales (a)	59.2	59.1	59.0	59.8
Total cost of sales	76.4	75.7	76.3	75.9
Gross margin	23.6	24.3	23.7	24.1
Selling and administrative expenses	21.1	20.2	19.9	19.1
Depreciation and amortization expense	3.0	3.0	2.9	2.9
Impairment loss (non-cash)	—	—	—	—
Restructuring and other charges	—	0.5	0.2	0.1
Transaction costs	—	—	—	—
Operating (loss) income	(0.5)%	0.6%	0.7%	2.0%

(a)	Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 39 weeks ended January 25, 2020 compared with the 13 and 39 weeks ended January 26, 2019

	13 weeks ended, January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$409,374	$66,996	$6,435	$—	$(29,127)	$453,678
Rental income	48,614	—	—	—	—	48,614
Total sales	457,988	66,996	6,435	—	(29,127)	502,292
Cost of sales:
Product and other cost of sales	329,440	52,761	1,152	—	(28,354)	354,999
Rental cost of sales	28,758	—	—	—	—	28,758
Total cost of sales	358,198	52,761	1,152	—	(28,354)	383,757
Gross profit	99,790	14,235	5,283	—	(773)	118,535
Selling and administrative expenses	91,860	4,312	4,987	5,154	(129)	106,184
Depreciation and amortization expense	11,699	1,483	1,904	31	—	15,117
Sub-Total:	$(3,769)	$8,440	$(1,608)	$(5,185)	$(644)	(2,766)
Restructuring and other charges						205
Operating loss						$(2,971)

	13 weeks ended, January 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$442,127	$78,508	$5,237	$—	$(33,883)	$491,989
Rental income	56,019	—	—	—	—	56,019
Total sales	498,146	78,508	5,237	—	(33,883)	548,008
Cost of sales:
Product and other cost of sales	358,800	55,769	268	—	(32,884)	381,953
Rental cost of sales	33,102	—	—	—	—	33,102
Total cost of sales	391,902	55,769	268	—	(32,884)	415,055
Gross profit	106,244	22,739	4,969	—	(999)	132,953
Selling and administrative expenses	95,895	5,281	3,575	6,197	(7)	110,941
Depreciation and amortization expense	12,769	1,496	2,072	37	—	16,374
Sub-Total:	$(2,420)	$15,962	$(678)	$(6,234)	$(992)	5,638
Restructuring and other charges						2,500
Transaction costs						117
Operating income						$3,021

	39 weeks ended, January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,354,684	$179,515	$17,024	$—	$(76,775)	$1,474,448
Rental income	119,729	—	—	—	—	119,729
Total sales	1,474,413	179,515	17,024	—	(76,775)	1,594,177
Cost of sales:
Product and other cost of sales	1,080,909	137,827	3,186	—	(75,522)	1,146,400
Rental cost of sales	70,635	—	—	—	—	70,635
Total cost of sales	1,151,544	137,827	3,186	—	(75,522)	1,217,035
Gross profit	322,869	41,688	13,838	—	(1,253)	377,142
Selling and administrative expenses	274,253	13,664	13,715	15,829	(182)	317,279
Depreciation and amortization expense	35,372	4,531	6,543	96	—	46,542
Sub-Total:	$13,244	$23,493	$(6,420)	$(15,925)	$(1,071)	13,321
Impairment loss (non-cash)						433
Restructuring and other charges						3,240
Operating income						$9,648

	39 weeks ended, January 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,434,886	$209,282	$15,848	$—	$(94,009)	$1,566,007
Rental income	134,251	—	—	—	—	134,251
Total sales	1,569,137	209,282	15,848	—	(94,009)	1,700,258
Cost of sales:
Product and other cost of sales	1,147,412	152,723	536	—	(90,995)	1,209,676
Rental cost of sales	80,259	—	—	—		80,259
Total cost of sales	1,227,671	152,723	536	—	(90,995)	1,289,935
Gross profit	341,466	56,559	15,312	—	(3,014)	410,323
Selling and administrative expenses	281,725	16,284	9,741	17,706	(48)	325,408
Depreciation and amortization expense	39,061	4,455	5,698	119	—	49,333
Sub-Total:	$20,680	$35,820	$(127)	$(17,825)	$(2,966)	35,582
Restructuring and other charges						2,500
Transaction costs						654
Operating income						$32,428

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 25, 2020 and January 26, 2019:

	13 weeks ended			39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019%		January 25, 2020	January 26, 2019%
Product sales and other	$453,678	$491,989	(7.8)%	$1,474,448	$1,566,007	(5.8)%
Rental income	48,614	56,019	(13.2)%	119,729	134,251	(10.8)%
Total Sales	$502,292	$548,008	(8.3)%	$1,594,177	$1,700,258	(6.2)%

Our sales decreased by $45.7 million, or 8.3%, to $502.3 million during the 13 weeks ended January 25, 2020 from $548.0 million during the 13 weeks ended January 26, 2019. Our sales decreased by $106.1 million, or 6.2%, to $1,594.2 million during the 39 weeks ended January 25, 2020 from $1,700.3 million during the 39 weeks ended January 26, 2019.
The components of the variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended		39 weeks ended
Dollars in millions	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Retail Sales
New stores	$16.3	$18.4	$61.9	$48.3
Closed stores	(18.1)	(23.1)	(50.8)	(71.7)
Comparable stores (a)	(37.9)	(44.7)	(99.0)	(101.2)
Textbook rental deferral	0.7	4.9	3.0	8.5
Service revenue (b)	(1.4)	(1.3)	(3.9)	(1.1)
Other (c)	0.3	(3.7)	(5.9)	(2.9)
Retail sales subtotal:	$(40.1)	$(49.5)	$(94.7)	$(120.1)
Wholesale Sales	$(11.5)	$(15.3)	$(29.8)	$(23.4)
DSS Sales	$1.2	$(0.3)	$1.2	$5.8
Eliminations (d)	$4.7	$9.7	$17.2	$(8.2)
Total sales variance:	$(45.7)	$(55.4)	$(106.1)	$(145.9)

(a)
Comparable store sales includes sales from physical stores that have been open for an entire fiscal year period and virtual store sales for the period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis.

(b)	Service revenue includes Promoversity, brand partnerships, shipping and handling, digital content, software, services, and revenue from other programs.

(c)	Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, and other deferred items.

(d)	Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See discussion of intercompany activities and eliminations below.
Retail
Retail sales decreased by $40.1 million, or 8.1%, to $458.0 million during the 13 weeks ended January 25, 2020 from $498.1 million during the 13 weeks ended January 26, 2019. Retail sales decreased by $94.7 million, or 6.0%, to $1,474.4 million during the 39 weeks ended January 25, 2020 from $1,569.1 million during the 39 weeks ended January 26, 2019. Retail added 107 new stores and closed 119 stores during the 39 weeks ended January 25, 2020, ending the period with a total of 1,436 stores.

	13 weeks ended				39 weeks ended
	January 25, 2020		January 26, 2019		January 25, 2020		January 26, 2019
Number of Stores:	Physical	Virtual	Physical	Virtual	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	772	664	773	677	772	676	768	676
Opened	5	7	1	6	45	62	35	32
Closed	5	7	1	3	45	74	30	28
Number of stores at end of period	772	664	773	680	772	664	773	680

Product and other sales for Retail for the 13 weeks ended January 25, 2020 decreased by $32.7 million, or 7.4% to $409.4 million from $442.1 million during the 13 weeks ended January 26, 2019. Product and other sales for Retail for the 39 weeks ended January 25, 2020 decreased by $80.2 million, or 5.6% to $1,354.7 million from $1,434.9 million during the 39 weeks ended January 26, 2019. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings. Textbook (Course Materials) revenue for Retail for the 13 and 39 weeks ended January 25, 2020 decreased primarily due to lower new and used textbook and other course materials sales, while First Day, digital and eTextbook revenue increased. General merchandise sales for Retail decreased for the 13 weeks ended January 25, 2020 primarily due to lower sales for supply products and lower emblematic apparel, partially offset by higher graduation product sales. General merchandise sales for Retail increased for the 39 weeks ended January 25, 2020 primarily due to higher emblematic apparel and higher graduation product sales, partially offset by lower sales for supply products and dorm furnishings.
Rental income for Retail for the 13 weeks ended January 25, 2020 decreased by $7.4 million, or 13.2% to $48.6 million from $56.0 million during the 13 weeks ended January 26, 2019. Rental income for Retail for the 39 weeks ended January 25, 2020 decreased by $14.5 million, or 10.8% to $119.7 million from $134.3 million. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for Retail decreased for the 13 and 39 week sales periods. Comparable store sales were impacted primarily by a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by increased First Day, digital and eTextbook revenue. Consistent with prior years, the Spring Rush period extended beyond the quarter due to later school openings and the continued pattern of students buying course materials later in the semester. Factoring in the fiscal month of February, comparable store sales at BNC decreased 5.7% on a year to date basis.
Comparable store sales variances for Retail by category for the 13 and 39 week periods are as follows:

Comparable Store Sales variances - Retail	13 weeks ended				39 weeks ended
Dollars in millions	January 25, 2020		January 26, 2019		January 25, 2020		January 26, 2019
Textbooks (Course Materials)	$(31.2)	(9.3)%	$(44.1)	(11.7)%	$(85.2)	(8.3)%	$(98.9)	(8.8)%
General Merchandise	(0.9)	(0.7)%	1.9	1.6%	4.7	1.1%	6.3	1.5%
Trade Books	(2.3)	(20.2)%	(0.5)	(4.4)%	(4.9)	(14.7)%	(2.6)	(7.3)%
Total Comparable Store Sales	$(34.4)	(7.3)%	$(42.7)	(8.3)%	$(85.4)	(5.7)%	$(95.2)	(6.0)%
Wholesale
Wholesale sales decreased by $11.5 million, or 14.7%, to $67.0 million during the 13 weeks ended January 25, 2020 from $78.5 million during the 13 weeks ended January 26, 2019. Wholesale sales decreased by $29.8 million, or 14.2%, to $179.5 million during the 39 weeks ended January 25, 2020 from $209.3 million during the 39 weeks ended January 26, 2019. The decrease is driven primarily due to a shift in buying patterns from physical textbooks to digital products resulting in a decrease in customer demand (including sales to our Retail Segment).
DSS
DSS total sales increased by $1.2 million or 22.9% to $6.4 million during the 13 weeks ended January 25, 2020 from $5.2 million during the 13 weeks ended January 26, 2019. DSS total sales increased by $1.2 million or 7.4% to $17.0 during the 39 weeks ended January 25, 2020 from $15.8 million during the 39 weeks ended January 26, 2019. For both periods, bartleby subscription sales increased and were offset by lower Student Brands sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 76.4% during the 13 weeks ended January 25, 2020 compared to 75.7% during the 13 weeks ended January 26, 2019. Our gross margin decreased by $14.4 million, or 10.8%, to $118.5 million, or 23.6% of sales, during the 13 weeks ended January 25, 2020 from $133.0 million, or 24.3% of sales during the 13 weeks ended January 26, 2019.
Our cost of sales increased as a percentage of sales to 76.3% during the 39 weeks ended January 25, 2020 compared to 75.9% during the 39 weeks ended January 26, 2019. Our gross margin decreased by $33.2 million, or 8.1%, to $377.1 million, or 23.7% of sales, during the 39 weeks ended January 25, 2020 from $410.3 million, or 24.1% of sales during the 39 weeks ended January 26, 2019.

Retail
The following table summarizes the Retail cost of sales for the 13 and 39 weeks ended January 25, 2020 and January 26, 2019:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2020	% of Related Sales	January 26, 2019	% of Related Sales	January 25, 2020	% of Related Sales	January 26, 2019	% of Related Sales
Product and other cost of sales	$329,440	80.5%	$358,800	81.2%	$1,080,909	79.8%	$1,147,412	80.0%
Rental cost of sales	28,758	59.2%	33,102	59.1%	70,635	59.0%	80,259	59.8%
Total Cost of Sales	$358,198	78.2%	$391,902	78.7%	$1,151,544	78.1%	$1,227,671	78.2%
The following table summarizes the Retail gross margin for the 13 and 39 weeks ended January 25, 2020 and January 26, 2019:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2020	% of Related Sales	January 26, 2019	% of Related Sales	January 25, 2020	% of Related Sales	January 26, 2019	% of Related Sales
Product and other gross margin	$79,934	19.5%	$83,327	18.8%	$273,775	20.2%	$287,474	20.0%
Rental gross margin	19,856	40.8%	22,917	40.9%	49,094	41.0%	53,992	40.2%
Gross Margin	$99,790	21.8%	$106,244	21.3%	$322,869	21.9%	$341,466	21.8%
For the 13 weeks ended January 25, 2020, the Retail gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin increased (70 basis points), driven primarily by higher margin rates (70 basis points) due to lower markdowns and a favorable sales mix (30 basis points) due to increased sales of higher margin general merchandise, partially offset by higher costs related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin decreased (10 basis points), driven primarily by lower rental margin rates (100 basis points), partially offset by lower costs related to our college and university contracts (85 basis points) resulting from contract renewals and new store contracts and favorable rental mix (5 basis points).

For the 39 weeks ended January 25, 2020, the Retail gross margin as a percentage of sales increased as discussed below:

•
Product and other gross margin increased (20 basis points), driven primarily by a favorable sales mix (40 basis points) due to increased sales of higher margin general merchandise, partially offset by lower margin rates (15 basis points) due to a shift to lower margin digital products and higher markdowns and higher costs related to our college and university contracts (10 basis points) resulting from contract renewals and new store contracts.

•
Rental gross margin increased (80 basis points), driven primarily by favorable rental mix (50 basis points) and lower costs related to our college and university contracts (50 basis points) resulting from contract renewals and new store contracts, partially offset by lower rental margin rates (25 basis points).

Wholesale
The cost of sales and gross margin for Wholesale were $52.8 million, or 78.8% of sales, and $14.2 million, or 21.2% of sales, respectively, during the 13 weeks ended January 25, 2020. The cost of sales and gross margin for Wholesale was $55.8 million or 71.0% of sales and $22.7 million or 29.0% of sales, respectively, during the 13 weeks ended January 26, 2019.
The cost of sales and gross margin for Wholesale were $137.8 million, or 76.8% of sales, and $41.7 million, or 23.2% of sales, respectively, during the 39 weeks ended January 25, 2020. The cost of sales and gross margin for Wholesale was $152.7 million or 73.0% of sales and $56.6 million or 27.0% of sales, respectively, during the 39 weeks ended January 26, 2019.
The gross margin decreased during the 13 and 39 weeks ended January 25, 2020 primarily due to an unfavorable sales mix (higher priced inventory sold) and inventory markdowns.
DSS
The gross margin for the DSS segment was $5.3 million, or 82.1% of sales, during the 13 weeks ended January 25, 2020 and $5.0 million, or 94.9% of sales, during the 13 weeks ended January 26, 2019. The gross margin for the DSS segment was $13.8 million, or 81.3% of sales, during the 39 weeks ended January 25, 2020 and $15.3 million, or 96.6% of sales, during the

39 weeks ended January 26, 2019. The high gross margins are driven primarily by high margin subscription service revenue earned. The decrease in gross margin for the 13 and 39 weeks ended January 25, 2020 was primarily due to the amortization of content development costs of $0.8 million and $2.4 million, respectively, for bartleby textbook solutions which was launched in the latter half of Fiscal 2019.
Intercompany Eliminations
During the 13 weeks ended January 25, 2020 and January 26, 2019, our sales eliminations were $(29.1) million and $(33.9) million, respectively. During the 39 weeks ended January 25, 2020 and January 26, 2019, our sales eliminations were $(76.8) million and $(94.0) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended January 25, 2020 and January 26, 2019, the cost of sales eliminations were $(28.4) million and $(32.9) million, respectively. During the 39 weeks ended January 25, 2020 and January 26, 2019, the cost of sales eliminations were $(75.5) million and $(91.0) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended January 25, 2020 and January 26, 2019, the gross margin eliminations were $(0.8) million and $(1.0) million, respectively. During the 39 weeks ended January 25, 2020 and January 26, 2019, the gross margin eliminations were $(1.3) million and $(3.0) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2020	% of Sales	January 26, 2019	% of Sales	January 25, 2020	% of Sales	January 26, 2019	% of Sales
Total Selling and Administrative Expenses	$106,184	21.1%	$110,941	20.2%	$317,279	19.9%	$325,408	19.1%
During the 13 weeks ended January 25, 2020, selling and administrative expenses decreased by $4.8 million, or 4.3%, to $106.2 million from $110.9 million during the 13 weeks ended January 26, 2019. During the 39 weeks ended January 25, 2020, selling and administrative expenses decreased by $8.1 million, or 2.5%, to $317.3 million from $325.4 million during the 39 weeks ended January 26, 2019.
The variances by segment are as follows:
Retail
During the 13 weeks ended January 25, 2020, Retail selling and administrative expenses decreased by $4.0 million, or 4.2%, to $91.9 million from $95.9 million during the 13 weeks ended January 26, 2019. This decrease was primarily due to a $4.5 million decrease in stores payroll and operating expenses, including comparable stores, virtual stores and new/closed stores payroll and operating expenses, partially offset by an increase of $1.1 million in corporate payroll and infrastructure costs and a $0.2 million increase in product development costs and digital operations costs.
During the 39 weeks ended January 25, 2020, Retail selling and administrative expenses decreased by $7.5 million, or 2.7%, to $274.2 million from $281.7 million during the 39 weeks ended January 26, 2019. This decrease was primarily due to an $8.9 million decrease in stores payroll and operating expenses, including comparable stores, virtual stores and new/closed stores payroll and operating expenses, partially offset by an increase of $1.9 million in corporate payroll and infrastructure costs and a $0.5 million increase in product development costs and digital operations costs.
Wholesale
During the 13 weeks ended January 25, 2020, Wholesale selling and administrative expenses decreased by $1.0 million or 18.3% to $4.3 million from $5.3 million during the 13 weeks ended January 26, 2019. During the 39 weeks ended January 25, 2020, Wholesale selling and administrative expenses decreased by $2.6 million or 16.1% to $13.7 million from $16.3 million during the 39 weeks ended January 26, 2019. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.

DSS
During the 13 weeks ended January 25, 2020, DSS selling and administrative expenses increased by $1.4 million to $5.0 million from $3.6 million during the 13 weeks ended January 26, 2019. During the 39 weeks ended January 25, 2020, DSS selling and administrative expenses increased by $4.0 million to $13.7 million from $9.7 million during the 39 weeks ended January 26, 2019. The increase in costs was primarily driven by higher payroll and professional fees related to developing, marketing and selling our student success hub on bartleby which launched during the latter half of Fiscal 2019.
Corporate Services
During the 13 weeks ended January 25, 2020, Corporate Services' selling and administrative expenses decreased by $1.0 million or 16.8% to $5.2 million from $6.2 million during the 13 weeks ended January 26, 2019. During the 39 weeks ended January 25, 2020, Corporate Services' selling and administrative expenses decreased by $1.9 million or 10.6% to $15.8 million from $17.7 million during the 39 weeks ended January 26, 2019. The decrease was primarily due to lower compensation-related expense and lower operating expenses.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2020	% of Sales	January 26, 2019	% of Sales	January 25, 2020	% of Sales	January 26, 2019	% of Sales
Total Depreciation and Amortization Expense	$15,117	3.0%	$16,374	3.0%	$46,542	2.9%	$49,333	2.9%
Depreciation and amortization expense decreased by $1.3 million, or 7.7%, to $15.1 million during the 13 weeks ended January 25, 2020 from $16.4 million during the 13 weeks ended January 26, 2019. Depreciation and amortization expense decreased by $2.8 million, or 5.7%, to $46.5 million during the 39 weeks ended January 25, 2020 from $49.3 million during the 39 weeks ended January 26, 2019. The decrease was primarily attributable to lower depreciation related to closed stores and lower capital expenditures.
Impairment loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 39 weeks ended January 25, 2020, we recognized an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 13 and 39 weeks ended January 25, 2020, we recognized restructuring and other charges totaling $0.2 million and $3.2 million, respectively, comprised primarily of $0 and $0.8 million, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $0.2 million and $2.4 million, respectively for professional service costs for restructuring, process improvements, and shareholder activist activities.
During the 13 and 39 weeks ended January 26, 2019, we recognized restructuring and other charges totaling $2.5 million for severance and other employee termination and benefit costs associated with management changes.
In February 2020, we implemented a cost reduction program designed to streamline our operations, maximize productivity and drive profitability. For additional information, see the Overview discussion above or Item 1. Financial Statements - Note 15. Subsequent Event.
Transaction Costs
Transaction costs were $0.1 million and 0.7 million during the 13 and 39 weeks ended January 26, 2019 respectively. We incur transaction costs for business development and acquisitions.
Operating (Loss) Income

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2020	% of Sales	January 26, 2019	% of Sales	January 25, 2020	% of Sales	January 26, 2019	% of Sales
Total Operating (Loss)Income	$(2,971)	(0.5)%	$3,021	0.6%	$9,648	0.7%	$32,428	2.0%

Our operating loss was $(3.0) million during the 13 weeks ended January 25, 2020, compared to operating income of $3.0 million during the 13 weeks ended January 26, 2019. The decrease is due to the matters discussed above. For the 13 weeks ended January 25, 2020, excluding the $0.2 million of restructuring and other charges, discussed above, operating loss was $(2.8) million. For the 13 weeks ended January 26, 2019, excluding the $2.5 million of restructuring and other charges and transaction costs of $0.1 million, discussed above, operating income was $5.6 million.
Our operating income was $9.6 million during the 39 weeks ended January 25, 2020, compared to operating income of $32.4 million during the 39 weeks ended January 26, 2019. The decrease is due to the matters discussed above. For the 39 weeks ended January 25, 2020, excluding the $3.2 million of restructuring and other charges and impairment loss (non-cash) of $0.4 million, discussed above, operating income was $13.3 million (or 0.8% of sales). For the 39 weeks ended January 26, 2019, excluding the $2.5 million of restructuring and other charges and the transaction costs of $0.7 million, discussed above, operating income was $35.6 million (or 2.1% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Interest Expense, Net	$1,904	$2,546	$5,882	$7,904
Net interest expense decreased by $0.6 million, or 25.2%, to $1.9 million during the 13 weeks ended January 25, 2020 from $2.5 million during the 13 weeks ended January 26, 2019. Net interest expense decreased by $2.0 million, or 25.6%, to $5.9 million during the 39 weeks ended January 25, 2020 from $7.9 million during the 39 weeks ended January 26, 2019. The decrease was primarily due to lower borrowings compared to the prior year.
Income Tax (Benefit) Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2020	Effective Rate	January 26, 2019	Effective Rate	January 25, 2020	Effective Rate	January 26, 2019	Effective Rate
Income Tax (Benefit) Expense	$(3,182)	65.3%	$(294)	(61.9)%	$1,683	44.7%	$2,680	10.9%
We recorded an income tax benefit of $(3.2) million on a pre-tax loss of $(4.9) million of during the 13 weeks ended January 25, 2020, which represented an effective income tax rate of 65.3% and we recorded an income tax benefit of $(0.3) million on pre-tax income of $0.5 million during the 13 weeks ended January 26, 2019, which represented an effective income tax rate of (61.9)%.
We recorded income tax expense of $1.7 million on pre-tax income of $3.8 million of during the 39 weeks ended January 25, 2020, which represented an effective income tax rate of 44.7% and we recorded income tax expense of $2.7 million on pre-tax income of $24.5 million during the 39 weeks ended January 26, 2019, which represented an effective income tax rate of 10.9%.
The effective tax rate for the 13 and 39 weeks ended January 25, 2020 is higher as compared to the comparable prior year due to permanent differences.
Net (Loss) Income

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Net (loss) income	$(1,693)	$769	$2,083	$21,844
As a result of the factors discussed above, net loss was $(1.7) million during the 13 weeks ended January 25, 2020, compared with net income of $0.8 million during the 13 weeks ended January 26, 2019 and net income was $2.1 million during the 39 weeks ended January 25, 2020 compared with net income of $21.8 million during the 39 weeks ended January 26, 2019.
Adjusted Earnings (non-GAAP) is $(0.7) million during the 13 weeks ended January 25, 2020, compared with $3.3 million during the 13 weeks ended January 26, 2019 and Adjusted Earnings (non-GAAP) is $7.0 million during the 39 weeks ended January 25, 2020 compared with $24.9 million during the 39 weeks ended January 26, 2019. See Adjusted Earnings (non-GAAP) discussion below.

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
Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Net (loss) income	$(1,693)	$769	$2,083	$21,844
Reconciling items, after-tax (below)	945	2,539	4,928	3,085
Adjusted Earnings (non-GAAP)	$(748)	$3,308	$7,011	$24,929

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$—	$—	$433	$—
Content amortization (non-cash) (b)	1,064	212	2,973	360
Restructuring and other charges (a)	205	2,500	3,240	2,500
Transaction costs (a)	—	117	—	654
Reconciling items, pre-tax	1,269	2,829	6,646	3,514
Less: Pro forma income tax impact (b)	324	290	1,718	429
Reconciling items, after-tax	$945	$2,539	$4,928	$3,085

(a)	See Management Discussion and Analysis and Results of Operations discussion above.

(b)	For the 13 and 39 weeks ended January 25, 2020, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(c)	Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Net (loss) income	$(1,693)	$769	$2,083	$21,844
Add:
Depreciation and amortization expense	15,117	16,374	46,542	49,333
Content amortization (non-cash) (a)	1,064	212	2,973	360
Interest expense, net	1,904	2,546	5,882	7,904
Income tax (benefit) expense	(3,182)	(294)	1,683	2,680
Impairment loss (non-cash) (b)	—	—	433	—
Restructuring and other charges (b)	205	2,500	3,240	2,500
Transaction costs (b)	—	117	—	654
Adjusted EBITDA (non-GAAP) (b)	$13,415	$22,224	$62,836	$85,275

(a)	For the 13 and 39 weeks ended January 25, 2020, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(b)	See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 39 weeks ended January 25, 2020 and January 26, 2019.

Adjusted EBITDA - by Segment	13 weeks ended, January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$457,988	$66,996	$6,435	$—	$(29,127)	$502,292
Cost of sales (a)	357,988	52,761	298	—	(28,354)	382,693
Gross profit	100,000	14,235	6,137	—	(773)	119,599
Selling and administrative expenses	91,860	4,312	4,987	5,154	(129)	106,184
Adjusted EBITDA (non-GAAP)	$8,140	$9,923	$1,150	$(5,154)	$(644)	$13,415

Adjusted EBITDA - by Segment	13 weeks ended, January 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$498,146	$78,508	$5,237	$—	$(33,883)	$548,008
Cost of sales (a)	391,771	55,769	187	—	(32,884)	414,843
Gross profit	106,375	22,739	5,050	—	(999)	133,165
Selling and administrative expenses	95,895	5,281	3,575	6,197	(7)	110,941
Adjusted EBITDA (non-GAAP)	$10,480	$17,458	$1,475	$(6,197)	$(992)	$22,224

Adjusted EBITDA - by Segment	39 weeks ended, January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,474,413	$179,515	$17,024	$—	$(76,775)	$1,594,177
Cost of sales (a)	1,150,940	137,827	817	—	(75,522)	1,214,062
Gross profit	323,473	41,688	16,207	—	(1,253)	380,115
Selling and administrative expenses	274,253	13,664	13,715	15,829	(182)	317,279
Adjusted EBITDA (non-GAAP)	$49,220	$28,024	$2,492	$(15,829)	$(1,071)	$62,836

Adjusted EBITDA - by Segment	39 weeks ended, January 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,569,137	$209,282	$15,848	$—	$(94,009)	$1,700,258
Cost of sales (a)	1,227,392	152,723	455	—	(90,995)	1,289,575
Gross profit	341,745	56,559	15,393	—	(3,014)	410,683
Selling and administrative expenses	281,725	16,284	9,741	17,706	(48)	325,408
Adjusted EBITDA (non-GAAP)	$60,020	$40,275	$5,652	$(17,706)	$(2,966)	$85,275
(a) For the 13 weeks ended January 25, 2020, gross margin excludes $0.2 million and $0.9 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 39 weeks ended January 25, 2020, gross margin excludes $0.6 million and $2.4 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 13 weeks ended January 26, 2019, gross margin excludes $0.1 million of amortization expense (non-cash) related to content development costs in both the Retail Segment and DSS Segment, respectively. For the 39 weeks ended January 26, 2019, gross margin excludes $0.3 million and $0.1 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.

(b)	See Management Discussion and Analysis and Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of January 25, 2020, we had $65.9 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 25, 2020	January 26, 2019
Cash, cash equivalents, and restricted cash at beginning of period	$14,768	$16,869
Net cash flows provided by operating activities	86,352	175,862
Net cash flows used in investing activities	(21,693)	(41,668)
Net cash flows used in financing activities	(68,865)	(128,271)
Cash, cash equivalents, and restricted cash at end of period	$10,562	$22,792
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
Cash flows provided by operating activities during the 39 weeks ended January 25, 2020 were $86.4 million compared to $175.9 million during the 39 weeks ended January 26, 2019. This decrease of $89.5 million was primarily due to changes in working capital, the change in operating lease right-of-use assets and lease liabilities, lower net income compared to prior year, and the change in deferred taxes. See Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 5. Leases for information regarding the impact of adopting FASB ASC 842, Leases (Topic 842) effective April 28, 2019.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 39 weeks ended January 25, 2020 were $(21.7) million compared to $(41.7) million during the 39 weeks ended January 26, 2019. The decrease is primarily due to the change in other noncurrent assets for contractual obligations and the acquisition of PaperRater.com in Fiscal 2019.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $26.8 million and $31.7 million during the 39 weeks ended January 25, 2020 and January 26, 2019, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 39 weeks ended January 25, 2020 were $(68.9) million compared to $(128.3) million during the 39 weeks ended January 26, 2019. This net change of $59.4 million is primarily due to lower net borrowings under the credit agreement.
Financing Arrangements
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million. As of January 25, 2020, we are in compliance with all debt covenants under the Credit Agreement. On March 2, 2020, we were granted a waiver to the condition to the upcoming draw under the FILO Facility, scheduled in April 2020, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $90 million. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 2, 2020 through the end of 2020 was increased by 0.50% (to 3.25% per annum for LIBO rate loans and 2.25% for base rate loans).
During the 39 weeks ended January 25, 2020, we borrowed $383.4 million and repaid $451.0 million under the Credit Agreement, with $65.9 million of outstanding borrowings as of January 25, 2020, comprised entirely of outstanding borrowings under the Credit Facility. During the 39 weeks ended January 26, 2019, we borrowed $374.0 million and repaid $500.3 million under the Credit Agreement, with $70.1 million of outstanding borrowings as of January 26, 2019, comprised entirely of outstanding borrowings under the Credit Facility. As of both January 25, 2020 and January 26, 2019, we have issued $4.8 million in letters of credit under the Credit Facility.
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

Income Tax Implications on Liquidity
As of January 25, 2020, other long-term liabilities includes $32.8 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.3 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 25, 2020, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 25, 2020, approximately $26.7 million remains available under the stock repurchase program.
During the 39 weeks ended January 25, 2020, we repurchased 374,733 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended April 27, 2019.
Off-Balance Sheet Arrangements
As of January 25, 2020, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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

•
product shortages, including decreases in the used textbook inventory supply associated with the implementation of publishers’ digital offerings and direct to student textbook consignment rental programs, as well as the risks associated with the impacts that public health crises may have on the ability of our suppliers to manufacture or source products, particularly from outside of the United States;

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
We implemented internal controls in connection with our adoption of the new lease accounting guidance in the first quarter of Fiscal 2020. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On or about January 22, 2020, a purported class action complaint was filed in the United States District Court for the District of Delaware against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association by Campus Book Company, Inc., BJJ Corporation, CBSKY, Inc., CBSNM, Inc., and Renttext.com, Inc.  The plaintiffs claim, on their own behalf and on behalf of the purported class, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 25, 2020 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended April 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of January 25, 2020 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 27, 2019 - November 23, 2019	—	$—	—	$26,669,324
November 24, 2019 - December 28, 2019	—	$—	—	$26,669,324
December 29, 2019 - January 25, 2020	—	$—	—	$26,669,324
	—	$—	—

(a)	This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 25, 2020, we did not repurchase any shares of our Common Stock under the program.
During the 39 weeks ended January 25, 2020, we repurchased 374,733 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
Costs Associated with Cost Reduction Program.
In February 2020, the Company implemented a significant cost reduction program designed to streamline operations, maximize productivity and drive profitability. Certain elements of this plan have recently been implemented, while other actions are planned for Fiscal 2021, which begins in May 2020. The Company anticipates meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result of the personnel and related elements of this program, the Company expects to recognize a restructuring charge of $10 million to $15 million during the fourth quarter of Fiscal 2020.
This Item 5 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations, and may relate to, among other things, statements regarding the Company’s current expectations and beliefs as to the timing and scope of the reduction in force plan and the amount and timing of the related costs. These forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to revise or update such statements to reflect future events or circumstances, except as required by law.

Item 6.    Exhibits

10.1
Limited Waiver Letter, dated March 2, 2020, related to the FILO Loan EBITDA Condition contained in the Company’s Credit Agreement, dated as of August 3, 2015 (as amended by that certain First Amendment, dated as of February 27, 2017, and by that certain Second Amendment, dated as of March 1, 2019).

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
March 3, 2020