Form 10-K
period 2020-05-02
Barnes & Noble Education, Inc.
filed 2020-07-14
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $197 million based upon the closing market price of $4.19 per share of Common Stock on the New York Stock Exchange as of October 26, 2019. As of June 26, 2020, 48,485,711 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:

•
risks associated with COVID-19 and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks;

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2020” means the 53 weeks ended May 2, 2020, “Fiscal 2019” means the 52 weeks ended April 27,2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, and “Fiscal 2016” means the 52 weeks ended April 30, 2016.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,419 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our general merchandise e-commerce capabilities, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to increase over the long term, as we continue to change our product assortments to emphasize and reflect changing consumer trends, we evolve our presentation concepts and merchandising of products in stores and online, and we improve our e-commerce capabilities through investments we are making in new systems, processes and people. We have made continued progress in the development of our next generation e-commerce platform, which is launching in Fiscal 2021 to deliver increased high-margin general merchandise sales.
The BNC and MBS brands are virtually synonymous with innovation in bookselling and campus retail, and, we believe, are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business. In Fiscal 2020, we made significant progress in the ongoing rollout of the BNC Adoption & Insights Portal (AIP), an innovative platform that provides enhanced support for faculty and academic leadership to research, submit and monitor course material selections, further driving affordability and student success.
We provide product and service offerings designed to address the most pressing issues in higher education, including affordable and accessible course materials and products designed to drive and improve student outcomes. We offer our BNC First Day® inclusive access programs, consisting of First Day and First Day Complete programs in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. In 2019, we announced an agreement with VitalSource®, part of Ingram Content Group, to use their technology to power our First Day inclusive access platform, allowing us to increase penetration rates for course material sales, as well as accelerate and optimize First Day implementations. During Fiscal 2020, First Day total revenue increased 90% from the prior year period.
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. We have launched a suite of online services, on bartleby.com, providing critical services for students to achieve better success throughout their academic journey. Bartleby is a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere. We offer these online solutions to students via internet search engine optimization, as well as by marketing directly to students in our physical and virtual bookstore footprint and nationally to students. We have demonstrated positive leverage of our managed bookstore footprint, with subscriber results that exceeded our expectations. During Fiscal 2020, we have acquired over 170,000 new customers for bartleby both within our managed bookstore footprint and nationally to students, representing 3x the growth over Fiscal 2019 and a small percentage of the total addressable market opportunity.

Index to Form 10-K Index to FS

COVID-19 Business Impact and Other Recent Matters
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. Our fiscal fourth quarter is historically a lower revenue quarter for our operations as it does not include a back-to-school rush period, however, we experienced a loss in revenue in our Retail segment associated with the cancellation of events that traditionally drive sales in the fourth quarter, including athletics events such as March Madness, as well as graduation events.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including furloughing the majority of our Retail workforce (effective April 2020). We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for the upcoming fall term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result, we currently expect to see the most significant impacts of COVID-19 on our business in the first half of Fiscal 2021. However, we cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations.
In Fiscal 2020, we retained Morgan Stanley & Co. to serve as a financial advisor in connection with our review of strategic opportunities. The review is designed to accelerate the execution of customer-focused strategic initiatives and enhance value for our shareholders, including, but not limited to, continued execution of our current business plan, new partnerships, joint ventures and other potential opportunities. There can be no assurance that the review will result in a transaction or announcement of any kind. We have not set a timetable for the conclusion of the review.
Segments
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”. The following discussion provides information regarding the three segments.
RETAIL SEGMENT
General
The Retail Segment operates 1,419 college, university, and K-12 school bookstores, comprised of 772 physical campus bookstores and 647 virtual bookstores. Our bookstores typically operate under agreements with college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. Our physical and virtual bookstores, e-commerce sites and digital platforms serve and interact with the key constituents in our business ecosystem and enable us to act as a key partner for students, universities and publishers.
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
The Retail Segment also offers our First Day and First Day Complete inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, to distribute their content through First Day. In Fiscal 2020, First Day total sales increased by 90% from the prior year.

Index to Form 10-K Index to FS

Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of OER courseware.
In Fiscal 2020, in the Retail Segment, we signed contracts for 121 new physical and virtual bookstores for estimated first year annual sales of approximately $110 million, which is generally fully achieved as store becomes fully-operational in their first full year of operations. On a net basis, we generated $45 million in net new business, as we looked to prune some under-performing stores and less profitable contracts were awarded to competitors. Currently, we estimate that approximately 30% of college and university affiliated bookstores in the United States are operated by their respective institutions. We anticipate the trend towards outsourcing in the campus bookstore market, and we intend to aggressively pursue these opportunities to grow our businesses. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts. Our ability to offer existing and prospective clients physical, virtual and custom store solutions is a key element of our competitive strategy.
As discussed in the Overview above, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus and school closures. As colleges and universities moved to online remote learning, our wholesale operations continued to serve our bookstore and virtual retail customers. Additionally, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures. Together, our Retail and Wholesale businesses responded very quickly to the store closures, transitioning more than 300 stores to a Custom Store Solutions, or “CSS,” model, as compared to only four stores last year.  Through the CSS model, a customer places their courseware order on a bookstore website, and that order is then directed to the MBS warehouse, which fills and ships the order directly to the customer. This back-end solution is unnoticed by the customer but ensures there is no service delay. It underscores the strength of the virtual and fulfillment capabilities that MBS provides for the company and allowed us to support customers through a difficult and uncertain time.
Contracts
Physical and Custom Campus Bookstore Solutions
We operate 772 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; approximately half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
We also offer “Custom Store Solutions” where an institution has a physical on-campus store for general merchandise sales, but course materials are offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point). Our virtual-only solutions, discussed below, also have the ability to offer ship-to-campus options.
The physical bookstore management contracts with colleges and universities typically include five year terms with renewal options and are typically cancelable by either party without penalty with 90 to 120 days' notice. Our campus bookstores have an average relationship tenure of 15 years. From Fiscal 2017 through Fiscal 2020, approximately 90% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
We operate 647 virtual campus bookstores. Our virtual bookstores operate under a contract with the school as the exclusive online seller of course materials. We operate as the institution’s official source of course materials with exclusive rights to booklists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
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

Index to Form 10-K Index to FS

Customers and Distribution Network
As of May 2, 2020, we operate 772 physical college and university bookstore operations and 647 virtual bookstore operations (425 K-12 virtual stores or 66% and 222 Higher Education virtual stores or 34%) located in the United States, in 49 states and the District of Columbia. Our Retail sales team is organized by specific territory and offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, including K-12 locations, within their respective territories.
Product and Service Offerings
We offer a broad suite of affordable course materials, including new and used print textbooks (which are available for sale or rent), digital textbooks and publisher hosted digital courseware, at our physical and virtual bookstores, as well as directly to students through Textbooks.com. We offer a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.
We service our physical and virtual bookstores with a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, our physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, café offerings, convenience food and beverages, and graduation products. The majority of physical campus stores also have school-branded e-commerce sites which we operate and which offer the same products as the on campus stores.
Product and service offerings include:

•
Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver and our faculty and student platforms operate as a seamless extension of our partner schools’ registration, student information and learning management systems. Students can access affordable course materials, including new and used print, eTextbooks, and e-content, which are available for sale or rent. We work directly with faculty to ensure the course materials they have chosen for their courses are available in all required formats before the start of classes. Our wholesale distribution channel enables our Retail Segment to optimize textbook sourcing so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers. In Fiscal 2020, we made significant progress in the ongoing rollout of BNC Adoption & Insights Portal (AIP), an innovative platform that provides enhanced support for faculty and academic leadership to research, submit and monitor course material selections, further driving affordability and student success.

•
Inclusive Access. We offer our BNC First Day™ inclusive access programs, consisting of First Day and First Day Complete in which course materials are offered at a reduced price through a course materials fee or included in tuition, and delivered to students on or before the first day of class. In 2019, we announced an agreement with VitalSource®, part of Ingram Content Group, to use their technology to power our First Day inclusive access platform, for digitally formatted courseware, allowing us to accelerate and optimize First Day implementations. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson, to provide their e-content through First Day. The seamless delivery is made possible by our First Day technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials. First Day offers the inclusive access model on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to our First Day Complete program, in which the entire school adopts the inclusive access model for essentially all of their courses. In Fiscal 2020, First Day programs' total sales increased by 90% from the prior year. First Day Complete offers the delivery of both digital and physical courseware priced at substantial discounts compared to traditional individual student sales offerings. Offering courseware sales through our inclusive access First Day and First Day Complete models is a key and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross margins of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.

•
BNC OER+. BNC OER+, a turnkey solution for colleges and universities, offers advanced, affordable learning materials built on a high-quality foundation of OER and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. BNC OER+ significantly reduces course material costs for students and is easy for faculty to implement. BNC OER+ is delivered digitally and can be seamlessly integrated with an institution's campus LMS. Optional print companions of the etextbook are available to students. In Fiscal 2020, we expanded our available subject offerings to 64 courses, offering general education courses, including sociology, psychology, economics, business, early childhood and criminal justice. In Fiscal 2020, we had BNC OER+ sales to over 9,700 students at 125 unique colleges and universities, including technical colleges and online programs.

•	eTextbooks. We have partnered with VitalSource, a global leader in building, enhancing and delivering digital content, on our digital reading platform and digital content catalog.

•
General Merchandise. For our physical campus bookstores and custom store solutions, we drive high-margin general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded

Index to Form 10-K Index to FS

school spirit products, lifestyle products, technology products, supplies and convenience items. We continue to see significant growth in our general merchandise e-commerce sales. We have made continued progress in the development of our next generation e-commerce platform, which is launching in Fiscal 2021 to deliver increased high-margin general merchandise sales.
We operate 109 True Spirit e-commerce websites, which are dedicated virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations continue to build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournament playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails and search engine marketing.

•
Cafés and Convenience Stores. At our physical campus locations, we operate 86 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 13 stand-alone convenience stores. Our Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free and regional fresh food products. These offerings increase traffic and time spent in our physical stores. As market needs change, we are adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient.

•
Brand Partnerships. Through our unique relationship with students, colleges and universities, and our premier position on campus, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. We also focus on promoting lifestyle products to students and faculty by promoting various brands to connect on a much more personal level. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Chase, Target, Masterpass, GEICO, DirecTV, GrubHub, Shutterfly, The New York Times and Tom's of Maine. Revenue from these services have higher margin rates due to the relatively low incremental cost structure to provide these services.

Merchandising and Supply Chain Management
Our purchasing procedures vary based on type of bookstore (physical or virtual) and by product type (i.e. course materials, general merchandise or trade books).
Course Materials and Trade Books
Purchases are made at the bookstore level with strategic corporate oversight to determine purchase quantities and maintain appropriate inventory levels. After titles are adopted for an upcoming term, we determine how much inventory to purchase based on several factors, including student enrollment and the previous term’s course material sales history. For physical campus bookstores, we use an automated sourcing system to determine if another store has the necessary new or used textbooks on hand and may transfer the inventory to the appropriate store.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. Our wholesale business significantly increases our textbook supply at competitive prices, as well as our ability to liquidate non-returnable inventory. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing the Retail Segment to optimize its course material sourcing and purchasing processes. During late Fiscal 2020, we restructured our management of physical courseware inventory ordering and fulfillment functions to better integrate our Retail and Wholesale personnel and centralize decision-making to achieve efficiencies, cost savings and a more streamlined approach.
After internal sourcing, the bookstore purchases remaining inventory needs from outside suppliers and publishers. For course material sales and rentals, we utilize sophisticated inventory management platforms to manage pricing and inventory across all stores. Our primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. Our primary suppliers of used textbooks are students, through returns of previously rented and purchased books. We offer a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive up to 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not.
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

Index to Form 10-K Index to FS

demographics of each of our schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Our ability to support and promote our partner schools’ brands strengthens our relationships with the administration, faculty, alumni, fans, parents and students.
Customer Engagement and Marketing
Campus Community
Our campus relationships and contractual agreements allow us to seamlessly integrate into the college and university community. With direct access to our customer base through both physical and digital channels, we drive awareness, revenue and loyalty for the schools that we serve. We actively market and promote to all segments of our customer base for our physical and virtual bookstores, as well as Textbooks.com. We develop fully-integrated marketing programs to drive engagement with the students, parents, alumni and fans to promote all of our product and services, with a focus on academic course material needs, as well as school spirit, supply and technology categories. Textbooks.com marketing strategies target an online population of students, lifelong learners, parents and general textbook shoppers through a variety of channels including email, search engine marketing and affiliate marketing.
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform connects us to a community of over 7,000 students who help guide and inform our strategies and direction.
Our customizable technology delivers a seamless experience providing students and faculty with the ability to research, locate and purchase the most affordable course materials. Our platforms include single sign-on (SSO), student information system integration, registration integration, learning management system integration, real-time financial aid platform, point of sale platform and course fee solutions. Through our fully-integrated purchasing process, students can purchase their course materials in-store, online, or when registering for classes.
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
WHOLESALE SEGMENT
General
The Wholesale Segment is comprised of the wholesale and virtual retail fulfillment, and support operations of our MBS subsidiary. The Wholesale Segment enables the Company to generate more value from the textbook marketplace through inventory and procurement synergies. Since our acquisition of MBS in February 2017, we have achieved certain operational and cost synergies by our ongoing integration of various activities and functions, such as new business sales, inventory management, customer support, and information technology support, amongst other activities.
We are one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to approximately 3,400 physical bookstores, including our Retail Segment's 772 physical campus bookstores. Our wholesale business also sources and distributes new and used textbooks to our 647 virtual bookstores. Additionally, through our Wholesale Segment, we sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
As discussed in the Overview above, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus and school closures. As colleges and universities moved to online remote learning, our wholesale operations continued to serve our bookstore and virtual retail customers. Additionally, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures. Together, our Retail and Wholesale businesses responded very quickly to the store closures, transitioning more than 300 stores to a Custom Store Solutions, or “CSS,” model, as compared to only four stores last year.  Through the CSS model, a customer places their courseware order on a bookstore website, and that order is then directed to the MBS warehouse, which fills and ships the order directly to the customer. This back-end solution is unnoticed by the customer but ensures there is no service delay. It underscores the strength of the virtual and fulfillment capabilities that MBS provides for the company and allowed us to support customers through a difficult and uncertain time.

Index to Form 10-K Index to FS

Product and Service Offerings
Product and Service offerings include:

•
Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 300,000 textbook titles in stock, and utilizes a highly automated distribution facility that processes approximately 11 million textbooks annually.

Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 567 titles) and Pearson Education’s consignment rental program (which includes approximately 456 titles). Through our centrally located, advanced distribution center, we offer the seamless integration of these consignment rental programs and centralized administration and distribution to 1,697 stores, including the Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.

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
DIGITAL STUDENT SOLUTIONS SEGMENT
General
The Digital Student Solutions (“DSS”) Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, AI-based writing assistance, and tutoring services.
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
We continue to aggressively expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide a complete hub of products and services designed to improve student success and outcomes. We continue to innovate and collaborate with our partners to provide solutions and services in an efficient, low-

Index to Form 10-K Index to FS

cost/high-value manner that extend well beyond sourcing course materials and sales to include new digital services that support successful student outcomes. We leverage our product offerings by bundling our products with complementary solution services.
During Fiscal 2020, we invested in our student success platform and proprietary content to drive our ecosystem of products and services.  In the future, our strategy is to aggressively grow the DSS Segment through: (i) internally developed new products and services; (ii) acquisitions of companies, products and services; (iii) and partnering with other leading service providers, like The Princeton Review. Unlike other providers of digital services to students, our well-established, deep relationships with college and university partners, as well as our physical presence on campus, provides us with a significant competitive advantage as we roll out new products and services on the campuses and universities we serve. This integration with the products and services from our other operating segments allows us to offer students new products and services in an increasingly relevant, cost effective, and targeted way.  The addressable market outside our physical and virtual bookstore footprint is an additional area where we market these products and services to students.
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
Student Brands has a substantial and growing community of online learners, with over 100,000 gross subscribers across its digital properties, which include bartleby.com, 123HelpMe.com, PaperRater.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Student Brands addresses writing pain points; students can search for a topic, develop an outline, and access authenticity technology. The content database allows students to leverage academic resources and references, with over 42 million essays across 4 languages representing more than 15 different countries, and receives more than 35 million unique monthly visitors to its sites. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the “Content Brain”. The study tools supplement the student’s learning ecosystem by assisting across multiple subjects and varied assignments on a digital platform.
bartleby
Bartleby is a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere. bartleby.com provides critical services for students to achieve better success throughout their academic journey. The bartleby product offerings consist of bartleby learn™ comprised of textbook solutions (over 1,600 titles), question and answer solutions, and study guides; bartleby write™ comprised of revision, plagiarism, citation and scoring tools; and bartleby tutor™ comprised of online tutoring services.
We offer these online solutions to students via internet search engine optimization, as well as by marketing directly to students in our physical and virtual bookstore footprint and nationally to students. We provide these services in a direct-to-student subscription-based model. The majority of subscriptions sold are monthly in duration. Subscription revenue is deferred and recognized over the service period.
Customer Marketing Strategies
The implementation of our digital strategy initially relies on leveraging our bookstore relationships, both physical and virtual, to help accelerate the adoption of our new digital products and services. By leveraging the our physical and virtual bookstore footprints among students and faculty of both K-12 schools and higher education institutions, as well with our search engine optimization efforts and marketing investment in other channels such as search engine marketing (SEM), we have substantially more opportunities to market the solutions students need to improve success in the classroom and beyond. We have demonstrated positive leverage of our managed bookstore footprint, with subscriber results that exceeded our expectations. For Fiscal 2020, we have achieved over 170,000 customers subscribed for bartleby homework solutions and writing services utilizing marketing and promotional offers, both within our managed bookstore footprint and nationally to students, representing a small percentage of the total addressable market opportunity.
Seasonality
Revenues and operating profit are realized relatively consistently throughout the year, although quarterly results may fluctuate depending on the timing of the start of the various schools' semesters.

Index to Form 10-K Index to FS

COMPETITION
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business face competition for the products and services they offer. As it relates to our full service campus bookstore operations, Follett is the primary competitor for institutional contracts. We also compete with other vendors for mostly smaller accounts, including BBA Solutions, Texas Book Company, indiCo and Tree of Life. Our online/virtual course material store operations primarily face competition from eCampus and Akademos, and on occasion, Ambassador Educational Solutions. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g. Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc. and Red Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials.
Competitors for institutional contracts for our general merchandise and spirit wear offerings include Fanatics, Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Fanatics, Walmart, Amazon, Dick’s Sporting Goods, other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
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
TRENDS AND OTHER BUSINESS CONDITIONS AFFECTING OUR BUSINESS
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

•
Impact of COVID-19: The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Although many institutions plan to reopen, academic institutions are considering alternatives to traditional in-person instruction, including on-line learning and significantly reduced class room size.

•	Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment.

•
Enrollment Trends. The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g. low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Enrollment trends may be negatively impacted overall by COVID-19 concerns at physical campuses, although there is some preliminary evidence that community college systems that rely more on "commuter" rather than "residential" students may experience less of a negative impact, or some may even experience an increase, in enrollment due to projected high unemployment rates in the Fall of 2021. A significant reduction in U.S. economic activity and increased unemployment, which could lead to decreased enrollment and consumer spending. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.

•
Increased Use of Online and Digital Platforms as Companions or Alternatives to Printed Course Materials. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms.

Index to Form 10-K Index to FS

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

•
Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as inclusive access programs and publisher subscription models) and general merchandise.

•
New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or essential bookstores we operate may close. Such stores could be included in contracts for stores we operate that may be deemed non-essential; and such stores could be operated by others or independently by schools. The scope of any such store closures remains uncertain at this time, although we are not aware, at this time, of any significant volume of stores which we operate that are likely to close or have informed us of upcoming closures.

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

Index to Form 10-K Index to FS

The Restore Online Shopper Confidence Act (“ROSCA”), and similar state laws, impose requirements and restrictions on online services that automatically charge payment cards on a periodic basis to renew a subscription service, if the consumer does not cancel the service.
The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by a number of states regulate credit card and gift certificate use, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. In particular, we are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
EMPLOYEES
As of May 2, 2020, the Company had approximately 5,500 employees, of which approximately 3,400 were full time and the remaining were regularly scheduled part-time employees. In addition, we hired approximately 10,800 temporary employees during peak periods during Fiscal 2020. Our employees are not represented by unions, with the exception of 19 employees. We believe that our relationship with our employees is good.

Index to Form 10-K Index to FS

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 25, 2020):

Name	Age	Position
Michael P. Huseby	65	Chairman and Chief Executive Officer
Thomas D. Donohue	50	Executive Vice President, Chief Financial Officer
Kanuj Malhotra	53	Executive Vice President, Corporate Development; President, Digital Student Solutions
Michael C. Miller	48	Executive Vice President, Corporate Affairs, Chief Legal Officer, and Secretary
Stephen Culver	55	Senior Vice President, Chief Information Officer
JoAnn Magill	66	Senior Vice President, Human Resources
Seema C. Paul	56	Senior Vice President, Chief Accounting Officer
Michael P. Huseby, age 65, serves as our Chairman of the Board of Directors and Chief Executive Officer. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. Mr. Huseby was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman of the Board of Directors. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016. Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a leading provider of cable television services from 1999 to 2002, when it was sold to Comcast Corporation. In addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner serving a myriad of clients, including a number of large publicly-traded companies. Mr. Huseby served on the Board of Directors of CommerceHub, Inc., a cloud-based e-commerce fulfillment and marketing software platform company previously listed on Nasdaq, from July 2016 until May 2018 with his tenure ending upon the consummation of the sale of CommerceHub to financial sponsors. While on the Board of CommerceHub, Mr. Huseby served as chair of the Audit Committee and as a member of the Compensation Committee.
Thomas D. Donohue, age 50, serves as our Executive Vice President, Chief Financial Officer. In this role he is responsible for overseeing accounting, tax and enterprise risk management, internal audit, treasury and investor relations. Previously, he served as Senior Vice President, Treasurer and Investor Relations for the Company since 2015. Prior to joining Barnes & Noble Education, Mr. Donohue served as Treasurer of Barnes & Noble, Inc. since June 2012. Prior to joining Barnes & Noble, he spent 12 years at the Interpublic Group of Companies, a global provider of advertising and marketing services, where he served as Vice President, Assistant Treasurer, International.
Kanuj Malhotra, age 53, serves as our Executive Vice President, Corporate Development and President of our Digital Student Solutions business. Mr. Malhotra was appointed Chief Financial Officer of NOOK Media LLC in July 2013. He joined Barnes & Noble as Vice President of Corporate Development in May 2012. Prior to joining the Company, Mr. Malhotra was Vice President and Finance Head for Kaplan Test Prep, a division of The Washington Post Company, from 2011 to 2012. At Kaplan, he led a business transformation from physical test centers to a digital online learning platform. From 2008 to 2010, Mr. Malhotra was Chief Financial Officer of Sloane Square Partners LLC. Between 2005 and 2007, he was the Chief Financial Officer for the International Division of the Cendant Marketing Group and Affinion International, which was divested by Cendant Corporation to Apollo Management. Mr. Malhotra began his career in Mergers and Acquisitions at Lehman Brothers.
Michael C. Miller, age 48, serves as our Executive Vice President, Corporate Affairs, Chief Legal Officer and Secretary. Previously, Mr. Miller served as Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017 and also serves as Corporate Secretary. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.

Index to Form 10-K Index to FS

Stephen Culver, age 55, serves as our Senior Vice President, Chief Information Officer and is responsible for overseeing the Company’s Information Technology operations and strategic development. Prior to joining Barnes & Noble College in 2005, Mr. Culver held leadership positions in both the private and public sectors. He owned and presided over an Information Technology consulting company, which specialized in the retail and wholesale industries. As CIO of Giorgio Armani Corporation, he led the Information Technology operations during the development and expansion of their North American operations.
JoAnn Magill, age 66, serves as Senior Vice President, Human Resources of Barnes & Noble Education. Since joining the Company in 2003, Ms. Magill has played an integral role in the development and implementation of policies, practices and programs for thousands of full and part time employees at the Company’s corporate office and its campus bookstores nationwide. In her role as Senior Vice President, Human Resources, Ms. Magill oversees employee relations, recruitment, benefits, payroll and compensation. Prior to joining Barnes & Noble Education, she served as the Vice President of Human Resources at AT&T Broadband Media Services for five years. Ms. Magill also had an extensive 25-year career with Pathmark Supermarkets, where she held a variety of field and corporate leadership roles.
Seema C. Paul, age 56, joined the Company in July 2015 and serves as our Senior Vice President, Chief Accounting Officer. In this role she manages external reporting and technical accounting, corporate accounting, and financial reporting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.

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
Risks Relating to Our Business
The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and difficult to predict, but the COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in the fourth quarter of 2020, especially beginning in mid-March, and such impact has continued. The COVID-19 pandemic, and measures taken to contain it, have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.
Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Although many institutions plan to reopen, academic institutions are considering alternatives to traditional in-person instruction, including on-line learning and significantly reduced class room size. An increase in the spread of COVID-19 could force schools to close again. In addition, as a result of individual health concerns or financial difficulties, enrollment could be negatively impacted. If colleges and schools are required to close or significantly fewer students are on campus, we may experience lower customer engagement with our products and services, which could lead to a materially adverse impact on our business and result of operations.
COVID-19, related governmental reactions and economic conditions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:

•	the closing or limited operations of our campus retail stores;

•	reductions in government funding of education could negatively impact the budgets of colleges and K-12 schools public colleges, which could impact the demand for our products and services;

•	our inability to realize our expected return on textbooks in our print textbook library as educators transition to online curriculums;

•	disruptions to the operations of our logistics and distribution partners, which could impact our ability to timely deliver our print textbooks to students;

•	our textbook partners’ inability to fill our textbook orders due to disruptions to their operations or overwhelming demand from their own customers; and

•	system interruptions that slow our website or make our website unavailable as our third-party software and service providers experience increased usage;

•	a significant reduction in U.S. economic activity and increased unemployment, which could lead to decreased enrollment and consumer spending;

•
the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic;

•
governmental orders have forced many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and maintain our financial reporting processes and related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks; and

•
actions we have taken and may take in the future in response to the COVID-19 pandemic, including significantly reducing our non-essential capital expenditures, reducing our workforce, and other cost reduction efforts, may negatively impact our operations.

Index to Form 10-K Index to FS

Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak, the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others. Further, many of the Risk Factors described in this report may be more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores; indiCo, an entity created by National Association of College Bookstores (“NACS”); Texas Book Company, bookstore management and operations; Tree of Life; and BBA Solutions, a college textbook retailer. Our online/virtual course material store operations also face competition from eCampus, an online provider of course materials, and Akademos, a virtual bookstore and marketplace for academic institutions, and on occasion, Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from eTextbooks/digital content providers, VitalSource Technologies, Inc., and Red Shelf. Our wholesale business competes with Amazon, BBA Solutions, indiCo, Nebraska Book Company, and Texas Book Company. Competitors that compete with our general merchandise offerings include Fanatics, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user and faculty created content; and sharing or non-purchase of required course materials by students.
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

Index to Form 10-K Index to FS

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
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2020, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 31% of our merchandise purchased, with the largest supplier accounting for approximately 12% of our merchandise purchased. Our wholesale business sources over 90% of its inventory from two primary channels, approximately 48% from retail bookstores (including our retail bookstores) and approximately 43% from third-party suppliers. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
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

Index to Form 10-K Index to FS

Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 567 titles) and Pearson Education’s consignment rental program (which includes approximately 456 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,697 stores, including our Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
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

Index to Form 10-K Index to FS

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

Index to Form 10-K Index to FS

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
•the General Data Protection Regulation (“GDPR”), became effective in May 2018. This European Union (“EU”) law governing data practices and privacy which applies to certain of our activities related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data; and
•the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to request the deletion of certain data, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.
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

Index to Form 10-K Index to FS

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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In Fiscal 2019 and Fiscal 2018, we recorded a pre-tax goodwill impairment loss of $49.3 million ($36.5 million net of tax) and $313.1 million ($302.9 million on a net of tax basis), respectively. See Note 2. Summary of Significant Accounting Policies of the Company’s financial statements included in Part II - Item 8 Financial Statement and Supplementary Data of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of May 2, 2020, our goodwill balance was $4.7 million, which represented 0.4% of total consolidated assets.
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
We are exploring various strategic alternatives to enhance shareholder value, but this strategic review process may not result in the achievement of the desired goal of enhancing shareholder value.
On December 4, 2019, the we announced that our had approved the engagement of a financial advisor to assist in a review of strategic opportunities to accelerate the execution of customer-focused strategic initiatives and enhance value for BNED shareholders, including, but not limited to, continued execution of the Company’s current business plan, new partnerships, joint ventures and other potential opportunities. The Company continues to be actively engaged with its strategic review process. There can be no assurance that a potential transaction will occur, that any such potential transaction that is pursued will be approved or consummated, or what a potential transaction would mean for value to the Company’s shareholders. The Company does not intend to disclose developments relating to its strategic review unless and until it's Board of Directors has approved a specific agreement or transaction.
Our stockholder rights plan could make a third-party acquisition of us difficult.
On March 25, 2020, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company’s common stock. The rights are designed to ensure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against tactics to gain control of the Company without paying all stockholders a premium for that control. The stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by our Board of Directors and may have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might adversely affect the market price of our Common Stock.
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

Index to Form 10-K Index to FS

As of May 2, 2020, these contracts for the 772 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2021	91
2022	52
2023	42
2024	35
2025	114
2026 and later	438
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
Between January 22, 2020, and May 20, 2020, eleven purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary slightly, they claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation is considering whether to consolidate these and other related cases in a consolidated proceeding. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
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
As of May 2, 2020, 48,297,554 shares of our common stock and 0 shares of our preferred stock were outstanding. We have reserved 10,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 14. Stock-Based Compensation.
On March 25, 2020, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. The dividend was payable to holders of record as of the close of business on April 10, 2020. The rights will be exercisable only if a person or group acquires 10% or more of our outstanding common stock. Each right will entitle stockholders to buy one one-thousandth of a share of our preferred stock at an established exercise price. The rights will expire no later than December 31, 2020. For additional information, see the Form 8-K dated March 25, 2020 and filed with the SEC on March 26, 2020.

Index to Form 10-K Index to FS

Issuer Purchases of Equity Securities
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2018, Fiscal 2019, and Fiscal 2020, we did not repurchase shares under the stock repurchase program. As of May 2, 2020, approximately $26.7 million remains available under the stock repurchase program.
During the years ended May 2, 2020, April 27, 2019, and April 28, 2018, we also repurchased 374,733 shares, 351,043 shares, and 260,531 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2020 (b)	2019 (c)	2018 (c)	2017 (c)	2016 (c)
STATEMENT OF OPERATIONS DATA:
Sales:
Product sales and other	$1,671,200	$1,838,760	$1,984,472	$1,641,881	$1,581,104
Rental income	179,863	195,883	219,145	232,481	226,925
Total sales	1,851,063	2,034,643	2,203,617	1,874,362	1,808,029
Cost of sales:
Product and other cost of sales	1,303,702	1,395,339	1,522,687	1,281,043	1,224,927
Rental cost of sales	104,812	111,578	123,697	134,258	128,403
Total cost of sales	1,408,514	1,506,917	1,646,384	1,415,301	1,353,330
Gross profit	442,549	527,726	557,233	459,061	454,699
Selling and administrative expenses	404,472	423,880	433,746	380,793	374,171
Depreciation and amortization expense	61,860	65,865	65,586	53,318	52,690
Impairment loss (non-cash) (d)	433	57,748	313,130	—	11,987
Restructuring and other charges (d)	18,567	7,233	5,429	1,790	8,830
Transaction costs (e)	—	654	2,045	9,605	2,398
Operating (loss) income	(42,783)	(27,654)	(262,703)	13,555	4,623
Interest expense, net	7,445	9,780	10,306	3,464	1,872
(Loss) earnings before taxes	(50,228)	(37,434)	(273,009)	10,091	2,751
Income tax (benefit) expense	(11,978)	(13,060)	(20,443)	4,730	2,667
Net (loss) income	$(38,250)	$(24,374)	$(252,566)	$5,361	$84

(Loss) Earnings per common share:
Basic	$(0.80)	$(0.52)	$(5.40)	$0.12	$—
Diluted	$(0.80)	$(0.52)	$(5.40)	$0.11	$—
Weighted average common shares (thousands):
Basic	48,013	47,306	46,763	46,317	46,238
Diluted	48,013	47,306	46,763	46,763	46,479

Index to Form 10-K Index to FS

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2020 (b)	2019 (c)	2018 (c)	2017 (c)	2016 (c)
OTHER OPERATING DATA:
Adjusted EBITDA (non-GAAP) (f)	$42,159	$104,942	$126,760	$78,268	$80,528
Adjusted Earnings (non-GAAP) (f)	$(21,126)	$25,412	$56,949	$12,347	$15,462
Capital expenditures	$36,192	$46,420	$42,809	$34,670	$50,790

OTHER OPERATING DATA - STORE COUNT:
Number of physical stores at period end	772	772	768	769	751
Number of virtual stores at period end	647	676	676	712	N/A

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2020 (b)	2019 (c)	2018 (c)	2017 (c)	2016 (c)
BALANCE SHEET DATA (at period end):
Total assets	$1,156,432	$946,180	$1,039,211	$1,299,832	$1,071,683
Total liabilities	$738,681	$495,552	$571,248	$586,124	$363,297
Short-term debt	$75,000	$100,000	$100,000	$100,000	$—
Long-term debt	$99,700	$33,500	$96,400	$59,600	$—
Total stockholders' equity	$417,751	$450,628	$467,963	$713,708	$708,386

(a)
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2020” means the 53 weeks ended May 2, 2020, “Fiscal 2019” means the 52 weeks ended April 27, 2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, and “Fiscal 2016” means the 52 weeks ended April 30, 2016.

(b)
In Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.

(c)
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

(d)	For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 11. Supplementary Information.

(e)	Transaction costs are costs incurred for business development and acquisitions.

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2020” means the 53 weeks ended May 2, 2020, “Fiscal 2019” means the 52 weeks ended April 27,2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, “Fiscal 2017” means the 52 weeks ended April 29, 2017, and “Fiscal 2016” means the 52 weeks ended April 30, 2016.
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,419 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
For a discussion of our business, see Part I - Item 1. Business.
COVID-19 Business Impact and Other Recent Matters
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. Our fiscal fourth quarter is historically a lower revenue quarter for our operations as it does not include a back-to-school rush period, however, we experienced a loss in revenue in our Retail segment associated with the cancellation of events that traditionally drive sales in the fourth quarter, including athletics events such as March Madness, as well as graduation events.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including furloughing the majority of our Retail workforce (effective April 2020). We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for the upcoming fall term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result, we currently expect to see the most significant impacts of COVID-19 on our business in the

Index to Form 10-K Index to FS

first half of Fiscal 2021. However, we cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations.
In Fiscal 2020, we retained Morgan Stanley & Co. to serve as a financial advisor in connection with our review of strategic opportunities. The review is designed to accelerate the execution of customer-focused strategic initiatives and enhance value for our shareholders, including, but not limited to, continued execution of our current business plan, new partnerships, joint ventures and other potential opportunities. There can be no assurance that the review will result in a transaction or announcement of any kind. We have not set a timetable for the conclusion of the review.
Segments
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”. The following discussion provides information regarding the three segments.
Retail Segment
The Retail Segment operates 1,419 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 647 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,400 physical bookstores (including our Retail Segment's 772 physical bookstores) and sources and distributes new and used textbooks to our 647 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, tutoring and test prep services.
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

Index to Form 10-K Index to FS

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
The consolidated financial statements include acquisitions effective their respective acquisition date.

•	The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.

•	The consolidated financial statements for the 52 weeks ended April 28, 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.
Results of Operations - Summary

Dollars in thousands	53 weeks ended May 2, 2020 (a)	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Sales:
Product sales and other	$1,671,200	$1,838,760	$1,984,472
Rental income	179,863	195,883	219,145
Total sales	$1,851,063	$2,034,643	$2,203,617

Net loss	$(38,250)	$(24,374)	$(252,566)

Adjusted Earnings (non-GAAP) (b)	$(21,126)	$25,412	$56,949

Adjusted EBITDA (non-GAAP) (b)
Retail	$36,227	$89,094	$101,242
Wholesale	21,567	35,018	40,849
DSS	3,409	6,169	7,559
Corporate Services	(19,403)	(24,873)	(22,166)
Eliminations	359	(466)	(724)
Total Adjusted EBITDA (non-GAAP)	$42,159	$104,942	$126,760

(a)
In Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.

(b)	Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

Index to Form 10-K Index to FS

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Sales:
Product sales and other	90.3%	90.4%	90.1%
Rental income	9.7	9.6	9.9
Total sales	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	78.0	75.9	76.7
Rental cost of sales (a)	58.3	57.0	56.4
Total cost of sales	76.1	74.1	74.7
Gross margin	23.9	25.9	25.3
Selling and administrative expenses	21.9	20.8	19.7
Depreciation and amortization expense	3.3	3.2	3.0
Impairment loss (non-cash)	—	2.8	14.2
Restructuring and other charges	1.0	0.4	0.2
Transactions costs	—	—	0.1
Operating loss	(2.3)%	(1.4)%	(11.9)%
(a) Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 53 weeks ended May 2, 2020 compared with the 52 weeks ended April 27, 2019

	53 weeks ended, May 2, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,533,029	$198,353	$23,661	$—	$(83,843)	1,671,200
Rental income	179,863	—	—	—	—	179,863
Total sales	1,712,892	198,353	23,661	—	(83,843)	1,851,063
Cost of sales:
Product and other cost of sales	1,224,798	158,548	4,348	—	(83,992)	1,303,702
Rental cost of sales	104,812	—	—	—	—	104,812
Total cost of sales	1,329,610	158,548	4,348	—	(83,992)	1,408,514
Gross profit	383,282	39,805	19,313	—	149	442,549
Selling and administrative expenses	347,869	18,238	19,172	19,403	(210)	404,472
Depreciation and amortization expense	47,099	5,963	8,670	128	—	61,860
Sub-Total:	$(11,686)	$15,604	$(8,529)	$(19,531)	$359	(23,783)
Impairment loss (non-cash)						433
Restructuring and other charges						18,567
Transaction costs						—
Operating loss						$(42,783)

Index to Form 10-K Index to FS

	52 weeks ended, April 27, 2019
Dollars in thousands	Retail	Wholesale	DSS (a)	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,693,125	$223,374	$21,339	$—	$(99,078)	1,838,760
Rental income	195,883	—	—	—	—	195,883
Total sales	1,889,008	223,374	21,339	—	(99,078)	2,034,643
Cost of sales:
Product and other cost of sales	1,325,559	167,033	1,309	—	(98,562)	1,395,339
Rental cost of sales	111,578	—	—	—	—	111,578
Total cost of sales	1,437,137	167,033	1,309	—	(98,562)	1,506,917
Gross profit	451,871	56,341	20,030	—	(516)	527,726
Selling and administrative expenses	363,230	21,323	14,504	24,873	(50)	423,880
Depreciation and amortization expense	51,728	6,014	7,974	149	—	65,865
Sub-Total:	$36,913	$29,004	$(2,448)	$(25,022)	$(466)	37,981
Impairment loss (non-cash)						57,748
Restructuring and other charges						7,233
Transaction costs						654
Operating loss						$(27,654)

(a)
We acquired PaperRater, LLC on August 21, 2018. The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater in the DSS Segment from the acquisition date, August 21, 2018, to April 27, 2019.

(b)
For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Acquisitions and Note 7. Segment Reporting.

COVID-19 Business Impact
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. Our fiscal fourth quarter is historically a lower revenue quarter for our operations as it does not include a back-to-school rush period, however, we experienced a loss in revenue in our Retail segment associated with the cancellation of events that traditionally drive sales in the fourth quarter, including athletics events such as March Madness, as well as graduation events.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including furloughing the majority of our Retail workforce (effective April 2020). We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for the upcoming fall term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result, we currently expect to see the most significant impacts of COVID-19 on our business in the first half of Fiscal 2021. However, we cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations.

Index to Form 10-K Index to FS

Sales
The following table summarizes our sales:

Dollars in thousands	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019%
Product sales and other	1,671,200	1,838,760	(9.1)%
Rental income	179,863	195,883	(8.2)%
Total Sales	$1,851,063	$2,034,643	(9.0)%
Our total sales decreased by $183.6 million, or 9.0%, to $1,851.1 million during the 53 weeks ended May 2, 2020 from $2,034.6 million during the 52 weeks ended April 27, 2019. The components of the variances are reflected in the table below.

Sales variances	53 weeks ended
Dollars in millions	May 2, 2020
Retail Sales
New stores	$68.0
Closed stores	(60.2)
Comparable stores (a)	(177.2)
Textbook rental deferral	4.3
Service revenue (b)	(7.8)
Other (c)	(3.2)
Retail Sales subtotal:	$(176.1)
Wholesale Sales	$(25.0)
DSS Sales	$2.3
Eliminations (d)	$15.2
Total sales variance	$(183.6)

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

Retail
Retail total sales decreased by $176.1 million, or 9.3%, to $1,712.9 million during the 53 weeks ended May 2, 2020 from $1,889.0 million during the 52 weeks ended April 27, 2019. Retail added 121 new stores and closed 150 stores (not including temporary store closings due to COVID-19) during the 53 weeks ended May 2, 2020, ending the period with a total of 1,419 stores.

	Fiscal 2020		Fiscal 2019
	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	772	676	768	676
Opened	50	71	35	33
Closed	50	100	31	33
Number of stores at end of period	772	647	772	676

Index to Form 10-K Index to FS

Product and other sales for Retail decreased by $160.1 million, or 9.5%, to $1,533.0 million during the 53 weeks ended May 2, 2020 from $1,693.1 million during the 52 weeks ended April 27, 2019. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from temporary store closings related to COVID-19. Textbook (Course Materials) revenue for Retail decreased primarily due to lower new and used textbook and other course materials sales, while First Day, digital and eTextbook revenue increased. General merchandise sales for Retail decreased primarily due to lower emblematic apparel sales (as many athletic events were canceled due to COVID-19), lower supply product sales and lower graduation product sales (primarily due to COVID-19 related campus closures). We have made continued progress in the development of our next generation e-commerce platform, which is launching in Fiscal 2021 to deliver increased high-margin general merchandise sales.
Rental income for Retail decreased by $16.0 million, or 8.2%, to $179.9 million during the 53 weeks ended May 2, 2020 from $195.9 million during the 52 weeks ended April 27, 2019. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for Retail decreased for the 53 week sales period. Comparable store sales were impacted primarily by COVID-19 related campus store closures, a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, lower general merchandise sales (including graduation products and logo products for athletic events) and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by increased First Day, digital and eTextbook revenue. Comparable store sales variances for Retail by category for the 53 week period is as follows:

Comparable Store Sales variances for Retail	53 weeks ended
Dollars in millions	May 2, 2020
Textbooks (Course Materials)	$(93.8)	(8.4)%
General Merchandise	(68.0)	(11.9)%
Trade Books	(9.4)	(22.3)%
Total Comparable Store Sales	$(171.2)	(9.9)%
Wholesale
Wholesale sales decreased by $25.0 million, or 11.2%, to $198.4 million during the 53 weeks ended May 2, 2020 from $223.4 million during the 52 weeks ended April 27, 2019. The decrease is driven primarily due to a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products and lower demand due to COVID-19 related campus store closures at our Retail Segment and other third-party clients.
DSS
DSS total sales increased by $2.3 million, or 10.9%, to $23.7 million during the 53 weeks ended May 2, 2020 from $21.3 million during the 52 weeks ended April 27, 2019, primarily due to higher bartleby subscription sales, which were partially offset by lower Student Brands sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 76.1% during the 53 weeks ended May 2, 2020 compared to 74.1% during the 52 weeks ended April 27, 2019. Our gross margin decreased by $85.2 million, or 16.1%, to $442.5 million, or 23.9% of sales, during the 53 weeks ended May 2, 2020 from $527.7 million, or 25.9% of sales, during the 52 weeks ended April 27, 2019. During the 53 weeks ended May 2, 2020, gross margin as a percentage of sales decreased to 23.9% from 25.9% or 200 basis points primarily due to the items discussed below for each segment.
Retail
The following table summarizes the Retail cost of sales:

	53 weeks ended		52 weeks ended
Dollars in thousands	May 2, 2020	% of Related Sales	April 27, 2019	% of Related Sales
Product and other cost of sales	$1,224,798	79.9%	$1,325,559	78.3%
Rental cost of sales	104,812	58.3%	111,578	57.0%
Total Cost of Sales	$1,329,610	77.6%	$1,437,137	76.1%

Index to Form 10-K Index to FS

The following table summarizes the Retail gross margin:

	53 weeks ended		52 weeks ended
Dollars in thousands	May 2, 2020	% of Related Sales	April 27, 2019	% of Related Sales
Product and other gross margin	$308,231	20.1%	$367,566	21.7%
Rental gross margin	75,051	41.7%	84,305	43.0%
Gross Margin	$383,282	22.4%	$451,871	23.9%
For the 53 weeks ended May 2, 2020, the Retail gross margin as a percentage of sales decreased as discussed below:

•
Product and other gross margin decreased (160 basis points), driven primarily by lower margin rates due to higher markdowns (135 basis points), higher costs related to our college and university contracts (75 basis points) resulting from contract renewals and new store contracts, and an unfavorable sales mix (10 basis points) due to lower high-margin general merchandise sales, partially offset by improvements in shrink rates (60 basis points).

•
Rental gross margin decreased (130 basis points), driven primarily by higher costs related to our college and university contracts (210 basis points) resulting from contract renewals and new store contracts, partially offset by a favorable rental mix (50 basis points) and higher rental margin rates (25 basis points).

Wholesale
The cost of sales and gross margin for Wholesale were $158.5 million, or 79.9% of sales, and $39.8 million, or 20.1% of sales, respectively, during the 53 weeks ended May 2, 2020. The cost of sales and gross margin for Wholesale were $167.0 million, or 74.8% of sales, and $56.3 million, or 25.2% of sales, respectively, during the 52 weeks ended April 27, 2019. The gross margin decreased to 20.1% during the 53 weeks ended May 2, 2020 from 25.2% during the 52 weeks ended April 27, 2019. The decrease was primarily due to an unfavorable sales mix (higher priced inventory sold) and higher inventory markdowns.
DSS
Gross margin for the DSS segment was $19.3 million, or 81.6% of sales, during the 53 weeks ended May 2, 2020 and $20.0 million, or 93.9% of sales, during the 52 weeks ended April 27, 2019. The decrease in gross margin was primarily due to the amortization of content development costs of $4.1 million during the 53 weeks ended May 2, 2020 compared to $1.1 million during the 52 weeks ended April 27, 2019 for bartleby textbook solutions which was launched in the latter half of Fiscal 2019.
Intercompany Eliminations
During the 53 weeks ended May 2, 2020 and 52 weeks ended April 27, 2019, sales eliminations were $83.9 million and $99.1 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 53 weeks ended May 2, 2020 and 52 weeks ended April 27, 2019, the cost of sales eliminations were $84.0 million and $98.6 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
The $0.1 million and $(0.5) million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during the 53 weeks ended May 2, 2020 and 52 weeks ended April 27, 2019, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	53 weeks ended		52 weeks ended
Dollars in thousands	May 2, 2020	% of Sales	April 27, 2019	% of Sales
Selling and Administrative Expenses	$404,472	21.9%	$423,880	20.8%
During the 53 weeks ended May 2, 2020, selling and administrative expenses decreased by $19.4 million, or 4.6%, to $404.5 million from $423.9 million during the 52 weeks ended April 27, 2019. The variances by segment are as follows:

Index to Form 10-K Index to FS

Retail
For Retail, selling and administrative expenses decreased by $15.4 million, or 4.2%, to $347.9 million during the 53 weeks ended May 2, 2020 from $363.2 million during the 52 weeks ended April 27, 2019. This decrease was primarily due to a $17.7 million decrease in stores payroll and operating expenses, including comparable stores, virtual stores and new/closed stores payroll and operating expenses, partially offset by an increase of $1.2 million in corporate payroll and infrastructure costs and a $1.1 million increase in product development costs and digital operations costs.
Wholesale
For Wholesale, selling and administrative expenses decreased by $3.1 million, or 14.5%, to $18.2 million during the 53 weeks ended May 2, 2020 from $21.3 million during the 52 weeks ended April 27, 2019. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
For DSS, selling and administrative expenses increased by $4.7 million to $19.2 million during the 53 weeks ended May 2, 2020 from $14.5 million during the 52 weeks ended April 27, 2019. The increase in costs was primarily driven by higher payroll and professional fees related to developing, marketing and selling our student success hub on bartleby which launched during the latter half of Fiscal 2019.
Corporate Services
Corporate Services' selling and administrative expenses decreased by $5.5 million, or 22.0%, to $19.4 million during the 53 weeks ended May 2, 2020 from $24.9 million during the 52 weeks ended April 27, 2019. The decrease was primarily due to lower compensation-related expense and lower operating expenses.
Depreciation and Amortization Expense

	53 weeks ended		52 weeks ended
Dollars in thousands	May 2, 2020	% of Sales	April 27, 2019	% of Sales
Depreciation and Amortization Expense	$61,860	3.3%	$65,865	3.2%
Depreciation and amortization expense decreased by $4.0 million, or 6.1%, to $61.9 million during the 53 weeks ended May 2, 2020 from $65.9 million during the 52 weeks ended April 27, 2019. The decrease was primarily attributable to lower depreciation related to closed stores and lower capital expenditures.
Impairment loss (non-cash)
During the 53 weeks ended May 2, 2020, we recognized an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable. During the 52 weeks ended April 27, 2019, we recorded an impairment loss (non-cash) of $57.8 million, related to $49.3 million of goodwill and $8.5 million of long-lived assets. For information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
Restructuring and other charges
During the 53 weeks ended May 2, 2020, we recognized restructuring and other charges totaling $18.6 million comprised primarily of $12.7 million for severance and other employee termination and benefit costs associated with several management changes, the elimination of various positions as part of cost reduction objectives, and professional service costs for process improvements, $2.8 million for professional service costs for shareholder activist activities, $2.7 million in an actuarial loss related to a frozen retirement benefit plan (non-cash), and $0.6 million for a store level asset impairment charge, offset by $0.2 million related to reduction of liabilities for a facility closure.
During the 52 weeks ended April 27, 2019, we recognized restructuring and other charges totaling $7.2 million comprised of $4.6 million for severance and transition payments related to senior management changes, other employee termination and benefit costs, and other charges totaling approximately $2.6 million, primarily comprised of $2.3 million in an actuarial loss related to a frozen retirement benefit plan (non-cash), $0.2 million related to additional liabilities for a facility closure, and a write-off of $0.1 million of existing unamortized debt issuance costs.
Transaction Costs
Transaction costs were $0.7 million during the 52 weeks ended April 27, 2019. We incur transaction costs for business development and acquisitions. For additional information related to our recent acquisitions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Acquisitions.

Index to Form 10-K Index to FS

Operating Loss

	53 weeks ended		52 weeks ended
Dollars in thousands	May 2, 2020	% of Sales	April 27, 2019	% of Sales
Operating Loss	$(42,783)	(2.3)%	$(27,654)	(1.4)%
Our operating loss was $(42.8) million during the 53 weeks ended May 2, 2020 compared to operating loss of $(27.7) million during the 52 weeks ended April 27, 2019. This decrease was due to the matters discussed above.
For the 53 weeks ended May 2, 2020, excluding the $18.6 million of restructuring and other charges and the $0.4 million impairment loss, all discussed above, operating loss was $(23.8) million (or (1.3)% of sales).
For the 52 weeks ended April 27, 2019, excluding the $57.8 million impairment loss, the $7.2 million restructuring and other charges, and the transaction costs of $0.7 million, all discussed above, operating income was $38.0 million (or 1.9% of sales).
Interest Expense, Net

Dollars in thousands	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Interest Expense, Net	$7,445	$9,780
Net interest expense decreased by $2.4 million to $7.4 million during the 53 weeks ended May 2, 2020 from $9.8 million during the 52 weeks ended April 27, 2019 primarily due to lower average borrowings.
Income Tax Benefit

	53 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2019	Effective Rate	April 27, 2019	Effective Rate
Income Tax Benefit	$(11,978)	23.8%	$(13,060)	34.9%
We recorded an income tax benefit of $(12.0) million on a pre-tax loss of $(50.2) million during the 53 weeks ended May 2, 2020, which represented an effective income tax rate of 23.8% and an income tax benefit of $(13.1) million on a pre-tax loss of $(37.4) million during the 52 weeks ended April 27, 2019, which represented an effective income tax rate of 34.9%.
The effective tax rate for the 53 weeks ended May 2, 2020 is significantly lower as compared to the comparable prior year period due to various permanent differences and the impact of the Tax Cuts and Jobs Act recorded in Fiscal 2019.
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
Net Loss

Dollars in thousands	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Net Loss	$(38,250)	$(24,374)
As a result of the factors discussed above, we reported net loss of $(38.3) million during the 53 weeks ended May 2, 2020, compared with net loss of $(24.4) million during the 52 weeks ended April 27, 2019. Adjusted Earnings (non-GAAP) is $(21.1) million during the 53 weeks ended May 2, 2020, compared with $25.4 million during the 52 weeks ended April 27, 2019. See Adjusted Earnings (non-GAAP) discussion below.

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

(b)
For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Acquisitions and Note 7. Segment Reporting.

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

Sales variances	52 weeks ended
Dollars in millions	April 29, 2019
Retail Sales
New stores	$54.2
Closed stores	(83.2)
Comparable stores (a)	(103.1)
Textbook rental deferral	0.2
Service revenue (b)	(4.1)
Other (c)	0.4
Retail Sales subtotal:	$(135.6)
Wholesale Sales	$(35.0)
DSS Sales (d)	$5.6
Eliminations (e)	$(4.0)
Total sales variance	$(169.0)

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

Index to Form 10-K Index to FS

Adjusted Earnings (non-GAAP)

Dollars in thousands	53 weeks ended May 2, 2020 (a)	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Net loss	$(38,250)	$(24,374)	$(252,566)
Reconciling items, after-tax (below)	17,124	49,786	309,515
Adjusted Earnings (non-GAAP)	$(21,126)	$25,412	$56,949

Reconciling items, pre-tax
Impairment loss (non-cash) (b)	$433	$57,748	$313,130
Inventory valuation amortization (non-cash) (c)	—	—	3,273
Content amortization (non-cash) (d)	4,082	1,096	—
Restructuring and other charges (b)	18,567	7,233	5,429
Transaction costs (b)	—	654	2,045
Reconciling items, pre-tax	23,082	66,731	323,877
Less: Pro forma income tax impact (e)	5,958	16,945	14,362
Reconciling items, after-tax	$17,124	$49,786	$309,515

(a)
In Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.

(b)	See Management Discussion and Analysis - Results of Operations discussion above.

(c)	Gross margin excludes $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment related to the MBS acquisition in February 2017.

(d)	Earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(e)	Represents the income tax effects of the non-GAAP items.
Adjusted EBITDA (non-GAAP)

Dollars in thousands	53 weeks ended May 2, 2020 (a)(b)	52 weeks ended April 27, 2019 (b)	52 weeks ended April 28, 2018
Net loss	$(38,250)	$(24,374)	$(252,566)
Add:
Depreciation and amortization expense	61,860	65,865	65,586
Content amortization (non-cash) (b)	4,082	1,096	—
Interest expense, net	7,445	9,780	10,306
Income tax benefit	(11,978)	(13,060)	(20,443)
Impairment loss (non-cash) (c)	433	57,748	313,130
Inventory valuation amortization (non-cash) (d)	—	—	3,273
Restructuring and other charges (c)	18,567	7,233	5,429
Transaction costs (c)	—	654	2,045
Adjusted EBITDA (non-GAAP)	$42,159	$104,942	$126,760

(a)
In Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.

(b)
For the 53 weeks ended May 2, 2020 and 52 weeks ended April 27, 2019, earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.

(c)	See Management Discussion and Analysis - Results of Operations discussion above.

Index to Form 10-K Index to FS

(d)
For the 52 weeks ended April 28, 2018, gross margin excludes $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment related to the MBS acquisition in February 2017.

The following is Adjusted EBITDA by segment for Fiscal 2020, Fiscal 2019, and Fiscal 2018.

Adjusted EBITDA - by Segment	53 weeks ended May 2, 2020 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total Fiscal 2020
Sales	$1,712,892	$198,353	$23,661	$—	$(83,843)	$1,851,063
Cost of sales (b)	(1,328,796)	(158,548)	(1,080)	—	83,992	(1,404,432)
Gross profit	384,096	39,805	22,581	—	149	446,631
Selling and administrative expenses	347,869	18,238	19,172	19,403	(210)	404,472
Adjusted EBITDA (non-GAAP)	$36,227	$21,567	$3,409	$(19,403)	$359	$42,159

Adjusted EBITDA - by Segment	52 weeks ended April 27, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total Fiscal 2019
Sales	$1,889,008	$223,374	$21,339	$—	$(99,078)	$2,034,643
Cost of sales (c)	(1,436,684)	(167,033)	(666)	—	98,562	(1,505,821)
Gross profit	452,324	56,341	20,673	—	(516)	528,822
Selling and administrative expenses	363,230	21,323	14,504	24,873	(50)	423,880
Adjusted EBITDA (non-GAAP)	$89,094	$35,018	$6,169	$(24,873)	$(466)	$104,942

Adjusted EBITDA - by Segment	52 weeks ended April 28, 2018
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total Fiscal 2018
Sales	$2,024,541	$258,369	$15,762	$—	$(95,055)	$2,203,617
Cost of sales (d)	(1,542,315)	(194,768)	(359)	—	94,331	(1,643,111)
Gross profit	482,226	63,601	15,403	—	(724)	560,506
Selling and administrative expenses	380,984	22,752	7,844	22,166	—	433,746
Adjusted EBITDA (non-GAAP)	$101,242	$40,849	$7,559	$(22,166)	$(724)	$126,760

(a) In Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.

(b)
For the 53 weeks ended May 2, 2020, gross margin excludes $0.8 million and $3.7 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.

(c) For the 52 weeks ended April 27, 2019, gross margin excludes $0.5 million and $0.6 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.

(d)
For the 52 weeks ended April 28, 2018, gross margin excludes $3.3 million of incremental cost of sales related to amortization of the Wholesale inventory fair value adjustment related to the MBS acquisition in February 2017. See Management Discussion and Analysis - Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit agreement and short-term vendor financing. As of May 2, 2020, we had $174.7 million of borrowings outstanding under the Credit Agreement.
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. Our fiscal fourth quarter is historically a lower revenue quarter for our operations

Index to Form 10-K Index to FS

as it does not include a back-to-school rush period, however, we experienced a loss in revenue in our Retail segment associated with the cancellation of events that traditionally drive sales in the fourth quarter, including athletics events such as March Madness, as well as graduation events.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including furloughing the majority of our Retail workforce (effective April 2020). We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for the upcoming fall term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result, we currently expect to see the most significant impacts of COVID-19 on our business in the first half of Fiscal 2021. However, we cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations.
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
Sources and Uses of Cash Flow

Dollars in thousands	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cash, cash equivalents, and restricted cash at beginning of period	$14,768	$16,869	$21,697
Net cash flows (used in) provided by operating activities	(16,103)	120,817	60,042
Net cash flows used in investing activities	(29,592)	(54,646)	(100,032)
Net cash flows provided by (used in) financing activities	39,935	(68,272)	35,162
Cash, cash equivalents, and restricted cash at end of period	$9,008	$14,768	$16,869
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when textbooks and other course materials are sold for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities during Fiscal 2020 were $(16.1) million compared to cash flows provided by operating activities of $120.8 million during Fiscal 2019. This decrease of $136.9 million was primarily due to higher net loss compared to the prior year and changes in working capital. As discussed above, our operations were highly impacted by COVID-19 related campus store closures in Fiscal 2020.
Cash flows provided by operating activities during Fiscal 2019 were $120.8 million compared to $60.0 million during Fiscal 2018. This increase of $60.8 million was primarily due to lower net loss, and changes in deferred taxes and working capital.
Cash Flow from Investing Activities
Cash flows used in investing activities during Fiscal 2020 were $(29.6) million compared to $(54.7) million during Fiscal 2019. The decrease is primarily due to lower capital expenditures and contractual capital investments associated with content

Index to Form 10-K Index to FS

development, digital initiatives, enhancements to internal systems, renewing existing contracts and new store construction and lower payments to acquire businesses, partially offset by the change in other noncurrent assets for contractual obligations.
Cash flows used in investing activities during Fiscal 2019 were $(54.7) million compared to $(100.0) million during Fiscal 2018. The decrease is primarily due to lower payments to acquire businesses, offset by higher capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems, renewing existing contracts and new store construction.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $36.2 million, $46.4 million and $42.8 million, during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during Fiscal 2020 were $39.9 million compared to cash flows used in financing activities $(68.3) million during Fiscal 2019. This net change of $108.2 million is primarily due to higher net borrowings under the credit agreement to fund operations due to low cash flow from operating activities. As discussed above, our operations were highly impacted by COVID-19 related campus store closures in Fiscal 2020.
Cash flows used in financing activities during Fiscal 2019 were $(68.3) million compared to cash flows provided by financing activities of $35.2 million during Fiscal 2018. This net change of $103.5 million is primarily due to decreased net borrowings of $99.7 million under the credit agreement and payment of deferred financing costs of $3.4 million.
Financing Arrangements
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million. On March 2, 2020, we were granted a waiver to the condition to the current draw under the FILO Facility that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $90 million.
During the 52 weeks ended May 2, 2020, we borrowed $600.9 million and repaid $559.1 million under the Credit Agreement, with $174.7 million of outstanding borrowings as of May 2, 2020. During the 52 weeks ended April 27, 2019, we borrowed $521.2 million and repaid $584.1 million under the Credit Agreement, with $133.5 million of outstanding borrowings as of April 27, 2019. As of both May 2, 2020 and April 27, 2019, we have issued $4.8 million in letters of credit under the Credit Facility.
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
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 2.750%. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 2, 2020 through the end of 2020 was increased by 0.50% (to 3.25% per annum for LIBO rate loans and 2.25% for base rate loans). The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $75 million to $50 million on August 1, 2020 and from $50 million to $25 million on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
The Credit Facility contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants

Index to Form 10-K Index to FS

(including fixed charge coverage ratio requirements) would be triggered, and the lenders would have the right to assume dominion and control over the Company's cash.
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. On March 2, 2020, we were granted a waiver to the condition to the upcoming draw under the FILO Facility that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $90 million. We are in compliance with all covenants, representations and warranties under the Credit Facility as of May 2, 2020.
Income Tax Implications on Liquidity
As of May 2, 2020, other long-term liabilities includes $25.7 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.  At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.6 million of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2020, Fiscal 2019, and Fiscal 2018, we did not purchase shares under the stock repurchase program. As of May 2, 2020, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2020, Fiscal 2019, and Fiscal 2018, we also repurchased 374,733 shares, 351,043 shares, and 260,531 shares of our common stock, respectively, in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
The following table sets forth our contractual obligations as of May 2, 2020 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (a)	$99.7	$99.7	$—	$—	$—
FILO Facility (a)	150.0	75.0	75.0	—	—
Lease obligations (excluding imputed interest) (b)	315.8	107.0	101.0	58.0	49.8
Purchase obligations (c)	21.8	10.6	8.0	3.2	—
Other long-term liabilities reflected on the balance sheet under GAAP (d) (e)	—	—	—	—	—
Total	$587.3	$292.3	$184.0	$61.2	$49.8

(a)
As of May 2, 2020, we had a total of $174.7 million of outstanding borrowings under the Credit Facility and FILO Facility. Excludes interest which is generally at a base rate of LIBOR, plus a variable rate. See Financing Arrangements discussion above for information about future borrowings and payments under the FILO Credit Facility.

(b)
Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 72% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 1.7% of the minimum rent payments under those leases.

(c)	Includes information technology contracts.

(d)
Other long-term liabilities excludes $25.7 million of tax liabilities related to the long-term tax payable associated with the LIFO reserve and $0.1 million of unrecognized tax benefits, for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Income Tax Implications on Liquidity discussed above.

Index to Form 10-K Index to FS

(e)	Other long-term liabilities excludes expected payments related to employee benefit plans. See Part II - Item 8. Financial Statements and Supplementary Data — Note 13. Employee Benefit Plans.
Off-Balance Sheet Arrangements
As of May 2, 2020, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Cost is determined primarily by the retail inventory method for our Retail Segment and last-in first out, or “LIFO”, method for our Wholesale Segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2020, Fiscal 2019, and Fiscal 2018.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.2 million in Fiscal 2020.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.5 million in Fiscal 2020.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 1% change in rental cost of goods sold would have affected pre-tax earnings by approximately $0.6 million in Fiscal 2020.
Stock-Based Compensation
The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. See Part II - Item 8. Financial Statements and Supplementary Data — Note 14. Stock-Based Compensation for a further discussion of our stock-based incentive plan. We are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If their actual forfeiture rate is materially different from their estimate, our stock-based compensation expense could be significantly different from what we recorded in the current period. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense would have affected pre-tax earnings by approximately $0.6 million in Fiscal 2020.

Index to Form 10-K Index to FS

Evaluation of Other Long-Lived Assets Impairment
Our other long-lived assets include property and equipment and amortizable intangibles. As of May 2, 2020, we had $97.7 million and $175.1 million of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our consolidated balance sheet.
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
During Fiscal 2020, we recorded an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable.
During the fourth quarter of Fiscal 2020, in conjunction with COVID-19 related campus store closures, we evaluated certain of our long-lived assets associated with our Retail and Wholesale segments for impairment. We evaluated the long-lived assets of these reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Based on the results of the tests, for the Wholesale segment, an impairment loss calculation was not required as the estimated future undiscounted cash flows of the identified asset groups exceeded the carrying amount of the respective asset group. Based on the results of the tests, for the Retail segment, we recognized an impairment loss of $0.6 million related to store-level assets in restructuring and other charges. These long-lived assets were not recoverable and had a de minimis fair value, as determined using an income approach (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets.
During Fiscal 2019, in conjunction with the change to reporting segments and the interim goodwill impairment test noted below, as well as operational changes in certain long-lived asset groups, we evaluated certain of our long-lived assets for impairment and recognized an impairment loss of $8.4 million, comprised of $8.1 million of intangible assets, primarily acquired technology, and $0.3 million of property and equipment related to our LoudCloud and Promoversity operations. These long-lived assets were not recoverable and had a de minimis fair value, as determined using the relief-from-royalty and income approaches, resulting in a non-cash impairment charge for the full carrying value of those long-lived assets. See Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for additional information related to impairment charges.
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2020.
Evaluation of Goodwill Impairment
In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
During the third quarter of Fiscal 2020, we completed our annual goodwill impairment test and concluded that the fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions.
During the third quarter of Fiscal 2019, we completed our annual goodwill impairment test for our reporting units as they existed at that date. Based on the quantitative test performed, the fair value of the MBS and DSS reporting units exceeded their carrying values; therefore, no goodwill impairment was recognized for these reporting units. While the carrying value of the BNC reporting unit exceeded its fair value, there was no goodwill allocated to the reporting unit as of the Fiscal 2019 annual goodwill impairment test date.
During the third quarter of Fiscal 2019, we completed our annual goodwill impairment test and concluded that the fair value of the MBS and DSS reporting units, as they existed at that time, each exceeded their respective carrying values and no goodwill impairment was recognized. In the fourth quarter of Fiscal 2019, due to the change in our reporting units identified as a result of the change in our reportable segments, we recognized a total goodwill impairment (non-cash impairment loss) of $49.3 million

Index to Form 10-K Index to FS

associated with the MBS reporting unit (as it existed at that date) and allocated $20.5 million of goodwill to the Retail Segment and $28.7 million of goodwill to the Wholesale Segment.
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

Index to Form 10-K Index to FS

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of May 2, 2020, our cash and cash equivalents totaled approximately $8.2 million. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would not have materially affected interest income in Fiscal 2020.
We may from time to time borrow money under the Credit Facility and FILO Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings outstanding under the Credit Facility and FILO Facility. We had $174.7 million of borrowings outstanding under Credit Facility and FILO Facility at May 2, 2020. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would affect interest expense by approximately less than $0.1 million in Fiscal 2020.
Effective April 28, 2019, we adopted Accounting Standards Codification ("ASC") Topic 842, Leases, and recognized lease assets and lease liabilities on the consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments. We used our incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable. We utilized an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later. A 25 basis point increase in the rate or 25 basis point decrease in the rate would not have materially affected the present value of future lease payments.
Foreign Currency Risk
We do not have any material foreign currency exposure as nearly all of our business is transacted in United States currency.

Index to Form 10-K Index to FS

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of May 2, 2020 and April 27, 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended May 2, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 2, 2020 and April 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 14, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in the fiscal year ended May 2, 2020 due to the adoption of ASU 2016-02, Leases and associated amendments (Topic 842), using the modified retrospective approach.

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

Iselin, New Jersey
July 14, 2020

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Sales:
Product sales and other	$1,671,200	$1,838,760	$1,984,472
Rental income	179,863	195,883	219,145
Total sales	1,851,063	2,034,643	2,203,617
Cost of sales:
Product and other cost of sales	1,303,702	1,395,339	1,522,687
Rental cost of sales	104,812	111,578	123,697
Total cost of sales	1,408,514	1,506,917	1,646,384
Gross profit	442,549	527,726	557,233
Selling and administrative expenses	404,472	423,880	433,746
Depreciation and amortization expense	61,860	65,865	65,586
Impairment loss (non-cash)	433	57,748	313,130
Restructuring and other charges	18,567	7,233	5,429
Transaction costs	—	654	2,045
Operating loss	(42,783)	(27,654)	(262,703)
Interest expense, net	7,445	9,780	10,306
Loss before income taxes	(50,228)	(37,434)	(273,009)
Income tax benefit	(11,978)	(13,060)	(20,443)
Net loss	$(38,250)	$(24,374)	$(252,566)

Loss per share of Common Stock
Basic	$(0.80)	$(0.52)	$(5.40)
Diluted	$(0.80)	$(0.52)	$(5.40)
Weighted average shares of Common Stock outstanding:
Basic	48,013	47,306	46,763
Diluted	48,013	47,306	46,763
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	May 2, 2020	April 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,242	$14,013
Receivables, net	90,851	98,246
Merchandise inventories, net	428,939	420,322
Textbook rental inventories	40,710	47,001
Prepaid expenses and other current assets	16,177	11,778
Total current assets	584,919	591,360
Property and equipment, net	97,739	109,777
Operating lease right-of-use assets	250,837	—
Intangible assets, net	175,125	194,978
Goodwill	4,700	4,700
Deferred tax assets, net	7,805	2,425
Other noncurrent assets	35,307	42,940
Total assets	$1,156,432	$946,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$143,678	$186,818
Accrued liabilities	95,420	121,720
Current operating lease liabilities	92,571	—
Short-term borrowings	75,000	100,000
Total current liabilities	406,669	408,538
Long-term operating lease liabilities	186,142	—
Other long-term liabilities	46,170	53,514
Long-term borrowings	99,700	33,500
Total liabilities	738,681	495,552
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 52,140 and 51,030 shares, respectively; outstanding, 48,298 and 47,563 shares, respectively	521	510
Additional paid-in capital	732,958	726,331
Accumulated deficit	(282,827)	(244,577)
Treasury stock, at cost	(32,901)	(31,636)
Total stockholders' equity	417,751	450,628
Total liabilities and stockholders' equity	$1,156,432	$946,180
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Cash flows from operating activities:
Net loss	$(38,250)	$(24,374)	$(252,566)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	61,860	65,865	65,586
Content amortization expense	4,082	1,096	—
Amortization of deferred financing costs	1,095	1,550	1,502
Impairment loss (non-cash)	433	57,748	313,130
Deferred taxes	(5,380)	(4,531)	(14,765)
Stock-based compensation expense	6,638	9,017	8,459
Changes in operating lease right-of-use assets and liabilities	18,399	—	—
Changes in other long-term liabilities and other	(6,480)	(6,314)	(36,823)
Changes in other operating assets and liabilities, net	(58,500)	20,760	(24,481)
Net cash flows (used in) provided by operating activities	(16,103)	120,817	60,042
Cash flows from investing activities:
Purchases of property and equipment	(36,192)	(46,420)	(42,809)
Acquisition of business, net of cash and restricted cash acquired	—	(10,000)	(58,259)
Changes in other noncurrent assets and other	6,600	1,774	1,036
Net cash flows used in investing activities	(29,592)	(54,646)	(100,032)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	600,900	521,200	674,500
Repayments of borrowings under Credit Agreement	(559,700)	(584,100)	(637,700)
Payment of deferred financing costs	—	(3,395)	—
Purchase of treasury shares	(1,265)	(1,977)	(1,638)
Net cash flows provided by (used in) financing activities	39,935	(68,272)	35,162
Net decrease in cash, cash equivalents, and restricted cash	(5,760)	(2,101)	(4,828)
Cash, cash equivalents, and restricted cash at beginning of period	14,768	16,869	21,697
Cash, cash equivalents, and restricted cash at end of period	$9,008	$14,768	$16,869
Changes in other operating assets and liabilities, net:
Receivables, net	$7,320	$1,814	$(13,670)
Merchandise inventories	(8,617)	23,237	(9,495)
Textbook rental inventories	6,291	778	5,047
Prepaid expenses and other current assets	(4,399)	69	(2,648)
Accounts payable and accrued liabilities	(59,095)	(5,138)	(3,715)
Changes in other operating assets and liabilities, net	$(58,500)	$20,760	$(24,481)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$6,796	$8,589	$8,035
Income taxes paid (net of refunds)	$(4,141)	$10,277	$25,549
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			9,017				9,017
Vested equity awards	998	9	(9)				—
Shares repurchased for tax withholdings for vested stock awards					352	(1,978)	(1,978)
Net loss				(24,374)			(24,374)
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			6,638				6,638
Vested equity awards	1,110	11	(11)				—
Shares repurchased for tax withholdings for vested stock awards					375	(1,265)	(1,265)
Net loss				(38,250)			(38,250)
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751

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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,419 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We have three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Segment Reporting.
COVID-19 Business Impact and Other Recent Matters
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. Our fiscal fourth quarter is historically a lower revenue quarter for our operations as it does not include a back-to-school rush period, however, we experienced a loss in revenue in our Retail segment associated with the cancellation of events that traditionally drive sales in the fourth quarter, including athletics events such as March Madness, as well as graduation events.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including furloughing the majority of our Retail workforce (effective April 2020). We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for the upcoming fall term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. As a result, we currently expect to see the most significant impacts of COVID-19 on our business in the

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

first half of Fiscal 2021. However, we cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations.
In Fiscal 2020, we retained Morgan Stanley & Co. to serve as a financial advisor in connection with our review of strategic opportunities. The review is designed to accelerate the execution of customer-focused strategic initiatives and enhance value for our shareholders, including, but not limited to, continued execution of our current business plan, new partnerships, joint ventures and other potential opportunities. There can be no assurance that the review will result in a transaction or announcement of any kind. We have not set a timetable for the conclusion of the review.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 53 weeks ended May 2, 2020 (“Fiscal 2020”), 52 weeks ended April 27, 2019 (“Fiscal 2019”), and 52 weeks ended April 28, 2018 (“Fiscal 2018”).
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
As discussed in Note 1. Organization, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. The impact of the store closures affects the comparability of our results of operations and cash flows.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Restricted Cash
Restricted cash of $766 and $755 is included in other noncurrent assets in the consolidated balance sheet as of May 2, 2020 and April 27, 2019, respectively. These funds are amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivables are as follows:

	As of
	5/2/2020	4/27/2019
Trade accounts	$75,702	$74,311
Advances for book buybacks	766	6,339
Credit/debit card receivables	2,177	4,173
Other receivables	12,206	13,423
Total receivables, net	$90,851	$98,246
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $1,986, and $2,135 as of May 2, 2020 and April 27, 2019, respectively.
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
Cost is determined primarily by the retail inventory method for our Retail segment and last-in first out, or “LIFO”, method for our Wholesale segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2020, Fiscal 2019 and Fiscal 2018.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. The Retail Segments four largest suppliers, excluding the supply sourced from our Wholesale Segment, accounted for approximately 32.2% of our merchandise purchased during the 53 weeks ended May 2, 2020. For our Wholesale Segment, the four largest suppliers, excluding textbooks purchased from students at our Retail Segment's bookstores, accounted for approximately 33.9% of merchandise purchases during the 53 weeks ended May 2, 2020.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Implementation Costs Incurred in a Cloud Computing Arrangement
We adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15") effective April 28, 2019 (first day of Fiscal 2020) prospectively for all implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract. The guidance requires implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Prior to adoption, we capitalized certain implementation costs, primarily related to digital and consumer data platforms, to property and equipment on the consolidated balance sheets and depreciated these implementation costs to depreciation and amortization expense in the consolidated statement of operations over the term of the service contract once the asset was ready for its intended use. Subsequent to adoption, implementation costs which were previously capitalized and depreciated as described above, are included in prepaid expenses and other assets in the consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the consolidated balance sheets were $4,262, and $0 as of May 2, 2020 and April 27, 2019, respectively. We had $96, $0 and $0 of amortization of implementation costs in selling and administrative expense in the consolidated statement of operations, respectively.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $42,550, $44,550, and $46,531 of depreciation expense for the 53 weeks ended May 2, 2020, 52 weeks ended April 27, 2019, and 52 weeks ended April 28, 2018, respectively.
Content development costs are primarily related to bartleby.com textbook solutions which was launched in Fiscal 2019. Content amortization is computed using the straight-line method over estimated useful lives. Amortization of content development costs is recorded to cost of goods sold. We had $4,082, $1,096, and $0 of content amortization expense for the 53 weeks ended May 2, 2020, 52 weeks ended April 27, 2019, and 52 weeks ended April 28, 2018, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	May 2, 2020	April 27, 2019
Property and equipment:
Leasehold improvements	(a)	$141,602	$148,015
Machinery, equipment and display fixtures	3 - 5	246,447	240,171
Computer hardware and capitalized software costs	(b)	145,764	136,267
Office furniture and other	2 - 7	62,209	59,327
Content development costs	3 - 5	16,729	11,593
Construction in progress		3,878	5,499
Total property and equipment		616,629	600,872
Less accumulated depreciation and amortization		518,890	491,095
Total property and equipment, net		$97,739	$109,777

(a)	Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from one to 15 years.

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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Leases
Effective April 28, 2019, we adopted Accounting Standards Codification ("ASC") Topic 842, Leases, and recognized lease assets and lease liabilities on the consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset.
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
Other Long-Lived Assets
Our other long-lived assets include property and equipment and amortizable intangibles. We had $175,125 and $194,978 of amortizable intangible assets, net of amortization, as of May 2, 2020 and April 27, 2019, respectively. These amortizable intangible assets relate primarily to our customer and bookstore relationships with our colleges and university clients, and technology acquired. For additional information related to amortizable intangibles, see Part II - Item 8. Financial Statements and Supplementary Data - Note 11. Supplementary Information - Intangible Assets.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
In the first quarter of Fiscal 2020, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
During the fourth quarter of Fiscal 2020, in conjunction with COVID-19 related campus store closures, we evaluated certain of our long-lived assets associated with our Retail and Wholesale segments for impairment. We evaluated the long-lived assets of these reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Based on the results of the tests, for the Wholesale segment, an impairment loss calculation was not required as the estimated future undiscounted cash flows of the identified asset groups exceeded the carrying amount of the respective asset group. Based on the results of the tests, for the Retail segment, we recognized an impairment loss of $587 related to store-level assets in restructuring and other charges. These long-lived assets were not recoverable and had a de minimis fair value, as determined using an income approach (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets.
During the fourth quarter of Fiscal 2019, in conjunction with the change to reporting segments and the interim goodwill impairment test noted below, as well as operational changes in certain long-lived asset groups, we evaluated certain of our long-lived assets for impairment and recognized an impairment loss of $8,466, comprised of $8,138 of intangible assets, primarily acquired technology, and $328 of property and equipment related to our LoudCloud and Promoversity operations. These long-lived assets were not recoverable and had a de minimis fair value, as determined using the relief-from-royalty and income approaches (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets. See Part II - Item 8. Financial Statements and Supplementary Data - Note 11. Supplementary Information - Intangible Assets.
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
During the third quarter of Fiscal 2020, we completed our annual goodwill impairment test and concluded that the fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

During the third quarter of Fiscal 2019, we completed our annual goodwill impairment test and concluded that the fair value of the MBS and DSS reporting units, as they existed at that time, each exceeded their respective carrying values and no goodwill impairment was recognized. In the fourth quarter of Fiscal 2019, due to the change in our reporting units identified as a result of the change in our reportable segments, we recognized a total goodwill impairment (non-cash impairment loss) of $49,282 associated with the MBS reporting unit (as it existed at that date) and allocated $20,538 of goodwill to the Retail Segment and $28,744 of goodwill to the Wholesale Segment.
In Fiscal 2018, the carrying value of the BNC reporting unit (as it existed at that date) exceeded its fair value and we recognized a goodwill impairment (non-cash impairment loss) of $313,130.
As of both May 2, 2020 and April 27, 2019, we had $0, $0 and $4,700 of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively.
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
We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates, market data, and other observable trends, such as comparable store sales trends, recent changes in publisher relationships, and development of innovative digital products and services in the rapidly changing education landscape. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows.
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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include stock-based compensation and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our DSS segment subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
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
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $10,349, $10,636, and $10,691 during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We regularly review deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 15. Income Taxes.
As of May 2, 2020, other long-term liabilities includes $25,748 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,597 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Earnings Per Common Share
Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of our stock based compensation. See Part II - Item 8. Financial Statements and Supplementary Data - Note 8. Equity and Earnings Per Share for further information regarding the calculation of basic and diluted earnings per common share.
Note 3. Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance seeks to simplify the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance seeks to further simplify the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing whether we will early adopt this guidance, and the impact on our consolidated financial statements is not currently estimable.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the existing incurred loss impairment model for trade receivables with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. These changes may result in earlier recognition of credit losses. Early adoption is permitted and the guidance requires a modified retrospective method of adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This guidance is effective for annual periods beginning after December 15, 2019. We plan to adopt this guidance during the first quarter of Fiscal 2021 and we are currently in the process of evaluating the impact of this update. We believe the adoption of the guidance will not have a material impact on our consolidated financial statements.

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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Retail
Product Sales	$1,493,044	$1,645,357	$1,753,528
Rental Income	179,863	195,883	219,145
Service and Other Revenue (a)	39,985	47,768	51,868
Retail Total Sales	$1,712,892	$1,889,008	$2,024,541
Wholesale Sales	$198,353	$223,374	$258,369
DSS Sales (b)	$23,661	$21,339	$15,762
Eliminations (c)	$(83,843)	$(99,078)	$(95,055)
Total Sales	$1,851,063	$2,034,643	$2,203,617

(a)	Service and other revenue primarily relates to brand partnerships and other service revenues.

(b)	DSS sales primarily relate to direct-to-student subscription-based revenue.

(c)	The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.

Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (Unbilled Receivables) were $0 as of both May 2, 2020 and April 27, 2019 on our consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (Deferred Revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $13,373 and $20,418 is recorded within Accrued Liabilities on our consolidated balance sheets for the periods ended May 2, 2020 and April 27, 2019, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The following table presents changes in contract liabilities during the fiscal year ended May 2, 2020:

Deferred revenue as of April 28, 2018	$20,144
Additions to deferred revenue during the period	212,424
Reductions to deferred revenue for revenue recognized during the period	(212,150)
Deferred revenue as of April 27, 2019	$20,418
Additions to deferred revenue during the period	193,235
Reductions to deferred revenue for revenue recognized during the period	(200,280)
Deferred revenue balance as of May 2, 2020	$13,373
As of May 2, 2020, we expect to recognize $13,373 of the deferred revenue balance within in the next 12 months.
Note 5. Leases
Effective the first quarter of Fiscal 2020 (April 28, 2019), we adopted FASB ASC 842, Leases (Topic 842), which requires us to recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all lease arrangements. We adopted this standard using a modified retrospective basis, with no restatement of prior periods. We elected the package of practical expedients permitted under the transition guidance for existing or expired contracts and did not reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, we utilized the historical lease term and did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its right-of-use (“ROU”) assets. Additionally, we elected to apply the available practical expedient allowing for the election of an accounting policy by class of underlying asset to combine lease and non-lease components for all of our asset classes.
Our portfolio of leases consists of operating leases comprised of operations agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We do not have finance leases or short-term leases (i.e., those with a term of twelve months or less).
We recognize a ROU asset and lease liability in our consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. Our lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
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
The following table summarizes lease expense for the 53 weeks ended May 2, 2020:

53 weeks ended May 2, 2020
Variable lease expense	$73,455
Operating lease expense	159,289
Net lease expense	$232,744

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of May 2, 2020:

As of
May 2, 2020
Fiscal 2021	$107,010
Fiscal 2022	56,663
Fiscal 2023	44,356
Fiscal 2024	35,326
Fiscal 2025	22,727
Thereafter	49,767
Total lease payments	315,849
Less: imputed interest	(37,136)
Operating lease liabilities at period end	$278,713
Future lease payment obligations related to leases that were entered into, but did not commence as of May 2, 2020, were not material.
The following summarizes additional information related to our operating leases:

As of
May 2, 2020
Weighted average remaining lease term (in years)	5.2 years
Weighted average discount rate	4.6%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$140,670
ROU assets obtained in exchange for lease liabilities from initial recognition	$131,175

Note 6. Acquisitions
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

Note 7. Segment Reporting
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about this segments operations, see Part I - Item 1. Business.
Retail Segment
The Retail Segment operates 1,419 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 647 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,400 physical bookstores, including our Retail Segment's 772 physical bookstores and sources and distributes new and used textbooks to our 647 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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

Our international operations are not material and the majority of the revenue and total assets are within the United States.

	As of
	May 2, 2020	April 27, 2019
Total Assets
Retail (includes goodwill of $0 and $0, respectively)	$867,288	$707,975
Wholesale (includes goodwill of $0 and $0, respectively)	248,464	191,976
DSS (includes goodwill of $4,700 and $4,700, respectively)	35,689	40,543
Corporate Services	4,991	5,686
Total Assets	$1,156,432	$946,180

	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Capital Expenditures
Retail	$28,546	$33,008	$38,598
Wholesale	2,126	1,824	1,559
DSS (a)	5,425	11,444	2,620
Corporate Services	95	144	32
Total Capital Expenditures	$36,192	$46,420	$42,809

(a) Primarily comprised of content development costs for bartleby.com textbook solutions which was launched in Fiscal 2019.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Summarized financial information for our reportable segments is reported below:

	53 weeks ended May 2, 2020 (a)	52 weeks ended April 27, 2019(b)	52 weeks ended April 28, 2018(c)
Sales:
Retail	$1,712,892	$1,889,008	$2,024,541
Wholesale	198,353	223,374	258,369
DSS	23,661	21,339	15,762
Eliminations	(83,843)	(99,078)	(95,055)
Total Sales	$1,851,063	$2,034,643	$2,203,617

Gross Profit
Retail	$383,282	$451,871	$482,226
Wholesale	39,805	56,341	60,328
DSS	19,313	20,030	15,403
Eliminations	149	(516)	(724)
Total Gross Profit	$442,549	$527,726	$557,233

Depreciation and Amortization
Retail	$47,099	$51,728	$53,955
Wholesale	5,963	6,014	6,188
DSS	8,670	7,974	5,253
Corporate Services	128	149	190
Total Depreciation and Amortization	$61,860	$65,865	$65,586

Operating Loss
Retail (d)	$(24,445)	$3,751	$(265,843)
Wholesale (d)	12,909	(2,131)	31,388
DSS	(8,529)	(3,345)	226
Corporate Services	(23,077)	(25,463)	(27,750)
Eliminations	359	(466)	(724)
Total Operating Loss (d)	$(42,783)	$(27,654)	$(262,703)

The following is a reconciliation of segment Operating Loss to consolidated Income Before Income Taxes
Total Operating Loss	$(42,783)	$(27,654)	$(262,703)
Interest Expense, net	(7,445)	(9,780)	(10,306)
Total Loss Before Income Taxes	$(50,228)	$(37,434)	$(273,009)

(a)
In Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.

(b)
We acquired PaperRater on August 21, 2018. The consolidated financial statements for the 52 weeks ended April 27, 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.

(c)
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 8. Equity and Earnings Per Share
Equity
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of May 2, 2020, 48,297,554 shares of our common stock and 0 shares of our preferred stock were issued and outstanding. Our common stock trades on the NYSE under the symbol “BNED”.
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
We have reserved 10,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Part II - Item 8. Financial Statements and Supplementary Data - Note 14. Stock-Based Compensation.
On March 25, 2020, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. The dividend was payable to holders of record as of the close of business on April 10, 2020. The rights will be exercisable only if a person or group acquires 10% or more of our outstanding common stock. Each right will entitle stockholders to buy one one-thousandth of a share of our preferred stock at an established exercise price. The Rights will expire no later than December 31, 2020. For additional information, see the Form 8-K dated March 25, 2020 and filed with the SEC on March 26, 2020.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the Fiscal 2020, Fiscal 2019 and Fiscal 2018, we did not purchase shares under the stock repurchase program. As of May 2, 2020, approximately $26,669 remains available under the stock repurchase program.
During the Fiscal 2020, Fiscal 2019 and Fiscal 2018, we also repurchased 374,733 shares, 351,043 shares, and 260,531 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Dividends
We paid no other dividends to common stockholders during Fiscal 2020, Fiscal 2019 and Fiscal 2018. We do not intend to pay dividends on our common stock in the foreseeable future.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2020, Fiscal 2019 and Fiscal 2018, average shares of 3,795,603, 2,939,089 and 2,494,799 were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

The following is a reconciliation of the basic and diluted earnings per share calculation:

(shares in thousands)	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(38,250)	$(24,374)	$(252,566)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	48,013	47,306	46,763
Loss per share of Common Stock:
Basic	$(0.80)	$(0.52)	$(5.40)
Diluted	$(0.80)	$(0.52)	$(5.40)

Note 9. Fair Values of Financial Instruments
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
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair values of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values due to the short-term nature of these instruments, which are all considered Level 1. The fair value of short-term and long-term debt approximates its carrying value.
For nonrecurring fair value measurements associated with impairment testing performed during Fiscal 2019, refer to Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Other Long-lived Assets and Note 2. Summary of Significant Accounting Policies - Goodwill where we determined the fair value of impaired assets using Level 3 inputs.
Note 10. Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000. On March 2, 2020, we were granted a waiver to the condition to the current draw under the FILO Facility that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $90,000.
As of May 2, 2020, we had outstanding borrowings of $99,700 and $75,000 under the Credit Facility and FILO Facility, respectively. As of April 27, 2019, we had outstanding borrowings of $33,500 and $100,000 under the Credit Facility and FILO Facility, respectively.
During the 53 weeks ended May2, 2020, we borrowed $600,900 and repaid $559,700 under the Credit Agreement, and had a net total $174,700 of outstanding borrowings as of May 2, 2020. During 52 weeks ended April 27, 2019, we borrowed $521,200 and repaid $584,100 under the Credit Agreement, and had a net total of $133,500 of outstanding borrowings as of April 27, 2019. As of both May 2, 2020 and April 27, 2019, we issued $4,759 in letters of credit under the Credit Facility, respectively. During 52 weeks ended April 28, 2018, we borrowed $674,500 and repaid $637,700 under the Credit Facility.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

During 52 weeks ended April 27, 2019, we incurred debt issuance costs totaling $3,395 related to the March 1, 2019 Credit Facility amendment and recorded a write-off of $118 of existing unamortized debt issuance costs. The debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the credit agreement.
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
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 2.750%. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 2, 2020 through the end of 2020 was increased by 0.50% (to 3.25% per annum for LIBO rate loans and 2.25% for base rate loans). The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $75 million to $50 million on August 1, 2020 and from $50 million to $25 million on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
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
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of May 2, 2020.
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
Note 11. Supplementary Information
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
During the 53 weeks ended May 2, 2020, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
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
Restructuring and Other Charges
During the 53 weeks ended May 2, 2020, we recognized restructuring and other charges totaling $18,567 comprised of $12,667 for severance and other employee termination and benefit costs associated with several management changes ($10,370 is included in accrued liabilities in the consolidated balance sheet as of May 2, 2020), the elimination of various positions as part of cost reduction objectives, and professional service costs for process improvements, and $2,695 related to an actuarial loss for a frozen retirement benefit plan (non-cash), $2,841 for professional service costs for shareholder activist activities, and $587 related to a store-level asset impairment charge, offset by $223 related to reduction of liabilities for a facility closure.
During the 52 weeks ended April 27, 2019, we recognized restructuring and other charges totaling $7,233 comprised of $4,554 for severance and transition payments related to senior management changes, other employee termination and benefit costs, and other charges totaling $2,679, primarily comprised of$2,274 in an actuarial loss for a frozen retirement benefit plan (non-cash), $281 related to additional liabilities for a facility closure, and a write-off of $118 of existing unamortized debt issuance costs.
During the 52 weeks ended April 28, 2018, we recognized restructuring and other charges totaling $5,429, which is primarily comprised of severance and transition payments related to senior management changes.
Intangible Assets
Amortizable intangible assets as of May 2, 2020 and April 27, 2019 are as follows:

		As of May 2, 2020
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	10 - 14	$271,800	$(113,280)	$158,520
Content	2 - 3	19,400	(9,615)	9,785
Technology (a)	2	9,500	(5,900)	3,600
Other (b)	1 - 8	8,930	(5,710)	3,220
		$309,630	$(134,505)	$175,125

(a)	Other consists of recognized intangibles for non-compete agreements and trade names.

		As of April 27, 2019
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	1 - 15	$271,800	$(101,781)	$170,019
Content	3 - 4	19,400	(5,728)	13,672
Technology (a)	1 - 3	9,500	(3,883)	5,617
Other (b)	1 - 9	9,831	(4,161)	5,670
		$310,531	$(115,553)	$194,978

(a)	See Impairment Loss (non-cash) discussion above.

(b)	Other consists of recognized intangibles for non-compete agreements, trade names, and favorable leasehold interests.
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 53 weeks ended May 2, 2020	$19,310
For the 52 weeks ended April 27, 2019	$21,314
For the 52 weeks ended April 28, 2018	$19,056

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Estimated Amortization Expense: (Fiscal Year)
2021	$17,634
2022	$17,301
2023	$13,923
2024	$12,060
2025	$11,700
After 2025	$102,507

For additional information about intangible assets, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 6. Acquisitions.
Goodwill
The following table details the changes in carrying value of goodwill (including foreign currency translation):

Balance at April 29, 2018	$49,282
Goodwill related to PaperRater acquisition	4,700
Impairment loss (non-cash) (a)	(49,282)
Balance at both April 27, 2019 and May 2, 2020	$4,700

(a)	See Impairment Loss (non-cash) discussion above.
As of May 2, 2020, goodwill of approximately $73,119 was deductible for federal income tax purposes. This is higher than the goodwill balance reflected on the consolidated balance sheet as of May 2, 2020 due to impairment losses recorded in Fiscal 2018 and Fiscal 2019.
For additional information related to goodwill, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 6. Acquisitions.
Note 12. Related Party Transactions
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
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. Rent payments to MBS Realty Partners L.P. were approximately $1,380 in Fiscal 2020, Fiscal 2019 and Fiscal 2018.
Note 13. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $5,015, $6,702, and $7,196 during 53 weeks ended May 2, 2020, 52 weeks ended April 27, 2019, and 52 weeks ended April 28, 2018, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we have temporarily suspended employer matching contributions into our 401(k) plans through the end of December 2020 (the first 9 months of Fiscal 2021).

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 14. Stock-Based Compensation
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Stock-Based Compensation Activity
The following table presents a summary of awards activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units		Performance Shares		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, April 29, 2017	12,371	$9.70	1,731,623	$10.70	406,078	$9.52	—	$—
Granted	19,704	$6.09	1,640,926	$5.88	—	$—	537,756	$7.90
Vested	(12,371)	$9.70	(697,370)	$10.93	—	$—	—	$—
Forfeited (a)	—	$—	(355,055)	$9.04	(120,142)	$9.52	—	$—
Balance, April 28, 2018	19,704	$6.09	2,320,124	$7.47	285,936	$9.52	537,756	$7.90
Granted	21,506	$5.58	1,443,746	$5.58	—	$—	385,171	$4.18
Vested	(19,704)	$6.09	(1,056,486)	$8.31	—	$—	—	$—
Forfeited (a)	—	$—	(355,067)	$6.23	(60,425)	$9.52	(157,028)	$6.83
Balance, April 27, 2019	21,506	$5.58	2,352,317	$6.12	225,511	$9.52	765,899	$6.25
Granted	38,096	$3.15	1,541,154	$3.08	—	$—	709,517	$2.23
Vested	(21,506)	$5.58	(1,138,984)	$6.56	(56,380)	$9.52	—	$—
Forfeited (a)	—	$—	(504,409)	$4.69	(169,131)	$9.52	(151,649)	$5.31
Balance, May 2, 2020	38,096	$3.15	2,250,078	$4.21	—	$—	1,323,767	$4.20

(a) The PS and PSUs forfeitures reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
Total fair value of vested share awards since the inception of the Equity Incentive Plan is $35,494.
Stock-Based Compensation Expense
We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019	52 weeks ended April 28, 2018
Restricted Stock Expense	$120	$110	$120
Restricted Stock Units Expense	6,253	7,846	8,370
Performance Shares Expense (a)	12	87	(218)
Performance Share Units Expense (a)	253	974	187
Stock-Based Compensation Expense	$6,638	$9,017	$8,459

(a)	Stock-based compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of May 2, 2020 was $6,400 and is expected to be recognized over a weighted-average period of 1.58 years.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 15. Income Taxes
For Fiscal 2020, Fiscal 2019, and Fiscal 2018, we had no material revenue or expense in jurisdictions outside the United States.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations, modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax ("AMT") credit acceleration. The technical correction for qualified leasehold improvements allows us to accelerate deductions for assets placed in service in prior years, but the CARES Act is not otherwise expected to have a material impact on our income tax provision for Fiscal 2020.
Income tax benefits for Fiscal 2020, Fiscal 2019 and Fiscal 2018 are as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current:
Federal (a)	$(5,471)	$(6,494)	$(8,089)
State	(1,127)	(2,035)	2,410
Total Current	(6,598)	(8,529)	(5,679)
Deferred:
Federal (a)	(4,086)	(3,681)	(13,250)
State	(1,294)	(850)	(1,514)
Total Deferred	(5,380)	(4,531)	(14,764)
Total	$(11,978)	$(13,060)	$(20,443)

(a)	For Fiscal 2018, the income tax benefit was caused largely by the revaluation due to the change in the U.S. corporate income tax rate from 35% to 21% as described above.

Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Federal statutory income tax rate (a)	21.0%	21.0%	34.1%
State income taxes, net of federal income tax benefit	3.7	6.3	(0.3)
Permanent book / tax differences	(2.9)	(3.9)	(0.7)
Goodwill impairment	—	—	(34.2)
Provisional remeasurement due to Tax Legislation	—	10.4	7.5
Credits	0.5	0.3	0.2
Other, net	1.5	0.8	0.9
Effective income tax rate	23.8%	34.9%	7.5%

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

The effective tax rate for Fiscal 2020 is significantly lower as compared to the comparable prior year period due to various permanent differences and the impact of the Act recorded in Fiscal 2019.
One percentage point on our Fiscal 2020 effective tax rate is approximately $502. The permanent book / tax differences are principally comprised of non-deductible compensation, non-deductible meals and entertainment costs, and federal income tax credits.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. The significant components of our deferred taxes consisted of the following:

	As of
	5/2/2020	4/27/2019
Deferred tax assets:
Estimated accrued liabilities	$11,046	$10,972
Inventory	7,167	2,969
Stock-based compensation	1,511	1,738
Insurance liability	528	518
Operating lease liabilities	65,334	982
Tax credits	484	402
Goodwill	18,438	19,903
Net operating losses	4,992	4,928
Other	8,853	8,253
Gross deferred tax assets	118,353	50,665
Valuation allowance	(1,231)	(1,194)
Net deferred tax assets	117,122	49,471
Deferred tax liabilities:
Intangible asset amortization	(37,864)	(40,790)
Operating lease right-of-use assets	(64,695)	—
Property and equipment	(6,758)	(6,256)
Gross deferred tax liabilities	(109,317)	(47,046)
Net deferred tax asset	$7,805	$2,425

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

As of May 2, 2020, we had $52 of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. We do not believe that it is reasonably possible that these unrecognized tax benefits will decrease in the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 29, 2017	$86
Additions for tax positions of the current period	25
Additions for tax positions of prior periods	2
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(16)
Balance at April 28, 2018	$97
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(6)
Balance at April 27, 2019	$91
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(39)
Balance at May 2, 2020	$52

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of May 2, 2020 and April 27, 2019, we had accrued $3 and $4, respectively, for net interest and penalties. The change in the amount accrued for net interest and penalties includes $1 in reductions for net interest and penalties recognized in income tax expense in our Fiscal 2020 consolidated statement of operations.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. We have recorded a valuation allowance of $1,231 and $1,194 for May 2, 2020 and April 27, 2019, respectively.
As of May 2, 2020, and based on our tax year ended January 2020, we had state net operating loss carryforwards (“NOLs”) of approximately $83,999 that are available to offset taxable income in our respective taxing jurisdiction beginning in the current period and that expire beginning in 2030. We had net state tax credit carryforwards totaling $612, which expire beginning in 2021.
As of May 2, 2020, we recorded $200 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
We are subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily Fiscal 2014 and forward. Some earlier years remain open for a small minority of states. We retain an income tax liability for periods prior to the Spin-Off from Barnes & Noble, Inc. only for returns filed on a stand-alone basis.

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
Between January 22, 2020, and May 20, 2020, eleven purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary slightly, they claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation is considering whether to consolidate these and other related cases in a consolidated proceeding. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
Note 17. Commitments and Contingencies
We generally operate our physical bookstores pursuant to multi-year school management contracts under which a school designates us to operate the official school physical bookstore on campus and we provide the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guaranteed payment. We account for these service agreements for our physical bookstores under lease accounting. Prior to the adoption of FASB ASC 842, Leases (Topic 842) ("ASC 842") as discussed below, the excess of such minimum contract expense over actual contract payments (net of school allowances) was reflected in other long-term liabilities and accrued liabilities in the consolidated balance sheets.
Effective the first quarter of Fiscal 2020 (April 28, 2019), we adopted ASC 842, which requires us to recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all fixed lease arrangements (excluding variable obligations) with a term greater than twelve months. For additional information on Fiscal 2020 lease expense and minimum fixed lease obligations, excluding variable commissions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Leases.
The expense related to our college and university contracts for physical bookstores, including rent expense, and other facility costs in the consolidated statements of operations for periods prior to adoption of ASC 842 in Fiscal 2020 are as follows:

	Fiscal 2019	Fiscal 2018
Minimum contract expense	$169,131	$170,351
Percentage contract expense	73,368	80,630
Total expense	$242,499	$250,981
Purchase obligations, which includes information technology contracts and inventory purchase commitments, as of May 2, 2020 are as follows:

Less Than 1 Year	$10,650
1-3 Years	8,026
3-5 Years	3,154
Total	$21,830

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Note 18. Selected Quarterly Financial Information (Unaudited)
A summary of quarterly financial information for 53 weeks ended May 2, 2020 and 52 weeks ended April 27, 2019 is as follows:

Fiscal 2020 Quarterly Period Ended	13 weeks ended July 27, 2019	13 weeks ended October 26, 2019	13 weeks ended January 25, 2020	14 weeks ended May 2, 2020 (a)	53 weeks ended May 2, 2020
Sales	$319,657	$772,228	$502,292	$256,886	$1,851,063
Gross profit	$71,657	$186,950	$118,535	$65,407	$442,549
Net (loss) income	$(32,155)	$35,931	$(1,693)	$(40,333)	$(38,250)
Basic (loss) earnings per common share:
Net (loss) income	$(0.68)	$0.75	$(0.04)	$(0.84)	$(0.80)
Diluted (loss) earnings per common share:
Net (loss) income	$(0.68)	$0.74	$(0.04)	$(0.84)	$(0.80)

Fiscal 2019 Quarterly Period Ended	13 weeks ended July 28, 2018	13 weeks ended October 27, 2018	13 weeks ended January 26, 2019	13 weeks ended April 27, 2019	52 weeks ended April 27, 2019
Sales	$337,484	$814,766	$548,008	$334,385	$2,034,643
Gross profit	$66,610	$210,760	$132,953	$117,403	$527,726
Net (loss) income	$(38,622)	$59,697	$769	$(46,218)	$(24,374)
Basic (loss) earnings per common share:
Net (loss) income	$(0.82)	$1.26	$0.02	$(0.97)	$(0.52)
Diluted (loss) earnings per common share:
Net (loss) income	$(0.82)	$1.25	$0.02	$(0.97)	$(0.52)
(a) During the fourth quarter of Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures (the majority of which began in mid-March). The impact of the store closures affects the comparability of our results of operations and cash flows.
Schedule II—Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts
(In thousands)
For the 53 weeks ended May 2, 2020, 52 weeks ended April 27, 2019, and 52 weeks ended April 28, 2018:

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
May 2, 2020	$2,135	$1,710	$(1,859)	$1,986
April 27, 2019	$2,083	$2,670	$(2,618)	$2,135
April 28, 2018	$2,259	$3,518	$(3,694)	$2,083

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
May 2, 2020	$5,282	$186,305	$(186,524)	$5,063
April 27, 2019	$5,229	$197,799	$(197,746)	$5,282
April 28, 2018	$6,817	$170,469	$(172,057)	$5,229
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 2, 2020.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 94.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 94 of this report on Form 10-K for the year ended May 2, 2020.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2020 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc. and subsidiaries’ internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Barnes & Noble Education, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 2, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 2, 2020 and April 27, 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended May 2, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated July 14, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Iselin, New Jersey
July 14, 2020

Index to Form 10-K Index to FS

Item 9B. OTHER INFORMATION
On July 13, 2020, the Company entered into the First Amendment to Rights Agreement (the “Amendment”) by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), that amends the Rights Agreement, dated as of March 25, 2020 (the “Rights Agreement”), by and between the Company and the Rights Agent.  The Amendment makes certain modifications to the Rights Agreement that give the Board of Directors of the Company authority to grant certain exemptions under the Rights Agreement in the Board of Directors’ sole discretion, which exemptions may be granted by resolution of the Board of Directors in whole or in part, and may be subject to limitations or conditions to the extent the Board of Directors determines, in its sole discretion, necessary or desirable.  The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment attached to this Annual Report on Form 10-K as Exhibit 4.3 and incorporated herein by reference.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended May 2, 2020 (the “Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of May 2, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,611,941	$4.19	2,493,276
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,611,941	$4.19	2,493,276
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
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended May 2, 2020, April 27, 2019, and April 28, 2018
Consolidated Balance Sheets as of May 2, 2020 and April 27, 2019
Consolidated Statements of Cash Flows for the years ended May 2, 2020, April 27, 2019, and April 28, 2018
Consolidated Statements of Equity for the years ended May 2, 2020 and April 27, 2019
Notes to Consolidated Financial Statements, for the years ended May 2, 2020, April 27, 2019, and April 28, 2018
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended May 2, 2020, April 27, 2019, and April 28, 2018

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

3.3
Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Barnes & Noble Education, Inc., dated as of March 25, 2020, filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on March 26, 2020, and incorporated herein by reference.

Instruments Defining the Rights of Securities; Description of Registrant’s Securities.

4.1	Description of Capital Stock

Index to Form 10-K Index to FS

4.2
Rights Agreement dated as of March 25, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate, filed as Exhibit 4.1 to Report on Form 8-K filed with the SEC on March 26, 2020, and incorporated herein by reference.

4.3	First Amendment to Rights Agreement dated as of July 13, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent.

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

10.3
Second Amendment, Waiver and Consent to Credit Agreement, dated as of March 1, 2019, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on March 5, 2019, and incorporated herein by reference.

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

10.19
Resignation Letter, dated February 7, 2020, between Barnes & Noble Education, Inc. and Barry Brover, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on February 11, 2020, and incorporated herein by reference.

10.20
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.21
Letter Agreement, dated as of April 1, 2020 between the Company and Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on April 2, 2020, and incorporated herein by reference.

10.22	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Kanuj Malhotra.

10.23
Retention Letter, dated February 28, 2019, between Barnes & Noble Education, Inc. and Michael C. Miller, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on March 5, 2019, and incorporated herein by reference.

10.24	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller.

10.25	Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue.

10.26	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

Other.

21.1	List of subsidiaries of Barnes & Noble Education, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: July 14, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2020
Michael P. Huseby

/s/ Thomas D. Donohue	Chief Financial Officer (Principal Financial Officer)	July 14, 2020
Thomas D. Donohue

/s/ Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	July 14, 2020
Seema C. Paul

/s/ Emily C. Chiu	Director	July 14, 2020
Emily C. Chiu

/s/ Daniel A. DeMatteo	Director	July 14, 2020
Daniel A. DeMatteo

/s/ David G. Golden	Director	July 14, 2020
David G. Golden

/s/ John R. Ryan	Director	July 14, 2020
John R. Ryan

/s/ Jerry Sue Thornton	Director	July 14, 2020
Jerry Sue Thornton

/s/ David A. Wilson	Director	July 14, 2020
David A. Wilson