Form 10-K/A
period 2020-05-02
Barnes & Noble Education, Inc.
filed 2020-08-31
CIK 1634117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-37499

BARNES & NOBLE EDUCATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0599018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Mountain View Blvd., Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (908) 991-2665

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on Which Registered
Common Stock, $0.01 par value per share	BNED	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐ NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐ NO  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $110.0 million based upon the closing market price of $2.32 per share of Common Stock on the New York Stock Exchange as of August 25, 2020. As of August 25, 2020, 48,633,117 shares of Common Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Barnes & Noble Education, Inc. is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2020 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2020. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K and delete the reference on the cover page of the original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Form 10-K.

This Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Background information with respect to the Company’s directors appears below.

Name	Age	Director Since	Position
Emily C. Chiu*	37	2018	Director
Daniel A. DeMatteo*	72	2015	Director
David G. Golden*	62	2015	Director
Michael P. Huseby	65	2015	Chairman of the Board
John R. Ryan*	75	2015	Director
Jerry Sue Thornton*	73	2015	Director
David A. Wilson*	79	2015	Director
Lowell W. Robinson*	71	2020	Director

* Independent for purposes of the NYSE listing standards.

Emily C. Chiu was elected to the Board of Directors in June 2018. Ms. Chiu is a Managing Principal of Strategic Development at Square, Inc. (“Square”), where she oversees innovation for Square’s Cash App, an ecosystem of financial tools for individuals and businesses. Cash App is changing how people manage their money by providing easy ways to send, spend, invest and store funds. It has been the number one free finance app in the U.S. App Stores over the past two years, and is consistently a top 20 free app, with mainstream adoption amongst over 60 million customers. Ms. Chiu is responsible for overseeing the vision, strategy, development, and commercialization of next-generation digital products and businesses on the Cash App platform. Since she joined Square in July 2017, Ms. Chiu has also led Square’s corporate development strategy and acquisition and integration activities across Square’s SMB (Seller), direct-to-consumer (Cash App), and developer platform businesses. From July 2015 to July 2017, Ms. Chiu was a Partner and Head of Corporate Development at 500 Startups, LLC, a global startup accelerator and venture capital firm. In this role, Ms. Chiu led venture capital investments in the education technology space and founded 500 Startups’ M&A practice, advising entrepreneurs across a portfolio of over 2,000 startups in 60 countries. Prior to this, Ms. Chiu was a founding team member at UniversityNow, Inc., an education technology startup whose mission is to make higher education affordable and accessible through its digital learning platform and accredited universities that offer associate, bachelor’s, and master’s degree programs without student loan debt. From 2011 to 2015, Ms. Chiu served as Vice President of Operations and Strategic Development at UniversityNow, where she built the company’s operations from the ground up and led initiatives that scaled its platform to serve students worldwide, earning recognition from EDUCAUSE and The Bill & Melinda Gates Foundation as a “breakthrough model in college completion”. Previously, Ms. Chiu served as the Head of Operations at TEDx San Francisco, an affiliate of TED devoted to “ideas worth spreading”. Before this, Ms. Chiu was a private equity investor at GI Partners, a global investment firm with over $17 billion in capital under management across private equity and real estate strategies. Ms. Chiu started her career at Goldman Sachs & Co., where she worked on mergers and acquisitions and financing transactions across Goldman’s technology and healthcare investment banking groups. Since March 2016, Ms. Chiu has served on the Board of Governors of the Center for Creative Leadership, a provider of executive education focused on leadership development, and is a member of CCL’s Executive Committee. Ms. Chiu is a graduate of The Wharton School of Business and the College of Arts & Sciences at the University of Pennsylvania, where she was a Wharton Research Scholar and member of The Huntsman Program in International Studies and Business.

Qualifications, Experience, Attributes and Skills. Ms. Chiu has 17 years of experience across the technology, education, and financial services industries. Ms. Chiu’s experience as a technology investment banker at Goldman Sachs included significant work with mergers, acquisitions, and financing transactions. Ms. Chiu’s subsequent experience as a private equity and venture capital investor involved principal investing and advisory roles that spanned company stages and strategies — from control-oriented investments to transform the business models of established companies to early-stage venture investments to scale innovative technology startups. As Head of Corporate Development at 500 Startups, Ms. Chiu advised startups across 60 countries on growth, fundraising, and exit strategies. As an operator in the EdTech space, Ms. Chiu built UniversityNow’s business from the ground up and was responsible for strategic initiatives that scaled its accredited online universities and digital learning platform to serve students worldwide. In her current role at Square, Ms. Chiu is responsible for innovation: conceptualizing, building, and scaling next-generation consumer products and digital businesses to serve over 60 million customers. Prior to this, Ms. Chiu was responsible for leading mergers and acquisitions strategy, execution, and integration at Square, with a focus on driving technology and business transformation through inorganic strategies. Ms. Chiu brings to the Board of Directors relevant industry background, operating experience spanning organic and inorganic strategies, expertise in digital content and innovation, as well as an in-depth understanding of the impact of technology and digital transformation on business models.

Daniel A. DeMatteo was elected as a director in August 2015. Mr. DeMatteo served as Gamestop Corp.’s Director and Executive Chairman from June 2010 to June 2020, and previously held other roles with Gamestop, including Chief Executive Officer from August 2008 to June 2010, Vice Chairman and Chief Operating Officer from March 2005 to August 2008, and President and Chief Operating Officer of Gamestop or its predecessor companies since November 1996. Mr. DeMatteo has served as an executive officer in the video game industry since 1988.

Qualifications, Experience, Attributes and Skills. Mr. DeMatteo brings to the Board of Directors over 25 years of experience as an executive officer, including 19 years of experience growing Gamestop and its predecessor companies into the world’s largest multichannel video game retailer. As one of the founders of Gamestop, Mr. DeMatteo has demonstrated a record of leadership, innovation and achievement. With his experience in the roles of Executive Chairman, Vice Chairman, Chief Executive Officer, President and Chief Operating Officer, Mr. DeMatteo provides the Board of Directors a unique and valuable perspective on corporate operations, strategy and business, including his perspective on the formula for success that has brought Gamestop to its current industry-leading position. The Board of Directors also benefits from Mr. DeMatteo’s entrepreneurial spirit and his extensive network of contacts and relationships within the retail industry.

David G. Golden was elected as a director in August 2015. Mr. Golden served as a director of Barnes & Noble, Inc. (“Barnes & Noble”) from October 2010 until the Company’s separation from Barnes & Noble in August 2015 (the “Spin Off”). Mr. Golden has been a Managing Partner at Revolution Ventures, an early-stage venture affiliate of Revolution LLC, since January 2013. From March 2006 until December 2011, Mr. Golden was a Partner, Executive Vice President and Strategic Advisor at Revolution LLC, a private investment company. Mr. Golden also served as Executive Chairman of Code Advisors, a private merchant bank focused on the intersections of technology and media from its founding in 2010 through 2012. Previously, Mr. Golden served in various senior positions over an 18-year period, including as Vice Chairman and Global Director of the Technology, Media and Telecom investment banking group, at JPMorgan Chase & Co. (“JPMorgan”), a financial services firm, and a predecessor company, Hambrecht & Quist, Inc. (“Hambrecht & Quist”). Prior to that, Mr. Golden worked as a corporate attorney at Davis Polk & Wardwell LLP. Mr. Golden has previously served as a member of the Board of Directors of Blackbaud, Inc. and Everyday Health, where he also served on their respective Audit Committees. Mr. Golden also is a member of the Advisory Board for Partners for Growth LLC, a venture lending firm, and he is a director of several private companies. He is a graduate of Harvard College and Harvard Law School, where he was an editor of The Harvard Law Review.

Qualifications, Experience, Attributes and Skills. Mr. Golden has over 20 years of technology and finance experience as an investment banker specializing in the technology sector at JPMorgan, Hambrecht & Quist, and more recently as a managing partner and executive of Revolution Ventures and Executive Chairman of Code Advisors LLC. Mr. Golden’s technology experience also includes his service as a director and Advisory Board of Directors member of several technology companies including Blackbaud, Inc., a global provider of software services specifically designed for nonprofit organizations. Mr. Golden’s finance experience at Hambrecht & Quist and JPMorgan included significant work with mergers, capital markets and principal investing, and he has participated as lead merger advisor, equity underwriter or investor on over 150 transactions. Given this experience, Mr. Golden brings to the Board of Directors substantial knowledge of the technology sector and meaningful insight into the financial, strategic and capital-related issues technology companies face.

Michael P. Huseby serves as the Chairman of the Board of Directors and Chief Executive Officer. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. He was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective on September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman of the Board of Directors. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016. Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a leading provider of cable television services from 1999 to 2002, when it was sold to Comcast Corporation. In addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner serving a myriad of clients, including a number of large publicly-traded companies. Mr. Huseby served on the Board of Directors of CommerceHub, Inc., a cloud based e-commerce fulfillment and marketing software platform company listed on Nasdaq, from July 2016 until May 2018 with his tenure ending upon the consummation of the sale of CommerceHub to financial sponsors. While on the Board of CommerceHub, Mr. Huseby served as chair of the Audit Committee and as a member of the Compensation Committee.

Qualifications, Experience, Attributes and Skills. Mr. Huseby has more than 30 years of financial and executive experience, having served as a senior executive at Barnes & Noble, Cablevision Systems Corporation and AT&T Broadband. Mr. Huseby’s experience also includes his service as a director and audit committee member of Charter Communications and CommerceHub, Inc., and as a member of Cablevision Systems Corporation’s Board of Directors. This experience allows Mr. Huseby to bring to the Board of Directors substantial knowledge and a wide range and depth of insights in technology, retail, financial, business and matters unique to publicly-traded companies.

John R. Ryan was elected to the Board of Directors in July 2015 and currently serves as the Lead Independent Director. Vice Admiral Ryan served as director of Barnes & Noble from July 2014 until the Spin-Off. Vice Admiral Ryan joined the Center for Creative Leadership’s Board of Directors of Governors in 2002 and has served as its President and Chief Executive Officer since 2007. From 2005 to 2007, he served as Chancellor of the State University of New York. Previously, Vice Admiral Ryan served as President of the State University of New York Maritime College from 2002 to 2005, Interim President of the State University of New York at Albany from 2004 to 2005 and Superintendent of the United States Naval Academy, Annapolis, Maryland from 1998 to 2002. Vice Admiral Ryan served in the United States Navy from 1967 until his retirement in 2002, including as Commander of the Fleet Air Mediterranean from 1995 to 1998, Commander of the Patrol Wings for the United States Pacific Fleet from 1993 to 1995 and Director of Logistics for the US Command from 1991 to 1993. Vice Admiral Ryan is also the lead director of CIT Group, Inc.

Qualifications, Experience, Attributes and Skills. Vice Admiral Ryan has a total of more than 35 years in military service, more than 10 years as a leader at major universities, and over a decade of executive and Board of Directors-level experience, including his service as lead director of CIT Group. Vice Admiral Ryan has substantial experience serving on public company Board of Directors undergoing multiple strategic transactions, such as separations, including serving as a director of Cablevision during its 2010 spinoff of Madison Square Garden, L.P., its 2011 spinoff of AMC Networks, Inc., and its 2013 sales of Clearview Cinemas and Optimum West to Bow Tie Cinemas and Charter Communications, respectively. Vice Admiral Ryan has also gained experience through the acquisition of Cablevision Systems Corporation by the Altice Group in June 2016, and was one of two independent directors on the Special Committee of the Board of Directors involved in the acquisition of MBS Textbook Exchange, LLC. This experience allows Vice Admiral Ryan to bring to the Board of Directors leadership and expertise in managing large complex organizations, and in particular the environment in which the Company operates.

Jerry Sue Thornton was elected as a director in August 2015. Dr. Thornton currently serves as Chief Executive Officer of Dream Catcher Educational Consulting, a consulting firm that provides coaching and professional development for newly selected college and university presidents. She previously served as President of Cuyahoga Community College from 1992 to 2013 (for which she is now President Emeritus). Prior to serving in that role, she was President of Lakewood College in Minnesota from 1985 to 1991. Dr. Thornton also serves as a director of JobsOhio, the economic development agency for the State of Ohio. She served as a director of Applied Industrial Technologies, Inc. from 1995 until she retired in 2019, American Greetings Corporation from 2000 until it became a private corporation in 2013, and also previously served on the board of American Greetings Corporation, American Family Insurance, FirstEnergy Corporation, National City Corporation, OfficeMax and RPM International Inc.

Qualifications, Experience, Attributes and Skills. Dr. Thornton has extensive executive leadership and management experience in higher education as well as public corporate Board of Directors experience. She served on the Board of Directors of National City Corporation (banking) and American Family Insurance, as well as other public companies where she served on numerous key Board of Directors committees. Dr. Thornton also served as one of two independent directors on the Special Committee of the Board of Directors involved in the acquisition of MBS Textbook Exchange, LLC. She is a recognized leader in the Northeast Ohio community and the State of Ohio. She has over 40 years of higher education work experience with 32 years in leadership positions. Dr. Thornton brings to the Board of Directors broad leadership and business skills, together with her extensive Board of Directors service for public companies and community organizations.

David A. Wilson was elected to the Board of Directors in July 2015. Dr. Wilson served as a director of Barnes & Noble from October 2010 until the Spin-Off. From 1995 to December 2013, Dr. Wilson served as President and Chief Executive Officer of the Graduate Management Admission Council, a not-for-profit education association dedicated to creating access to graduate management and professional education that provides the Graduate Management Admission Test (GMAT). In 1995, as CEO of the GMAT, Dr. Wilson took the paper and pencil test to a computer delivered test worldwide and was the first person to do so. From 2009 to 2010, Dr. Wilson was a director of Terra Industries Inc., a producer and marketer of nitrogen products, where he was a member of the audit committee. From 2002 to 2007, Dr. Wilson was a director of Laureate Education, Inc. (formerly Sylvan Learning Systems, Inc.), an operator of an international network of licensed campus-based and online universities and higher education institutions, where he was chairman of the audit committee beginning in 2003. From 1978 to 1994, Dr. Wilson was employed by Ernst & Young LLP (and its predecessor, Arthur Young & Company), serving as an Audit Principal through 1981, as an Audit Partner from 1981 to 1983 and thereafter in various capacities including Managing Partner, National Director of Professional Development, Chairman of Ernst & Young’s International Professional Development Committee and as a director of the Ernst & Young Foundation. From 1968 to 1978, Dr. Wilson served as a faculty member at Queen’s University (1968-1970), the University of Illinois at Urbana-Champaign (1970-1972), the University of Texas (1972-1978), where he was awarded tenure, and Harvard Business School (1976-1977). Dr. Wilson is also on the Board of Directors of CoreSite Realty Corporation, a publicly-traded real estate investment trust, and serves as lead director and as a member of the audit committee and the compensation committee. In November 2015, he was elected as Trustee of Johnson & Wales University, a not-for-profit institution, and serves as chair of its audit committee and as a member of its finance and budget committee. Dr. Wilson is a National Association of Corporate Directors (NACD) Governance Leadership Fellow (the highest award they give) and received the CERT Certificate in Cybersecurity Oversight awarded by the Software Engineering Institute of Carnegie Mellon University. He was also a 2015 honoree of the NACD Directorship 100 award in recognition of exemplary board leadership.

Qualifications, Experience, Attributes and Skills. Dr. Wilson has a total of more than 30 years of executive and Board of Directors-level experience, including serving on the Board of Directors of Terra Industries Inc. and Laureate Education, Inc. while those companies were involved in multiple strategic transactions, as well as serving as President and Chief Executive Officer of the Graduate Management Admission Council. Dr. Wilson also has more than 16 years of financial and accounting expertise, including as an Audit Partner at Ernst & Young LLP (and its predecessor, Arthur Young & Company). This experience allows Dr. Wilson to bring to the Board of Directors substantial financial and accounting knowledge and valuable insights.

Lowell W. Robinson was elected to the Board of Directors in July 2020 in connection with the Cooperation Agreement (as defined herein) with Outerbridge (as defined herein). From 2006 to 2009 Mr. Robinson was chief financial officer and chief operating officer of MIVA, a digital marketing company. He was on the board of Edison Schools from 2002 to 2004, where he chaired the Audit Committee and was lead director; while on the board of Edison Schools, he was interim CFO for NYU Polytechnic, where he architected a highly successful turnaround. From 2000 to 2002, he served as senior vice president and chief financial officer of HotJobs, which was acquired by Yahoo Inc. Mr. Robinson currently serves on the board of Medley Capital Corporation, a closed-end, externally managed business development company (“BDC”) that trades on the New York Stock Exchange and Starboard Value Acquisition Corp., which is expected to be listed on The NASDAQ Stock Market LLC in September 2020. Mr. Robinson has also served on the board of each of the University of Wisconsin Business School, the Council for Economic Education, the University of Wisconsin Economics Department, the Harvard Business School Club of New York, and the New York Academy of Sciences. Mr. Robinson received his Bachelor of Arts degree in Economics from the University of Wisconsin—Madison and a Master of Business Administration from Harvard Business School.

Qualifications, Experience, Attributes and Skills. Mr. Robinson has significant public company board experience, including in the education, digital, and retail sectors. He brings to the Board of Directors his skills as an experienced digital, education, consumer marketing, turnaround and M&A executive.

Cooperation Agreement with Outerbridge Capital Management, LLC

As reported on the Form 8-K filed by the Company on July 21, 2020, on July 20, 2020, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Outerbridge Capital Management, LLC and certain of its affiliates signatory thereto (collectively, “Outerbridge”).

Pursuant to the Cooperation Agreement, and concurrently with the execution of the Cooperation Agreement, the Company (i) increased the size of the Board from seven directors to eight directors such that there would be one vacancy on the Board and (ii) appointed Mr. Lowell W. Robinson as a director of the Company to serve for a term expiring at the Annual Meeting. The Company also agreed to nominate for election to the Board at the Annual Meeting each of Mr. Robinson and, subject to the satisfactory completion of a customary vetting process, Mr. Zachary Levenick. In addition, the Cooperation Agreement provides for customary director replacement rights during the standstill period described below, provided that Outerbridge maintains beneficial ownership of at least 5.0% of the Company’s then outstanding common stock.

Pursuant to the Cooperation Agreement, and concurrently with the execution of the Cooperation Agreement, Outerbridge irrevocably withdrew its Notice of Stockholder Nomination dated June 26, 2020, and any related materials or notices submitted to the Company in connection therewith.

The Cooperation Agreement also includes, among other provisions, certain standstill commitments by Outerbridge, including but not limited to restrictions on Outerbridge’s ability to (i) engage in any solicitation of proxies or consents, (ii) encourage any person to submit nominees in furtherance of a contested solicitation for the election or removal of directors, (iii) submit any proposal for consideration by stockholders of the Company at any annual or special meeting of stockholders or (iv) acquire voting securities of the Company above certain thresholds. These restrictions apply during a standstill period that will terminate on the date that is five days prior to the last date pursuant to which stockholder nominations for director elections are permitted pursuant to the Company’s bylaws with respect to the Company’s 2021 annual meeting of stockholders.

The Cooperation Agreement also provides that Outerbridge will vote (i) for all directors nominated by the Board for election at any annual or special meeting during the standstill period and (ii) in accordance with the recommendation of the Board on any other proposals or other business (other than certain extraordinary transactions) that comes before any annual or special meeting during the standstill period.

Audit Committee Financial Experts

The Board has an Audit Committee. The responsibilities of the Audit Committee include, among other duties:

•	overseeing the quality and integrity of our financial statements, accounting practices and financial information we provide to the Securities and Exchange Commission (“SEC”) or the public;

•

reviewing our annual and interim financial statements, the report of our independent registered public accounting firm on our annual financial statements, Management’s Report on Internal Control over Financial Reporting and the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	selecting and appointing an independent registered public accounting firm;

•	pre-approving all services to be provided to us by our independent registered public accounting firm;

•

reviewing with our independent registered public accounting firm and our management the accounting firm’s significant findings and recommendations upon the completion of the annual financial audit and quarterly reviews;

•	reviewing and evaluating the qualification, performance, fees and independence of our registered public accounting firm;

•	meeting with our independent registered public accounting firm and our management regarding our internal controls, critical accounting policies and practices, and other matters;

•	discussing with our independent registered public accounting firm and our management earnings releases prior to their issuance;

•	overseeing our enterprise risk assessment and management;

•	overseeing our internal audit function;

•	reviewing and approving related party transactions (see “Certain Relationships and Related Transactions” below); and

•	overseeing our compliance program, response to regulatory actions involving financial, accounting and internal control matters, internal controls and risk management policies.

The Board of Directors has adopted a written charter setting out the functions of the Audit Committee, a copy of which is available on the Company’s website at www.bned.com and is available in print to any stockholder who requests it in writing directed to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 120 Mountain View Blvd., Basking Ridge, New Jersey 07920.

The members of the Audit Committee currently are Dr. David A. Wilson (Chair), Emily C. Chiu, Daniel A. DeMatteo, David G. Golden and Lowell W. Robinson who joined the Audit Committee in July 2020. In addition to meeting the independence standards of the NYSE listing standards, each member of the Audit Committee meets the independence standards established by the SEC for audit committee members and our Corporate Governance Guidelines. The Board of Directors has also determined that each of Dr. Wilson, Ms. Chiu, Mr. DeMatteo, Mr. Golden and Mr. Robinson is financially literate for purposes of the NYSE listing standards and has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and/or experience. The Audit Committee met eight (8) times during Fiscal 2020.

Executive Officers

See Part I, Item 1 of this Form 10-K for certain information regarding the Company’s executive officers and other key employees.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

The Board of Directors has adopted Corporate Governance Guidelines applicable to the members of the Board of Directors. The Board of Directors has also adopted a Code of Business Conduct and Ethics applicable to the Company’s employees, directors, agents and representatives, including consultants. The Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available on the Company’s website at www.bned.com. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available in print to any stockholder who requests them in writing to the Company’s Corporate Secretary, Barnes  & Noble Education, Inc., 120 Mountain View Blvd., Basking Ridge, New Jersey 07920.

ITEM 11. EXECUTIVE COMPENSATION

Unless otherwise stated, the compensation tables included in this section reflect amounts paid or payable or awards granted to our named executive officers (“NEOs”) by the Company under the Company’s compensation plans and programs during Fiscal 2018, Fiscal 2019 and Fiscal 2020.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Michael P. Huseby (6)	2020	$1,089,423	$—	$1,979,996	$247,500	$37,040	$3,353,959
Chairman and Chief Executive Officer	2019	$1,100,000	$—	$1,858,467	$1,501,500	$36,105	$4,496,072
	2018	$866,923	$250,000	$3,299,995	$1,320,000	$38,425	$5,775,343
Barry Brover (7)	2020	$610,000	$445,000	$329,994	$305,000	$23,657	$1,713,651
Executive Vice President, Operations; Executive Vice President, Barnes & Noble College	2019	$560,962	$—	$536,310	$462,583	$37,268	$1,597,123
	2018	$535,000	$—	$749,996	$314,982	$38,370	$1,638,348
Thomas D. Donohue	2020	$500,000	$—	$329,994	$42,500	$12,670	$885,164
Executive Vice President, Chief Financial Officer	2019	$462,462	$—	$223,466	$212,333	$13,050	$911,311
	2018	$435,000	$50,000	$249,995	$143,550	$6,416	$884,961
Kanuj Malhotra	2020	$523,400	$—	$389,995	$327,125	$12,670	$1,253,190
Executive Vice President, Corporate Development	2019	$523,400	$—	$625,693	$362,716	$12,750	$1,524,559
	2018	$523,400	$—	$749,996	$591,442	$7,640	$1,872,478
Michael C. Miller	2020	$500,000	$—	$329,994	$42,500	$1,470	$873,964
Chief Legal Officer and Executive Vice President, Corporate Affairs	2019	$496,154	$200,000	$446,927	$273,000	$16,481	$1,432,562
	2018	$475,000	$—	$349,999	$285,000	$6,904	$1,116,903

(1)	This column represents base salary earned during each fiscal year.
(2)

This column represents a cash transition payment paid in Fiscal 2020 of $445,000 to Mr. Brover; a retention bonus paid in Fiscal 2019 of $200,000 to Mr. Miller; and management transition bonuses earned in Fiscal 2019 of $657,448 paid to Mr. Maloney and in Fiscal 2018 of $250,000 and $50,000 paid to Messrs. Huseby and Donohue, respectively. See “Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table – Resignation Letter with Mr. Brover” for a description of the cash transition payment.

(3)

This column represents the aggregate grant date fair value of stock awards granted computed in accordance with Financial Accounting Standards Board of Directors (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”). The stock awards value is determined to be the fair market value of the underlying Company shares on the grant date, which is determined based on the closing price of the Company’s Common Stock on the grant date. These amounts reflect an estimate of the grant date fair value and may not be equivalent to the actual value recognized by the NEO. The amounts reported in the Summary Compensation Table for the performance-based awards assume a future payout at the target level and may not represent the amounts that the NEOs will actually realize from the awards. Whether and to what extent an NEO realizes value with respect to these performance-based awards will depend on our actual performance and the NEO’s continued employment. If our performance results in a future payout at the maximum level (150% of target), the aggregate grant date fair value of the performance-based stock awards granted in 2020 would be as follows: Mr. Huseby-$1,484,997; Mr. Brover-$247,496; Mr. Donohue-$247,496; Mr. Malhotra-$292,496; and Mr. Miller-$247,496.

(4)	This column represents the dollar value of performance-based annual incentive compensation earned for fiscal year.
(5)	This column represents the value of all other compensation, as detailed in the table below.
(6)

On April 1, 2020, as a result of the unusual circumstances surrounding the COVID-19 epidemic, Mr. Huseby voluntarily agreed to a temporary reduction of his base salary of 25%, effective April 13, 2020, which will continue through September 19, 2020.

(7)	Mr. Brover resigned from his position of Executive Vice President, Operations of the Company and Executive Vice President of Barnes & Noble College, effective as of May 2, 2020.

All Other Compensation Table

Name	Fiscal Year	Long-Term Disability Insurance(1)	Life and AD&D Insurance(2)	Car Allowance	401(k) Company Match	Cell Phone	Total Other Income
Michael P. Huseby	2020	$13,086	$11,985	$—	$10,769	$1,200	$37,040
	2019	$13,086	$12,065	$—	$10,154	$800	$36,105
	2018	$13,086	$12,108	$—	$13,231	$—	$38,425
Barry Brover	2020	$8,368	$2,889	$—	$11,200	$1,200	$23,657
	2019	$9,461	$2,969	$12,000	$12,038	$800	$37,268
	2018	$9,950	$3,012	$18,000	$7,408	$—	$38,370
Thomas D. Donohue	2020	$—	$270	$—	$11,200	$1,200	$12,670
	2019	$—	$350	$—	$11,900	$800	$13,050
	2018	$—	$393	$—	$6,023	$—	$6,416
Kanuj Malhotra	2020	$—	$270	$—	$11,200	$1,200	$12,670
	2019	$—	$350	$—	$11,000	$1,400	$12,750
	2018	$—	$393	$—	$7,247	$—	$7,640
Michael C. Miller	2020	$—	$270	$—	$—	$1,200	$1,470
	2019	$—	$350	$—	$14,731	$1,400	$16,481
	2018	$—	$328	$—	$6,577	$—	$6,905

(1)	This represents the premiums paid by the Company for the long-term disability insurance.
(2)	This represents the premiums paid by the Company for life and accidental death and dismemberment insurance.

2020 Grants of Plan-Based Awards Table

The following table provides additional information about non-equity incentive awards and equity incentive awards granted to our NEOs by the Company during Fiscal 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Value of Stock and Option Awards ($)
Name	Award(1)	Grant Date	Threshold (@ 50%) ($)	Target ($)	Maximum (@ 150%) ($)	Threshold (#)	Target (#)	Maximum (#)
Michael P. Huseby	PS	6/19/19				157,143	314,285	471,428		$989,998
	AIP	7/18/19	$825,000	$1,650,000	$2,475,000
	RSU	6/19/19							314,285	$989,998
Barry Brover	PS	6/19/19				26,190	52,380	78,570		$164,997
	AIP	7/18/19	$305,000	$610,000	$915,000
	RSU	6/19/19							52,380	$164,997
Thomas D. Donohue	PS	6/19/19				26,190	52,380	78,570		$164,997
	AIP	7/18/19	$212,500	$425,000	$637,500
	RSU	6/19/19							52,380	$164,997
Kanuj Malhotra	PS	6/19/19				30,952	61,904	92,856		$194,998
	AIP	7/18/19	$261,700	$523,400	$785,100
	RSU	6/19/19							61,904	$194,998
Michael C. Miller	PS	6/19/19				26,190	52,380	78,570		$164,997
	AIP	7/18/19	$212,500	$425,000	$637,500
	RSU	6/19/19							52,380	$164,997

(1)

Forms of awards granted to executive officers during Fiscal 2020 include Performance Shares (“PS”), bonus payments under the Company’s Annual Incentive Plan (“AIP”) and Restricted Stock Units (“RSUs”).

(2)

These columns represent the threshold payout level, target payout level and maximum payout level for the performance-based incentive compensation awards under the Company’s AIP. For additional information regarding the performance-based annual incentive compensation program, see the discussion in the “Compensation Discussion and Analysis-Overview of Compensation Program Design-Performance-Based Annual Incentive Compensation” section of Part III, Item II.

(3)

These columns represent the threshold payout level, target payout level and maximum payout level for the Performance Shares issued under the Company’s Long-Term Incentive Plan. For additional information regarding the Performance Shares, see the discussion in the “Compensation Discussion and Analysis-Overview of Compensation Program Design- Long-Term Equity Incentives-Performance Shares” section of Part III, Item 11.

Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table

Employment Arrangements with the Named Executive Officers

The Company has entered into an employment agreement or employment letter with each of the NEOs and compensation of each of these NEOs is based on their respective employment agreement or employment letter, as the case may be, as well as their job responsibilities. The Company entered into an employment agreement with Mr. Huseby on June 26, 2015 in connection with the Spin-Off, and entered into an amended and restated employment agreement with Mr. Huseby on July 19, 2017 in connection with his role as Chief Executive Officer and Chairman of the Board effective as of September 19, 2017. The employment agreement provides severance payments and benefits upon termination of employment by the Company without “cause” or by the NEO for “good reason” (including upon termination within two years following a change of control). The employment agreement has a two-year term and renews automatically for one year unless either party gives notice of non-renewal at least three months prior to automatic renewal. The Company entered into employment letters outlining employment terms with each of Messrs. Brover, Donohue, Malhotra and Miller on June 19, 2019. The employment letters provide the officers with severance payments and benefits upon termination of employment by the Company without “cause” or by the NEO for “good reason” (including upon termination within two years following a change of control).

Employment Arrangements-General Provisions

Pursuant to their employment agreement or letters, the annual base salaries of Messrs. Huseby, Brover, Donohue, Malhotra and Miller can be no less than $1,100,000, $610,000, $500,000, $523,400 and $500,000, respectively, during the terms of their employment. Each of Messrs. Huseby, Brover, Donohue, Malhotra and Miller are eligible for a minimum target annual incentive compensation award of not less than 150%, 100%, 85%, 100% and 85%, respectively, of his base salary, as determined by the Compensation Committee. On April 1, 2020, as a result of the unusual circumstances surrounding the COVID-19 epidemic, Mr. Huseby voluntarily agreed to a temporary reduction of his base salary of 25%, effective April 13, 2020, which will continue through September 19, 2020. Mr. Huseby remains eligible to participate in the Company’s short-term incentive programs at a level commensurate with his previous salary.

The employment agreements or employment letters also provide that the NEO is eligible for grants of equity-based awards under the Barnes & Noble Education, Inc. Equity Incentive Plan. With respect to Messrs. Brover, Donohue, Malhotra and Miller, the amounts of such grants are determined by the Compensation Committee, and with respect to Mr. Huseby, the amount of such equity award shall have an aggregate target value of 300% of his base salary. The employment agreement for Mr. Huseby and the employment letter for Mr. Brover also provide for $1,000,000 of life insurance and long-term disability (providing for monthly payments of $12,800) payable during the disability period through the earlier of death or the attainment of age 65. Each of our NEOs is entitled to all other benefits afforded to executive officers and employees of the Company.

Under their respective employment agreements or employment letters with the Company, our NEOs are subject to certain restrictive covenants regarding competition, solicitation, confidentiality and disparagement. Mr. Huseby’s agreement contains non-competition and non-solicitation covenants that apply during the employment term and for the two-year period following the termination of employment.

Messrs. Brover, Donohue, Malhotra and Miller are restricted by a non-competition and non-solicitation covenant during their term of employment and for a one-year period thereafter. The confidentiality and non-disparagement covenants apply during the term of each respective employment letters of each NEO and at all times thereafter.

Employment Arrangements-Severance and Change of Control Benefits

Mr. Huseby’s employment agreement provides that he may be terminated by the Company upon death or disability or for “cause”, and by Mr. Huseby without “good reason”. If Mr. Huseby’s employment is terminated by the Company upon death, disability or for “cause,” or by the NEO without “good reason”, Mr. Huseby is entitled to payment of base salary through the date of death, disability or termination of employment. Pursuant to the letter agreement, dated April 1, 2020, between the Company and Mr. Huseby, the reduction in base salary does not apply with respect to the determination of severance and change of control benefits under Mr. Huseby’s employment agreement.

If the employment of Messrs. Huseby, Brover, Donohue, Malhotra or Miller is terminated by the Company without “cause” or by the NEO for “good reason,” the NEO is entitled, provided he signs a release of claims against the Company, to a lump-sum severance payment equal to one-time (or, in the case of Mr. Huseby, two times) (a) annual base salary, (b) with respect to Mr. Huseby, the average of annual incentive compensation actually paid to Mr. Huseby with respect to the three completed years preceding the date of termination, and with respect to Messrs. Brover, Donohue, Malhotra and Miller, the target annual incentive compensation for the fiscal year in which termination takes place, and (c) the cost of benefits.

Further, if the employment of any NEO is terminated by the Company without “cause” or by the NEO for “good reason” within two years (or the remainder of his term of employment under his employment agreement, whichever is longer) following a “change of control” of the Company, the NEO is entitled, regardless of whether he signs a release of claims against the Company, to a lump-sum severance payment equal to two times (or, in the case of Mr. Huseby, three times) (a) annual base salary, (b) with respect to Mr. Huseby, the average of annual incentive compensation actually paid to Mr. Huseby with respect to the three completed years preceding the date of termination, and with respect to Messrs. Brover, Donohue, Malhotra and Miller, the target annual incentive compensation for the fiscal year in which termination takes place, and (c) the cost of benefits. However, if such severance payments trigger the “golden parachute” excise tax under Sections 280G and 4999 of the Code, the severance benefits for an NEO would be reduced if such reduction would result in a greater after-tax benefit to him.

Except as otherwise provided by the applicable award agreement, if the successor company assumes or substitutes for an outstanding equity award such award will continue in accordance with its applicable terms and will not be accelerated. Under the restricted stock unit award agreements, if the holder were terminated other than for “cause” at any time following a change of control, then the unvested restricted stock units underlying the award would immediately vest.

Under the award agreements executed under the Barnes & Noble Education, Inc. Equity Incentive Plan, “change of control” generally has the same meaning as provided under the Barnes & Noble Education, Inc. Equity Incentive Plan and means any of the following: (a) a change in the ownership of the Company; (b) a change in the effective control of the Company; or (c) a change in the ownership of a substantial portion of the Company’s assets, in each case, within the meaning of Section 409A of the Code and the regulations promulgated thereunder.

Under the restricted stock unit award agreements, “cause” generally means (a) a material failure by the holder to perform his or her duties (other than as a result of incapacity due to physical or mental illness) during his or her employment with the Company after written notice of such breach or failure and the holder failed to cure such breach or failure to the Company’s reasonable satisfaction within five days after receiving such written notice; or (b) any act of fraud, misappropriation, misuse, embezzlement or any other material act of dishonesty in respect of the Company or its funds, properties, assets or other employees.

The estimated payments to be made by the Company to our NEOs in the event of a change of control are set forth in the “Potential Payments Upon Termination or Change of Control Table”.

Employment Arrangements-Defined Terms

“Cause,” for purposes of the employment agreement and employment letters, generally means any of the following: (a) the NEO engaging in intentional misconduct or gross negligence that, in either case, is injurious to the Company; (b) the NEO’s indictment, entry of a plea of nolo contendere or conviction by a court of competent jurisdiction with respect to any crime or violation of law involving fraud or dishonesty (with the exception of misconduct based in good faith on the advice of professional consultants, such as attorneys and accountants) or any felony (or equivalent crime in a non-U.S. jurisdiction); (c) any gross negligence, intentional acts or intentional omissions by the NEO in connection with the performance of the NEO’s duties and responsibilities; (d) fraud, dishonesty, embezzlement or misappropriation in connection with the performance of the NEO’s duties and responsibilities; (e) the NEO engaging in any act of misconduct or moral turpitude reasonably likely to adversely affect the Company or its business; (f) the NEO’s abuse of or dependency on alcohol or drugs (illicit or otherwise) that adversely affects the NEO’s job performance; (g) the NEO’s willful failure or refusal to properly perform the duties, responsibilities or obligations of the NEO’s service for reasons other than disability or authorized leave, or to properly perform or follow any lawful direction by the Company; or (h) the NEO’s breach of the agreement or of any other contractual duty to, written policy of, or written agreement with, the Company.

“Change of Control,” for purposes of the employment agreement and employment letters, generally means any of the following: (a) the Company’s directors immediately prior to a merger, consolidation, liquidation or sale of assets cease within two years thereafter to constitute a majority of the Company’s Board of Directors; (b) the Company’s directors immediately prior to a tender or exchange offer for the Company’s voting securities cease within two years thereafter to constitute a majority of the Company’s Board of Directors. The consummation of a corporate transaction constituting a Reorganization or a Sale, if such transaction requires the approval of the Company’s stockholders, subject to certain exceptions outlined in the agreement and letters; or (c) the acquisition by any person or group (other than the executive or his or her affiliates) of 40% or more of the Company’s voting securities.

“Good Reason,” for purposes of the employment agreement and employment letters, generally means any of the following without the NEO’s written consent: (a) a material diminution of authority, duties or responsibilities; (b) a material diminution in the authority, duties or responsibilities of the supervisor to whom the NEO reports; (c) a reduction in current annual base salary or target annual bonus; (d) the relocation of the Company’s principal executive offices more than 50 miles from both New York City, New York and Basking Ridge, New Jersey; (e) a failure by the Company to make material payments under the agreement; (f) a reduction in title; or (g) a material reduction in the value of employee benefits following a Change of Control. Notwithstanding the foregoing, an NEO will only have grounds to resign for Good Reason if the NEO notifies the Company in writing with 60 days of the Good Reason occurrence, the Company does not cure such grounds within 30 days following receipt of notice, and the NEO actually resigns employment 30 days following the end of such cure period.

Resignation Letter Agreement with Mr. Brover

On February 7, 2020, Mr. Brover resigned as Executive Vice President, Operations of the Company and Executive Vice President of Barnes & Noble College Booksellers, LLC, effective as of May 2, 2020, as a result of the elimination of his positions.

In connection with his resignation, the Company and Mr. Brover entered into a resignation letter agreement. Under the resignation letter agreement and consistent with Mr. Brover’s employment letter, Mr. Brover received, among other things, bi-weekly payments through September 30, 2020 of an amount equal to 1.0 times the sum of (i) base salary ($610,000), (ii) target annual bonus for Fiscal 2020 ($610,000) and (iii) the aggregate dollar amount of the payments made or to be made in respect of employee benefits for eighteen months, totaling $1,245,000 in the aggregate. In addition, subject to the terms and conditions of the resignation letter agreement, including Mr. Brover’s cooperation in the transition of his responsibilities and Mr. Brover’s waiver of any benefits to which he was entitled for a change of control of the Company under his employment letter agreement, the Company agreed to pay Mr. Brover a cash transition payment of $445,000 and a Fiscal 2020 bonus of $305,000 in cash. Mr. Brover forfeited any unvested equity awards. As a condition to payment of all of the foregoing amounts, Mr. Brover executed a release of claims in favor of the Company, BNC, and its affiliates.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards the Company made to our NEOs that were outstanding as of the end of Fiscal 2020. The Company has not granted any stock options. In accordance with the applicable SEC disclosure guidance, this table and the accompanying footnotes do not account for any awards that may have been exercised or have vested pursuant to their terms in the ordinary course since the end of Fiscal 2020.

Name	Stock Award Grant Date	RSU/ PSU	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Vesting Dates
Michael P. Huseby
	7/19/2017	PSU	82,077	$138,710	7/19/20
	9/19/2017	RSU	93,697	$158,348	9/19/20
	7/19/2018	PSU	180,834	$305,609	7/19/21
	9/26/2018	RSU	102,564	$173,333	9/26/20, 9/26/21
	6/19/2019	PSU	314,285	$531,142	6/19/22
	6/19/2019	RSU	314,285	$531,142	6/19/20, 6/19/21, 6/19/22
Thomas D. Donohue
	7/13/2017	PSU	6,085	$10,284	7/13/20
	9/19/2017	RSU	7,099	$11,997	9/19/20
	7/19/2018	PSU	11,302	$19,100	7/19/21
	9/26/2018	RSU	19,232	$32,502	9/26/20, 9/26/21
	6/19/2019	PSU	52,380	$88,522	6/19/22
	6/19/2019	RSU	52,380	$88,522	6/19/20, 6/19/21, 6/19/22
Kanuj Malhotra
	7/13/2017	PSU	18,256	$30,852	7/13/20
	9/19/2017	RSU	21,295	$35,989	9/19/20
	7/19/2018	PSU	31,646	$53,482	7/19/21
	9/26/2018	RSU	53,846	$91,000	9/26/20, 9/26/21
	6/19/2019	PSU	61,904	$104,618	6/19/22
	6/19/2019	RSU	61,904	$104,618	6/19/21, 6/19/22
Michael C. Miller	9/19/2017	RSU	19,876	$33,590	9/19/20
	7/19/2018	PSU	22,603	$38,199	7/19/21
	9/26/2018	RSU	38,463	$65,002	9/26/20, 9/26/21
	6/19/2019	PSU	52,380	$88,522	6/19/22
	6/19/2019	RSU	52,380	$88,522	6/19/20, 6/19/21, 6/19/22

(1)	This column represents outstanding grants of shares of restricted stock units and performance shares.
(2)

Market values have been calculated using a stock price of $1.69 (closing price of our Common Stock on May 1, 2020, the last trading day of Fiscal 2020), and assuming target level performance is achieved.

Option Exercises and Stock Vested

The following table provides additional information about the value realized by our NEOs upon the vesting of stock or stock unit awards during Fiscal 2020. The Company has not issued any stock options.

		Stock Awards
Name	Fiscal Year	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Michael P. Huseby	2020	198,410	$667,004
Barry Brover	2020	62,183	$209,384
Thomas D. Donohue	2020	29,181	$100,985
Kanuj Malhotra	2020	63,357	$211,216
Michael C. Miller	2020	39,106	$124,178

(1)	The amounts in this column are calculated by multiplying the number of shares vested by the closing price of our Common Stock on the date of vesting.

Potential Payments Upon Termination or Change of Control (1)

Event	Michael P. Huseby	Barry Brover	Thomas D. Donohue	Kanuj Malhotra	Michael C. Miller
Involuntary Termination or Voluntary Termination with Good Reason
Cash severance payment (2)	$4,540,549	$—	$937,670	$1,086,371	$953,371
Accelerated equity-based awards (3)	—	—	—	—	—

Total	$4,540,549	$—	$937,670	$1,086,371	$953,371
Death
Cash severance payment (2)	$—	$—	$—	$—	$—
Accelerated equity-based awards (3)	1,838,284	—	250,928	420,558	313,836
Health benefits (4)	6,692	—	0	6,692	6,692

Total	$1,844,976	$—	$250,928	$427,250	$320,528
Disability
Cash severance payment (2)	$—	$—	$—	$—	$—
Accelerated equity-based awards (3)	1,838,284	—	250,928	420,558	313,836
Health benefits (5)	12,023	—	—	12,023	12,023

Total	$1,850,307	$—	$250,928	$432,581	$325,859
Change of Control with Involuntary Termination (without Cause) or Termination with Good Reason
Cash severance payment (2)	$6,810,824	$—	$1,875,340	$2,172,742	$1,906,742
Accelerated equity-based awards (3)	1,838,284	—	250,928	420,558	313,836

Total	$8,649,108	$—	$2,126,268	$2,593,300	$2,220,578

(1)

The values in this table reflect estimated payments associated with various termination scenarios, assume a stock price of $1.69 (closing price of our Common Stock on May 1, 2020, the last trading day of Fiscal 2020) and include all outstanding grants through the assumed termination date of May 1, 2020. Actual value will vary based on changes in the Company’s Common Stock price. As previously disclosed, Barry Brover, pursuant to the terms of his resignation letter agreement, received a cash payment in the aggregate amount of $1,995,000

(2)

Cash severance is equal to the sum of (i) the NEO’s annual base salary, (ii) with respect to Mr. Huseby, the average of annual incentive compensation actually paid to the NEO with respect to the three completed years preceding the date of termination, and with respect to Messrs. Brover, Donohue, Malhotra and Miller, the target annual incentive compensation for the fiscal year in which termination takes place and (iii) the aggregate annual cost of benefits, times the named executive officer’s severance multiple as follows: one time (or, in the case of Mr. Huseby, two times) for non-change of control and two times (or, in the case of Mr. Huseby, three times) for change of control.

(3)

This row represents the value of restricted stock unit awards and performance shares and performance share units at expected vested amounts that would automatically vest upon a termination due to death or disability and the value restricted stock unit awards upon a termination following a change of control. Except as provided below, in the event of a change of control, unless otherwise provided by the applicable award agreement, if the successor company assumes or substitutes for an outstanding equity award such award will continue in accordance with its applicable terms and not be accelerated. Absent a change of control, in the event of involuntary termination, termination for “cause” or resignation for any reason, each restricted stock unit award will be forfeited. In the event of an involuntary termination other than for “cause” within 24 months following a change of control, each restricted stock unit award will immediately vest.

(4)

Following the termination of employment due to death, the Company provides the NEO’s spouse three months’ of premiums for medical and dental insurance in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).

(5)	Following the termination of employment due to disability, the Company provides the NEO a seven-month subsidy for premiums for medical and dental insurance in accordance with COBRA.

For the table above, the amount of potential payments to our NEOs, other than Mr. Brover, in the event of a termination of their employment in connection with a change of control was calculated assuming that a change of control occurred on the last business day of Fiscal 2020 (May 2, 2020), each NEO’s employment terminated on that date due to involuntary termination without “cause” or for “good reason” and the successor company did not assume the NEO’s equity awards. Mr. Brover’s employment was terminated effective May 2, 2020, and, in connection with that termination, he was paid the amounts described under “Resignation Letter Agreement with Mr. Brover.

For a summary of the provisions of the employment agreements with our NEOs that were effective as of May 2, 2020 and the outstanding equity awards that were held by our NEOs as of May 2, 2020, and therefore affect the amounts set forth in the table above in the event of involuntary termination without “cause” or for “good reason” or a “change of control”, see the discussions in the “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Arrangements-General Provisions” and “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Arrangements-Severance and Change of Control Benefits” sections of this Part III, Item 11.

Pay Ratio Disclosure

The Company is required to provide the ratio of the annual total compensation of the Company’s CEO to the median annual total compensation of all employees under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The pay ratio information provided below is a reasonable estimate calculated in a manner consistent with Item 402(u) of SEC Regulation S-K.

For Fiscal 2020, the median annual total compensation of our median employee, excluding our CEO, was $6,749 and the annual total compensation of our CEO was $3,353,959. Accordingly, the ratio of the CEO’s annual total compensation to the annual total compensation of our median employee was 497:1.

To determine our median employee, the Company used the employee population of 9,309 on the final day of the payroll year, May 1, 2020. Temporary, seasonal, and part time employees make up 64% of the Company’s total population and on average work less than 15 hours per week. As permitted under SEC rules, we excluded employees in India as de minimis. We used cash compensation (base salary, overtime and cash bonuses paid during Fiscal 2020) to determine the median employee in our population.

When we include only our full time “permanent” staff as of May 2, 2020, our median employee’s annualized total compensation was $39,624 for Fiscal 2020. Under this calculation, the CEO pay ratio is 85:1. We believe this is a more representative indication of how our CEO pay compares to that of our workforce. (Note this population totals 3,365).

The SEC rules do not specify a single methodology for identifying the median employee or calculating the CEO pay ratio. Since other companies use different assumptions, adjustments, or estimates in their own calculation, disclosure and methodology is inconsistent across companies. Therefore, our CEO pay ratio is not comparable to another company’s CEO pay ratio. Our information and pay ratio calculation is a reasonable good faith estimate, based on our methodology and SEC rules as required for disclosure.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis summarizes the material elements of our compensation program for our named executive officers (“NEOs”). For Fiscal 2020, our NEOs were:

Named Executive Officer	Position
Michael P. Huseby	Chairman of the Board of Directors and Chief Executive Officer
Barry Brover (1)	Former Executive Vice President, Operations; Former Executive Vice President, Barnes & Noble College
Thomas D. Donohue	Executive Vice President, Chief Financial Officer
Kanuj Malhotra	Executive Vice President, Corporate Development; President, Digital Student Solutions
Michael C. Miller	Chief Legal Officer and Executive Vice President, Corporate Affairs

(1)	Resigned effective as of May 2, 2020.

Executive Summary

Our executive compensation program is designed to align with our business strategy to attract, retain, and engage the talent we need to compete in our industry, and align management with stockholders’ interests. We believe our Compensation Committee has established a compensation program that reflects our businesses, compensation governance best practices and a “pay-for-performance” philosophy.

Compensation and Governance Highlights

What we do

✓	Tie a majority of executive pay to performance-based cash and equity incentives
✓	Align annual incentive payouts to clearly stated target performance levels

✓	Vest equity awards over time to promote retention and require a one-year minimum vesting period for equity awards
✓	Require one additional year of time-based vesting for performance shares earned following the achievement of performance measures
✓	Accelerate equity only upon termination of employment following a change in control (double trigger)
✓	Subject incentive compensation (including cash and equity) to a clawback policy
✓	Require executive officers and directors to meet stock ownership targets and retention guidelines
✓	Engage with stockholders regarding governance and/or executive compensation issues
✓	Conduct an annual risk assessment of our executive compensation program
✓	Conduct an annual say-on-pay vote

What we don’t do

X	Pay current dividends or dividend equivalents on unearned performance shares and unvested restricted stock units
X	Permit option repricing without stockholder approval
X	Provide significant perquisites
X	Pay tax gross-ups to executives
X	Provide supplemental executive retirement benefits
X	Permit hedging or, without the approval of the Audit Committee, pledging by executive officers or directors

Executive Leadership Transition

On February 7, 2020, Mr. Barry Brover submitted his resignation as Executive Vice President, Operations of the Company and Executive Vice President of Barnes & Noble College, effective as of May 2, 2020.

Recent Actions Taken by Compensation Committee

The Compensation Committee continues to review and refine the Company’s executive compensation program to further align pay with Company performance and to ensure the integrity of the Company’s executive compensation program. The Compensation Committee considered the “say-on-pay” stockholder advisory vote held in September 2019 to be supportive of the Company’s pay practices. Approximately 88.9% of stockholder votes cast were in favor of the executive officer compensation as described in our 2019 proxy statement. Over the past few years, the Compensation Committee has been responsive to concerns raised by the stockholders and have made adjustments to the compensation program accordingly. The reaction to these changes from stockholders generally has been favorable.

Stockholders Have Raised Concerns About	How We Addressed Their Concerns
No performance-based long-term vesting incentive awards

•  Grant a portion of long-term equity incentives in the form of time-based restricted stock units and performance shares units.

•  FY 2020 are 50% RSUs / 50% PSUs for CEO and other NEOs. FY 2019 grants were 50% RSUs / 50% PSUs for CEO and 75% RSUs / 25% PSUs for other NEOs.

•  FY 2020 grants have payout threshold of 85% of target.

No stock ownership guidelines for executive officers	• Adopted stock ownership guidelines for executive officers (in addition to the existing guidelines for directors)
Clawback provisions only applied to equity awards	• Adopted a compensation recoupment policy (“clawback policy”) that applies to all incentive compensation (cash and equity)
Discretionary bonuses for executive officers	• No portion of the Annual Incentive Plan is discretionary

Highlights of Fiscal 2020 Company Performance

The Company has faced transformational and challenging trends in the higher education market. Given this landscape, the following are Company financial and operational performance highlights for Fiscal 2020.

Financial Highlights

•	Fiscal year 2020 consolidated sales of $1,851.1 million decreased 9.0% as compared to the prior year.
•	Consolidated fiscal year 2020 GAAP net loss was $(38.3) million, compared to a net loss of $(24.4) million in the prior year.
•	Fiscal year 2020 consolidated non-GAAP Adjusted EBITDA was $42.2 million, compared to non-GAAP Adjusted EBIDTA of $104.9 million in the prior year.

•	Fiscal year 2020 consolidated non-GAAP Adjusted Earnings was $(21.1) million, compared to non-GAAP Adjusted Earnings of $25.4 million in the prior year.

•

Progressed on the execution of a number of strategic initiatives; all of which remained on target prior to the onset of the COVID-19 pandemic, which has accelerated the demand and need to scale such key initiatives.

•	Bartleby successes.

—

Continued to drive subscriptions for the Company’s bartleby® suite of solutions, gaining more than 170,000 subscribers in fiscal year 2020, representing over 200% growth over fiscal year 2019 new subscribers.

—	Achieved a six-fold increase in fiscal year 2020 bartleby revenue versus prior year; bartleby peak Spring traffic increased over 10x year-over-year and almost 3x versus peak Fall traffic.

•

eCommerce platform development. Completed initial build of the Company’s next generation eCommerce platform; recently executed selective launch with expected further roll-out throughout fiscal year 2021 to grow increased high-margin general merchandise sales.

•	BNC First Day Successes.

—	Continued to grow the BNC First Day inclusive access programs, with revenue increasing 91% year-over-year.

—	Increased adoption of BNC First Day Complete, with eleven campus partners utilizing the complete access model in the upcoming Fall Term 2020, increasing from four in fiscal year 2020.

•

Bookstore wins. Continued to win new business for both physical and virtual bookstores, including the University of Nevada, Reno, Western Kentucky University, Front Range Community College and The City Colleges of Chicago.

•

School solutions. Provided valuable solutions to schools to help mitigate the COVID-19 on-campus learning disruption utilizing BNED’s virtual store offerings and course material fulfillment capabilities, its BNC First Day® offering, and its digital bartleby® offerings to help students continue to perform while studying remotely.

For a reconciliation of Adjusted EBITDA to net income and discussion of the Company’s use of Adjusted EBITDA, please refer to page 49 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

Pay and Performance Alignment in Fiscal 2020

Annual incentives for NEOs for Fiscal 2020 were awarded mostly based on Company EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) performance relative to a pre-defined target level. As described below in more detail, our Fiscal 2020 Company EBITDA performance was 45% of target, which yielded a payout factor of 0% of the target award allocated to the Company goal. In determining individual NEO awards, the Compensation Committee also considered individual performance against individual performance goals.

Fiscal 2020 equity grants for the executive officers were delivered in a combination of performance shares, which accounted for 50% of the target award amount for the NEOs, and restricted stock units, which accounted for 50% of the target award for the NEOs. Relative to the prior year, the Compensation Committee increased the portion of performance shares from 25% of the total to 50% of the total for all NEOs (in the prior year, only the CEO received a 50%/50% mix). This change was in response to shareholder feedback and to better align executive pay with overall performance. The Compensation Committee believes the mix of awards provides a strong link between the Company’s financial performance and executive compensation, aligns executives with the Company’s stockholders and provides an important retention tool. The performance shares will vest if and only to the extent pre-established performance goals for the two-year period covering Fiscal years 2020 and 2021 are achieved and an additional one year of time-based vesting is met. The restricted stock units vest in equal one-third increments on the first, second and third anniversary of the grant date. The performance shares granted in Fiscal year 2019 were forfeited as the performance goals for such awards for the performance period of Fiscal years 2019 and 2020 were not achieved.

Compensation Decisions for Fiscal 2021

The Compensation Committee is committed to aligning executive pay with organization performance. However, the ongoing COVID-19 pandemic is having a significant impact on schools, as they decide whether to pursue on campus or virtual learning environments for the upcoming semester and beyond. Within this context, the Compensation Committee is continuing to evaluate the most appropriate approach to executive compensation for Fiscal 2021 and will be revisited once the fall back to school period is concluded.

Compensation Philosophy and Objectives

We are engaged in a very competitive and rapidly changing industry, and our success depends on our ability to attract, motivate and retain qualified executives. Accordingly, the Compensation Committee aims to create total compensation packages that are competitive with programs offered by other companies with which we compete for talent. At the same time, our Compensation Committee believes that a significant portion of the compensation paid to our executive officers should be tied to our performance, execution of our strategic plan and the value we create for stockholders.

The Compensation Committee’s objectives are to:

•	attract, retain, and motivate talented executives responsible for the success of our organization;

•	provide compensation to executives that is externally competitive, internally equitable, performance-based, and aligned with stockholder interests; and

•

ensure that total compensation levels are reflective of company and individual performance and provide executives with the opportunity to receive above-market total compensation for exceptional business performance.

Compensation Market References

In establishing compensation for Fiscal 2020, the Compensation Committee worked with Mercer, its compensation consultant, to develop a peer group for the Company and review executive compensation against that peer group. In support of its compensation philosophy, the Compensation Committee reviews the following: (a) base salary; (b) target short-term incentive; (c) target total cash compensation; (d) actual total cash compensation; (e) target or grant date fair value of long-term incentive; and (f) target total direct compensation. Executives are matched to market positions based on titles, responsibilities and contributions to the Company. The Compensation Committee reviewed compensation among the peer group companies to determine the competitiveness of pay levels and pay mix for executives. Although no other public companies are directly comparable to the Company and its businesses, the Compensation Committee considers the Company’s competitors for executive talent to be companies engaged in retail and education services. Our peer group, which is reviewed annually, includes companies that are similar in size to the Company based on revenues and market capitalization and also companies with overlapping business model characteristics (e.g., education / technology focus, combination of products and services, strong relationships with business partners, go-to-market strategy, and geographic footprint) as follows:

Adtalem Global Education Inc.	John Wiley & Sons, Inc.

American Eagle Outfitters, Inc.	K12 Inc.

Bright Horizons Family Solutions Inc.	Lands’ End, Inc.

Chegg, Inc.	Meredith Corporation

Graham Holdings Company	Scholastic Corporation

Grand Canyon Education, Inc.	Urban Outfitters, Inc.

Houghton Mifflin Harcourt Company

The Committee reviews the peer group annually and will continue to consider the Company’s current size and strategic direction in its review.

	Total Revenue (Most Recent FY, $M)	Market Cap (as of 6/30/2020, $M)
Peer Group Median	$1,654	$1,614
BNED	$1,851	$77

However, peer group compensation is just one factor that is considered in determining compensation levels for our executive officers. We also consider: (a) the Company’s business performance; (b) each executive officer’s job responsibilities, experience and prior performance; (c) relative compensation among our executive officers; (d) industry-wide business conditions; and (e) the recommendations of our Chairman of the Board and Chief Executive Officer (in the case of Messrs. Brover, Donohue, Malhotra, and Miller.)

Overview of Compensation Program Design

Elements of Pay

Our compensation structure is primarily composed of base salary, performance-based annual incentive compensation and performance-based and time-vested long-term equity incentives. The mix of Fiscal 2020 target total direct compensation was as follows:

NEOs Fiscal 2020 Target Pay Mix

Note that Target Annual Incentive reflects Fiscal 2020 target opportunity and restricted stock units (“RSUs”) and performance shares (“PSUs”) reflect Fiscal 2020 target value on the respective grant date.

Base Salary

We pay our NEOs a base salary to provide them with a guaranteed minimum compensation level for their services. An NEO’s base salary is determined by evaluating the external competitive marketplace, internal equity and individual contributions.

Named Executive Officer	Base Salary in Fiscal 2019	Base Salary in Fiscal 2020		Percentage Change
Michael P. Huseby	$1,100,000	$1,100,000	(1)	0%
Barry Brover	$610,000	$610,000		0%
Thomas D. Donohue	$500,000	$500,000		0%
Kanuj Malhotra	$523,400	$523,400		0%
Michael C. Miller	$500,000	$500,000		0%

(1)

On April 1, 2020, as a result of the unusual circumstances surrounding the COVID-19 epidemic, Mr. Huseby voluntarily agreed to a temporary reduction of his base salary of 25%, effective April 13, 2020 through September 19, 2020.

Performance-Based Annual Incentive Compensation

Each of Messrs. Huseby, Brover, Donohue, Malhotra and Miller were granted performance-based annual incentive compensation opportunities. The target award under the Annual Incentive Plan is expressed as a percentage of base salary as set forth in the table below. For Messrs. Huseby, Brover, Donohue and Miller, the individual Annual Incentive Plan payouts were based 80% on Company performance as measured by Company EBITDA and 20% on individual performance goals. For Mr. Malhotra, the individual Annual Incentive Plan payout was based 40% on digital education EBITDA, 40% on Company EBITDA, and 20% on bartleby targets. Individual performance goals are closely linked to the Company’s business and strategic objectives and reflect the executive’s scope of responsibility, as noted below. Participants had the opportunity to earn up to 150% of the Company EBITDA component and between 50% and 150% of the individual performance goal components established for each of them.

Named Executive Officer	Target as Percentage of Salary
Michael P. Huseby	150%
Barry Brover	100%
Thomas D. Donohue	85%
Kanuj Malhotra	100%
Michael C. Miller	85%

Fiscal 2020 Performance Targets and Actual Results. The chart below shows the payout scale on which the Company EBITDA portion of the individual annual incentive target compensation was based.

Company EBITDA Performance Relative to Target	Payout Percentage (% of Target Payout)
Less than 85% of Target	0%
85% to less than 98%	50-100%*
98% to less than 102%	100%
102% to less than 115%	100-150%*
115% or more	150%

*	Payout percentage is interpolated for results within range.

The chart below shows the target and actual Company EBITDA results for Fiscal 2020 and actual results as a percentage of target results and target pay. Based on actual Company EBITDA, the NEOs earned a payout of 0% of the Company EBITDA component.

	Target ($) (in millions)	Actual ($) (in millions)	% Target Achieved	% Target Payout
Company EBITDA *	$92.0	$42.159	45%	0%

*

Company EBITDA is used in our compensation programs and is presented in order to show the correlation between these financial measures and compensation to our NEOs. Both target Company EBITDA and actual Company EBITDA were determined by using Adjusted EBITDA, as calculated and reported in the Company’s SEC filings and disclosure and further adjusted to exclude certain adjustments related to the Digital Student Solutions (“DSS”) segment related to technology development costs and store incentives which were not originally in the budget. The Compensation Committee chose Company EBITDA as a performance measure because it is the measure management reviews internally to evaluate the Company’s performance and manage its operations. For a reconciliation of Adjusted EBITDA to net income and discussion of the Company’s use of Adjusted EBITDA, please refer to page 49 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

Fiscal 2020 Individual Performance Results and Incentive Payouts. Our Compensation Committee determined that our NEOs had achieved the individual performance goals discussed below. Individual performance goal components accounted for 20% of the aggregate target amount. Mr. Brover was paid a Fiscal 2020 bonus of $305,000 as part of his resignation letter agreement.

Mr. Huseby. Mr. Huseby’s individual performance goals were DSS adjusted EBITDA and bartleby subscriptions (weighted 10% each). The maximum level was achieved on DSS adjusted EBITDA (150% payout factor), while the bartleby result was below threshold (0% payout factor). Based on these results, the Committee approved an individual payout of 15% of target.

Mr. Donohue. Mr. Donohue’s individual performance goals were (1) bartleby subscriptions (weighted 10%) and (2) managing expense payables and vendor relations contracts (weighted 10%). The bartleby result was below threshold (0% payout factor) and the Committee assessed Mr. Donohue’s performance to be at target on the other goals (100% payout factor). Based on these results, the Committee approved an individual payout of 10% of target.

Mr. Malhotra. Mr. Malhotra’s individual performance goals were established based on achieving a DSS adjusted EBITDA target (weighted 40%), bartleby subscriptions (weighted 15%) and bartleby revenue growth (weighted 5%). The maximum level was achieved on DSS adjusted EBITDA (150% payout factor), while bartleby subscriptions were below threshold (0% payout factor) and bartleby revenue growth was at threshold (50% payout factor). Based on these results, the Committee approved an individual payout of 62.5% of target.

Mr. Miller. Mr. Miller’s individual performance goals were (1) bartleby subscriptions (weighted 10%) and (2) consolidating and reviewing strategic priorities, assisting with strategic initiatives, including transactions, and overseeing corporate communications (weighted 10%). The bartleby result was below threshold (0% payout factor) and the Committee assessed Mr. Miller’s performance to be at target on the other goals (100% payout factor). Based on these results, the Committee approved an individual payout of 10% of target.

Fiscal 2020 Performance-Based Annual Incentive Compensation Payment Amounts. Set forth below is a table showing target, maximum and actual Fiscal 2020 performance-based annual incentive compensation for our NEOs.

Named Executive Officer	Company EBITDA/ Individual Weighting	Target Annual Incentive ($)	Maximum Annual Incentive ($)	Actual Company EBITDA Payout	Actual Individual Performance Payout	Actual Total Payout	Total Payout as a % of Target
Michael P. Huseby	80%/20%	$1,650,000	$2,475,000	$—	$247,500	$247,500	15%
Barry Brover (1)	80%/20%	$610,000	$915,000	$—	$—	$305,000	50%
Thomas D. Donohue	80%/20%	$425,000	$637,500	$—	$42,500	$42,500	10%
Kanuj Malhotra (2)	40%/40%/20%	$523,400	$785,100	$314,040	$13,085	$327,125	62.5%
Michael C. Miller	80%/20%	$425,000	$637,500	$—	$42,500	$42,500	10%

(1)	In connection with Mr. Brover’s resignation, he received a bonus of $305,000, which represents 50% of his target annual incentive.
(2)

40% of Mr. Malhotra’s individual performance award was based on the DSS adjusted EBITDA, which was achieved at 150%; 15% of his award was based on bartleby subscriptions, which was not achieved; and 5% of his award was based on bartleby revenue growth, which was achieved at 50%.

The performance-based annual incentive awards earned by our NEOs under the annual incentive plan for Fiscal 2020 are set forth in the “Summary Compensation Table” on page 5. The threshold, target and maximum incentive award opportunities for each of our NEOs for Fiscal 2020 are set forth in the “2020 Grants of Plan-Based Awards Table” on page 7.

Long-Term Equity Incentives

Long-term equity incentives are a critical component of the Company’s compensation program. They are designed to promote the Company’s long-term financial interests and growth, to attract, motivate, and retain key employees, and to align the interests of management with those of the Company’s stockholders. The Company grants long-term equity incentive awards under the Company’s Equity Incentive Plan (the “Equity Incentive Plan”), which is administered by the Compensation Committee. The Compensation Committee reviews, discusses and approves the types and number of awards made to senior management, including the NEOs, and approves the terms, conditions and limitations applicable to each award. The Committee delegates authority to the CEO, within pre-established limitations, to make awards to newly-hired employees or current employees who are not executive officers. Equity awards are generally granted in connection with the June Compensation Committee meeting.

In Fiscal 2020, the Compensation Committee established a target long-term incentive amount for each of the NEOs denominated in dollars. The Compensation Committee determined to make awards with a mix of performance shares, which accounted for 50% of the target award amount, and restricted stock units, which accounted for 50% of the target award amount. The Compensation Committee believes that granting a portion of the award in the form of restricted stock units is desirable because such grants immediately align the interests of our executives with those of stockholders and provide a retention incentive. In order to manage the run-rate of equity awards, the amount of long-term incentive awards granted in FY 2020 was determined using the average market value of the shares of Common Stock over the preceding approximately 12 months prior to grant date, which was greater than the actual market value of Common Stock on the grant date. This approach resulted in a significant reduction to the total shares used for NEO grants, than otherwise would have been granted had the dollar value of the award divided by the market value of the shares of Common Stock on the respective grant date been used.

Performance Shares. Performance share units are generally granted annually to each of the NEOs. Performance share units are earned and settled for shares of common stock if and only to the extent that certain pre-established performance goals are met for a two-year performance period. For the performance share units granted in Fiscal 2020, the metrics included Adjusted EBITDA and New Business. Actual results for the two-year period beginning on the first day of the fiscal year period and ending on the last day of the second fiscal year will be compared to the targeted goals to determine the number of performance share units that will be earned. The NEOs can earn up to 150% of the number of performance share units at target for performance that exceeds 115% of target. If a threshold level of performance, 85% of target is not met, all of the performance share units will be forfeited. Once performance share units are earned and held for an additional one-year period, the units will be settled for shares of common stock.

Restricted Stock Units. Restricted stock units are Common Stock equivalents that are granted to a recipient and vest after a period of time has elapsed. The restricted share units granted to the NEOs vest in one-third annual increments over the three years from the date of grant. These share units vest only if the executive is employed by the Company at the end of the vesting period or if his or her employment was terminated due to death, disability or a change in control during that period. The Compensation Committee believes the use of restricted stock units strengthens the retention aspects of the Company’s pay program, consistent with one of its key principles. The following grants were made for Fiscal 2020.

Named Executive Officer	Performance Shares at Target	Performance Shares at Maximum	Restricted Stock Units	Aggregate Award Target ($)
Michael P. Huseby	314,285	471,428	314,285	$1,979,996
Barry Brover	52,380	78,570	52,380	$329,994
Thomas D. Donohue	52,380	78,570	52,380	329,994
Kanuj Malhotra	61,904	92,856	61,904	$389,995
Michael C. Miller	52,380	78,570	52,380	$329,994

In June 2018, performance shares were granted for the two-year period covering Fiscal 2019 and Fiscal 2020. The chart below sets forth the performance targets and actual results for Fiscal 2019 and Fiscal 2020, in thousands, which resulted in 0% of the performance share target award being earned as shown in the following table:

(in thousands)

	Weighting	Threshold	Target	Max	Fiscal 2019 Actual	Fiscal 2020 Actual	Cumulative Results	Weighted Payout
DSS Revenue	25%	$48,800	$65,000	$	$21,339	$23,661	$45,000	0%
Adjusted EBITDA (1)	25%	$168,800	$225,000	$	$104,942	$42,159	$147,101	0%
TOTAL								0%

(1)

New Business means the annual sales (based upon the first full fiscal year budget) associated with new stores opened during the fiscal year consistent with what is reported in the Company’s annual report.

Other Components of Compensation

401(k) Plan. Each of our NEOs is entitled to participate in our tax-qualified defined contribution 401(k) plan on the same basis as all other eligible employees. The 401(k) plan provides our employees, including our NEOs, with a way to accumulate tax-deferred savings for retirement. The Company matches the contributions of participants, subject to certain criteria. Under the terms of the 401(k) plan, as prescribed by the Code, the contribution of any participating employee is limited to the lesser of 75% of annual salary before taxes or a maximum dollar amount ($19,500 for 2020), subject to a $6,500 increase for participants who are age 50 or older. As a result of the COVID-19 pandemic, in April 2020, upon the recommendation of management, the Compensation Committee suspended the Company’s 401(k) plan match for the remainder of 2020. The amount of the Company’s matching contributions for each of our NEOs is set forth in footnotes to the “Summary Compensation Table” on page 5. We do not provide supplemental executive retirement benefits.

Limited Perquisites and Other Compensation. The Company’s NEOs are entitled to only the limited perquisites set forth in their employment agreements or letters and disclosed in the footnotes to the “Summary Compensation Table” on page 5.

Severance and Change of Control Payments and Benefits. The Company has an employment agreement with Mr. Huseby and each of Messrs. Brover, Donohue, Malhotra and Miller have employment letter agreements that contain severance and change in control benefits. The agreements provide for certain severance payments and benefits upon termination of employment by the Company without cause or by the NEO for good reason (including upon termination within two years following a change of control). The triggering events that would result in the severance payments and benefits and the amount of those payments and benefits are intended to provide our NEOs with financial protection upon loss of employment and to support our executive retention goals and enable our NEOs to focus on the interests of the Company in the event of a potential change of control. Equity awards are subject to a “double-trigger” and vesting will only be accelerated if there is a termination of employment without” cause” or for “good reason” following a change of control. The Company does not pay any tax gross-ups in connection with the severance payments. The Compensation Committee believes that the terms of the employment agreements, including triggering events and amounts payable, are competitive with severance protection being offered by other companies with whom we compete for highly qualified executives. The compensation that could be received by each of our NEOs upon termination or change of control is set forth in the “Potential Payments Upon Termination or Change of Control Table” on page 11. The material terms of these agreements are described in the “Narrative to the Summary Compensation Table” and the “Grants of Plan-Based Awards Table-Employment Arrangements with the Named Executive Officers.”

Governance Policies

Executive Incentive Compensation Clawback Policy

The Board of Directors has adopted the Executive Incentive Compensation Clawback Policy (the “Clawback Policy”). The Clawback Policy allows the Compensation Committee to take action to recover incentive compensation from certain key employees, including executive officers, in the event that the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. The Clawback Policy only applies to incentive-based compensation paid in excess of what would have been paid or granted under the circumstances reflected by such restatement, and applies irrespective of the responsibility of the key employee for the accounting restatement. The Clawback Policy applies to all Section 16 officers and covers all incentive-based compensation (including cash and equity) paid or granted after adoption of the policy.

Prohibition on Hedging and Pledging Transactions

The Company’s Insider Trading Policy prohibits directors and executive officers from hedging their ownership of Company stock, including selling Company stock short, buying or selling puts or calls or other derivative instruments related to Company stock. Directors and executive officers are also prohibited from pledging Company stock, purchasing Company stock on margin or incurring any indebtedness secured by a margin or similar account in which Company stock is held, without prior approval of the Audit Committee.

Executive Stock Ownership and Retention Guidelines

The Compensation Committee has adopted executive stock ownership targets (“Stock Ownership Targets”) based on a multiple of annual salary as follows: Chief Executive Officer-five times; all other NEOs-two times; and all other Section 16 officers-one time. Officers are required to retain 50% of net after-tax shares earned from equity grants until the Stock Ownership Target is met (“Retention Guidelines”). Only vested and fully-owned shares owned by an officer directly or indirectly through the 401(k) plan, immediate family members or trusts or similar arrangements count toward the Stock Ownership Targets. The Compensation Committee reviews progress toward the Stock Ownership Targets and compliance with the Retention Guidelines annually.

Named Executive Officer	Stock Ownership Targets as a Multiple of Salary	In Compliance with Retention Guidelines Yes/No
Michael P. Huseby	5 x	Yes
Barry Brover	2 x	Yes
Thomas D. Donohue	2 x	Yes
Kanuj Malhotra	2 x	Yes
Michael C. Miller	2 x	Yes

Compensation Policies and Practices as Related to Risk Management

With the assistance of its compensation consultant, the Compensation Committee conducted its risk assessment of the Company’s incentive compensation plans covering employees. The Compensation Committee evaluated the levels of risk-taking to determine whether they are appropriate in the context of the Company’s strategic objectives, the overall compensation arrangements, and the Company’s overall risk profile. The Compensation Committee concluded the Company has a balanced pay-for-performance executive compensation program that does not encourage excessive risk-taking and the Company does not maintain compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code, as in effect prior to the adoption in December 2017 of The Tax Cuts and Jobs Act (the “TCJA”), includes a performance-based compensation exception to its limits on the deductibility of compensation in excess of $1 million earned by specified executive officers of publicly held companies. The TCJA eliminated the performance-based compensation exception, so that for Fiscal 2020 all compensation paid to specified executive officers in excess of $1 million will be nondeductible (except for any amounts that qualify as performance-based that have been grandfathered pursuant to the written binding contract transition rule under the TCJA).

Roles of the Compensation Committee, Management, and our Compensation Consultant in Determining the Compensation of our Named Executive Officers

Roles of the Compensation Committee and Management

The Compensation Committee is responsible for establishing, implementing and overseeing our compensation program, and reviews and approves our compensation philosophy and objectives. The Compensation Committee also annually reviews and approves annual base salary levels, annual incentive opportunity levels, long-term incentive opportunity levels, employment and severance agreements and any special or supplemental benefits for each of the NEOs and any other executive officers, Section 16 officers and employees of the Company earning a base salary of $400,000 or more.

The compensation of our Chairman and Chief Executive Officer is determined by the Compensation Committee in executive session. The Chairman and Chief Executive Officer reviews the performance of each of our other executive officers and makes compensation recommendations to the Compensation Committee. The Compensation Committee considers all key elements of compensation separately and also reviews the full compensation package of each executive officer.

Role of the Compensation Consultant

The Compensation Committee has retained Mercer, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., to assist with the committee’s responsibilities related to the Company’s executive compensation program and the director compensation program. Mercer’s engagement by the Compensation Committee includes reviewing and recommending the structure of our compensation program and advising on all significant aspects of executive compensation, including base salaries, annual incentives and long-term equity incentives for executives. At the request of the Compensation Committee, Mercer collects relevant market data to allow the Compensation Committee to compare components of our compensation program to those of our peers, provides information on executive compensation trends and implications and makes other recommendations to the Committee regarding our executive compensation program. Our management, Chief Executive Officer (on certain occasions), Senior Vice President, Human Resources, General Counsel and the chair of the Compensation Committee, meet with representatives of Mercer before Compensation Committee meetings.

In making its final decisions regarding the form and amount of compensation to be paid to the executives, the Compensation Committee considers the information gathered by and recommendations of Mercer. Mercer’s fees for executive and director compensation consulting to the Compensation Committee in Fiscal 2020 were approximately $229,319. MMC Securities LLC, a subsidiary of Marsh & McLennan Companies, Inc., provides advisory services to the Company’s Benefits Committee, which administers the Company’s 401(k) plan, and other human resource services for which the Company paid approximately $19,660. The Company also paid Marsh & McLennan Companies, Inc., the parent company of Mercer, for insurance brokerage services totaling approximately $585,641. The Compensation Committee has assessed the independence of Mercer taking into account the following factors identified by the SEC and NYSE as bearing upon independence: (i) Mercer’s provision of other services to the Company; (ii) the fees Mercer received for such services as a percentage of the revenues of Marsh & McLennan, Mercer’s parent; (iii) the policies and procedures of Mercer that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the Mercer consultants with a member of the Compensation Committee; (v) any of our stock owned by the Mercer consultants; and (vi) any business or personal relationship of the Mercer consultants or Mercer with any of our executive officers. The Compensation Committee concluded that no conflict of interest exists with respect to its engagement of Mercer.

Compensation Committee Report

The Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee as of that date recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

Compensation Committee
David G. Golden, Chair
Daniel A. DeMatteo
John R. Ryan
Jerry Sue Thornton

DIRECTOR COMPENSATION

Annual Retainer

Each non-employee director receives an annual Board of Directors retainer fee of $65,000, paid in quarterly installments. The Lead Director of the Board of Directors receives an additional $25,000 annual retainer. Audit Committee members receive an additional $15,000 annual retainer, and the Chair of the Audit Committee receives an additional $30,000 annual retainer. Compensation Committee members receive an additional $10,000 annual retainer, and the Chair of the Compensation Committee receives an additional $20,000 annual retainer. Corporate Governance and Nominating Committee members receive an additional $10,000 annual retainer, and the Chair of the Corporate Governance and Nominating Committee receives an additional $17,500 annual retainer. All retainer fees are paid quarterly in cash. Directors who are our employees will not receive additional compensation for serving on our Board of Directors or its committees. All directors are also reimbursed for travel, lodging and related expenses incurred in attending Board of Directors meetings. The Company has not increased the compensation paid to directors since the Spin-Off in 2015.

Equity Compensation

Each non-employee director is eligible for equity award grants under the Company’s Equity Incentive Plan. In Fiscal 2020, these awards were in the form of restricted stock units with a grant date value of $120,000 for each non-employee director. Such awards are granted the day following the Annual Meeting at which each individual director is elected by a majority of stockholders voting and vest after one year. Directors have the option to defer receipt of such awards under the Company’s director’s deferral plan.

Director Stock Ownership and Retention Guidelines

In 2016, the Board of Directors adopted Director Stock Ownership and Retention Guidelines, which require each non-employee director to maintain a minimum stock ownership amount equal to four times the annual cash retainer of $65,000, which currently equals $260,000. Directors have a three-year period following their appointment or election to the Board to achieve the minimum ownership level. Shares beneficially owned by a director and vested shares or units are deemed to be owned for purposes of the ownership guidelines. A director is deemed to have complied with these guidelines once they hold a number of shares sufficient to satisfy the minimum ownership level, regardless of subsequent fluctuations in the market price of the Company’s common stock. Directors are required to retain 100% of net-after-tax shares earned from the annual equity grants until the then-current minimum ownership level is met and may not sell or otherwise transfer common stock unless he or she has satisfied the then-current minimum ownership level. All of the Company’s directors are in compliance with the current Director Stock Ownership and Retention Guidelines, other than Mr. Robinson, who recently joined the Board.

Director Compensation Table

Name	Paid in Cash	Number of Restricted Stock Units (Number of Shares)	Value	Total Compensation
Emily C. Chiu	$68,833	38,096	$120,002	$188,835
Daniel A. DeMatteo	$90,000	38,096	$120,002	$210,002
David G. Golden	$100,000	38,096	$120,002	$220,002

John R. Ryan	$117,500	38,096	$120,002	$237,502
Jerry Sue Thornton	$85,000	38,096	$120,002	$205,002
David A. Wilson	$105,000	38,096	$120,002	$225,002
Lowell W. Robinson	$56,667	0	$0	$56,667

Mr. Robinson was elected to the board on July 20, 2020 and appointed to the Audit Committee effective immediately, and the Compensation Committee agreed to pay Mr. Robinson in advance for his pro rata July 2020 and August 2020 through October 2020 quarterly payments for an aggregate of $56,667, including an upfront cash payment of $30,000 due to the Company’s inability to grant equity during the pendency of the Company’s strategic review process and as compensation for his efforts associated with such process following his election to the Board. In connection with his service on the Board, Mr. Robinson is entitled to receive the compensation and equity awards applicable to all of the Company’s non-employee directors. Accordingly, Mr. Robinson is entitled to an annual retainer fee of $65,000, payable in quarterly installments, and equity awards with a target value of $120,000 per year. Mr. Robinson is also eligible to receive incremental annual retainer fees for service on one or more of the Board’s committees. The Company entered into a standard form of indemnification agreement with Mr. Robinson.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has ever been an employee of the Company, and none of them had a relationship requiring disclosure in Part III, Item 11 under Item 404 of SEC Regulation S-K. None of the Company’s executive officers serve, or in Fiscal 2020 served, as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or the Company’s Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of August 25, 2020, unless otherwise indicated, by each person known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, by each director, by each executive officer named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. Except as otherwise noted, to the Company’s knowledge, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him, her or it.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (1)
Five Percent Stockholders
Outerbridge Capital Management, LLC (2)	6,499,621	13.36%
Leonard Riggio (3)	4,875,361	10.02%
Dimensional Fund Advisors LP (4)	3,950,291	8.12%
BlackRock, Inc. (5)	3,906,241	8.03%
Daniel R. Tisch (6)	3,271,212	6.72%
James V. Barnes and Terry J. Barnes (7)	3,091,884	6.36%
Directors and Named Executive Officers (8)
Michael P. Huseby (9) (10)	649,690	1.32%
Kanuj Malhotra (9) (10)	201,383	*
Barry Brover (9) (10) (14)	145,927	*
David G. Golden	127,729	*
Thomas D. Donohue (9) (10)	102,474	*
Michael C. Miller (9) (10)	64,593	*

David A. Wilson (11)	36,053	*
John R. Ryan (11)	32,665	*
Daniel A. DeMatteo (11)	9,216	*
Jerry Sue Thornton (11)	9,216	*
Emily C. Chiu (12)	0	*
Lowell W. Robinson	0	*
All directors and executive officers as a group (14 persons) (13)		3.11%

*	Less than 1%
(1)

Pursuant to SEC rules, shares of our Common Stock that an individual or group has a right to acquire within 60 days after August 25, 2020 pursuant to the vesting of restricted stock units are deemed to be beneficially owned by that individual or group and outstanding for the purpose of computing the percentage ownership of that individual or group, but are not deemed to be outstanding for computing the percentage ownership of any other person or group shown in the table. Footnote (9) sets forth the number of restricted stock units that are included as beneficially owned.

(2)

Based on the Schedule 13D/A filed on July 21, 2020 by each of Outerbridge Capital Management, LLC, Outerbridge Master Fund LP, Outerbridge GP, LLC, Outerbridge Partners, LP, Outerbridge Fund Ltd. and Rory Wallace. These beneficial owners collectively share the power to vote or to direct the vote, and to dispose or to direct the disposition of, the shares. The address of Outerbridge Capital Management, LLC, Outerbridge Master Fund LP, Outerbridge GP, LLC, Outerbridge Partners, LP and Rory Wallace is listed as 767 Third Avenue, 11th Floor, New York, New York 10017. The address of Outerbridge Fund Ltd. is listed as c/o Ogier Global (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9009, Cayman Islands.

(3)

Based on the Schedule 13D/A filed on May 17, 2019 by Mr. Riggio, Mr. Riggio’s holdings are comprised of (a) 2,399,781 shares held by Mr. Riggio, (b) 1,464,134 shares owned by LRBKS Holdings, Inc. (a Delaware corporation beneficially owned by Mr. Riggio and his wife), and (c) 1,557,270 shares owned by The Riggio Foundation, a charitable trust established by Mr. Riggio, with himself and his wife as trustees. The address of Mr. Riggio is in the care of Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011.

(4)	Based on the Schedule 13G/A filed on February 12, 2020 by Dimensional Fund Advisors LP. The address of such persons is listed as Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(5)	Based on the Schedule 13G/A filed on July 10, 2020 by BlackRock, Inc. The address of BlackRock, Inc. is listed as 55 East 52nd Street, New York, New York 10055.
(6)

Based on the Schedule 13G/A filed on January 8, 2020 by Daniel R. Tisch, Daniel R. Tisch had sole voting power and sole investment power with respect to 3,271,212 shares of Common Stock of the Company, including 1,450,000 shares registered in the name of TowerView LLC, 460 Park Avenue, New York, New York 10022 and 1,170,000 shares registered in the name of DT Four Partners II, LLC, 655 Madison Avenue, 11th Floor, New York, New York 10065. TowerView LLC and DT Four Partners II, LLC are Delaware limited liability companies, the sole manager of which is Daniel R. Tisch.

(7)	Based on the Schedule 13D/A filed on March 23, 220 by James V. Barnes and Terry J. Barnes. The address of such persons is listed as 14 Sologne Circle, Little Rock, Arkansas 72223.
(8)	The address of all of the officers and directors listed above are in the care of Barnes & Noble Education, Inc., 120 Mountain View Blvd., Basking Ridge, New Jersey 07920.
(9)

Includes for each officer the following restricted stock units that will vest on or before September 26, 2020, but do not currently have voting rights: Mr. Huseby-51,282; Mr. Malhotra-26,923; Mr. Donohue-9,616; and Mr. Miller-19,231.

(10)	Does not include the following performance share units which do not have current voting rights: Mr. Huseby-314,285; Mr. Malhotra-61,904; Mr. Donohue-52,380; and Mr. Miller-52,380.
(11)	Does not include 91,677 restricted stock units for which the director has elected to defer receipt and which do not have current voting rights.
(12)	Does not include 59,602 restricted stock units for which the director has elected to defer receipt and which do not have current voting rights.
(13)	Includes an aggregate of 38,096 shares of restricted stock held by a director; 296,461 restricted stock units that will vest on or before September 27, 2020 held by officers as a group.
(14)

Mr. Brover’s shares beneficially owned is as of May 2, 2020, the effective date of Mr. Brover’s resignation from the Company. Upon his resignation from the Company, 246,385 unvested restricted units, performance shares or performance units were forfeited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy and Procedures Governing Related Person Transactions

Our Audit Committee of the Board of Directors of Directors utilizes procedures in evaluating the terms and provisions of proposed related party transactions or agreements in accordance with the fiduciary duties of directors under Delaware law. Our related party transaction procedures contemplate Audit Committee review and approval of all new agreements, transactions or courses of dealing with related parties, including any modifications, waivers or amendments to existing related party transactions. We conduct tests to ensure that the terms of related party transactions are at least as favorable to us as could have been obtained from unrelated parties at the time of the transaction. The Audit Committee considers, at a minimum, the nature of the relationship between us and the related party, the history of the transaction (in the case of modifications, waivers or amendments), the terms of the proposed transaction, our rationale for entering into the transaction and the terms of comparable transactions with unrelated third parties. In addition, management and internal audit annually analyze all existing related party agreements and transactions and review them with the Audit Committee.

Related Party Transactions

We believe that the transactions and agreements discussed below between us and related third parties are at least as favorable to us as could have been obtained from unrelated parties at the time they were entered into.

MBS Lease. MBS Textbook Exchange, LLC (“MBS”), which was majority owned by Leonard Riggio (“Mr. Riggio”), a principal owner holding substantial shares of our common stock, was acquired in February 2017, and is now a wholly-owned subsidiary of the Company. MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners, L.P., which is majority-owned by Mr. Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option that extended the lease term through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. Rental payments to MBS Realty Partners L.P. were approximately $1.4 million in both Fiscal 2020 and Fiscal 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. For Fiscal 2020 and Fiscal 2019, the Company was billed $2,033,094 and $2,029,763, respectively, by E&Y for audit services, including (a) the annual audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements, (b) the audit of the effectiveness of the Company’s internal control over financial reporting, (c) consultation with management as to the accounting or disclosure treatment of transactions or events, (d) international statutory audits, and (e) services that only the independent auditor reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC and review of draft responses to SEC comment letters.

Audit-Related Fees. For Fiscal 2020 and Fiscal 2019, the Company was billed $33,300 and $41,700, respectively, by E&Y for sales audits.

Tax Fees. For Fiscal 2020 and Fiscal 2019, the Company was billed $1,500 and $20,700, respectively, by E&Y for services related to consultation on tax matters.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by its auditors. The policy sets forth the procedures and conditions for both pre-approval of audit-related services to be performed by its auditors (assurance and related services that are reasonably related to the performance of the auditors’ review of the financial statements or that are traditionally performed by the independent auditor) and specific pre-approval for all other services for the current fiscal year consistent with the SEC’s rules on auditor independence. Each year, the Audit Committee approves the engagement of the independent auditor and the projected fees for audit services for the then current fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

Exhibit Number	Exhibit Description
31.3	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE EDUCATION, INC.

	By:	/s/ Michael P. Huseby
August 31, 2020		Michael P. Huseby
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Michael P. Huseby
Michael P. Huseby	Chairman and Chief Executive Officer (Principal Executive Officer)	August 31, 2020

By: /s/ Thomas D. Donohue
Thomas D. Donohue	Chief Financial Officer (Principal Financial Officer)	August 31, 2020

By: /s/ Seema C. Paul
Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	August 31, 2020

By: /s/ Emily C. Chiu
Emily C. Chiu	Director	August 31, 2020

By: /s/ Daniel A. DeMatteo
Daniel A. DeMatteo	Director	August 31, 2020

By: /s/ David G. Golden
David G. Golden	Director	August 31, 2020

By: /s/ John R. Ryan
John R. Ryan	Director	August 31, 2020

By: /s/ Jerry Sue Thornton
Jerry Sue Thornton	Director	August 31, 2020

By: /s/ David A. Wilson
David A. Wilson	Director	August 31, 2020

By: /s/ Lowell W. Robinson
Lowell W. Robinson	Director	August 31, 2020