Form 10-Q
period 2020-08-01
Barnes & Noble Education, Inc.
filed 2020-09-03
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 21, 2020, 48,633,117 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended August 1, 2020

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	August 1, 2020	July 27, 2019
Sales:
Product sales and other	$193,210	$302,227
Rental income	10,804	17,430
Total sales	204,014	319,657
Cost of sales:
Product and other cost of sales	165,765	238,331
Rental cost of sales	7,387	9,669
Total cost of sales	173,152	248,000
Gross profit	30,862	71,657
Selling and administrative expenses	70,043	97,691
Depreciation and amortization expense	14,063	15,879
Impairment loss (non-cash)	—	433
Restructuring and other charges	5,671	1,466
Operating loss	(58,915)	(43,812)
Interest expense, net	2,653	2,532
Loss before income taxes	(61,568)	(46,344)
Income tax benefit	(14,916)	(14,189)
Net loss	$(46,652)	$(32,155)

Loss per share of common stock:
Basic	$(0.96)	$(0.68)
Diluted	$(0.96)	$(0.68)
Weighted average shares of common stock outstanding:
Basic	48,411	47,582
Diluted	48,411	47,582
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	August 1, 2020	July 27, 2019	May 2, 2020
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,471	$8,222	$8,242
Receivables, net	107,522	98,547	90,851
Merchandise inventories, net	575,246	717,765	428,939
Textbook rental inventories	16,482	5,221	40,710
Prepaid expenses and other current assets	22,415	18,069	16,177
Total current assets	729,136	847,824	584,919
Property and equipment, net	94,102	105,902	97,739
Operating lease right-of-use assets	320,287	314,355	250,837
Intangible assets, net	170,466	189,183	175,125
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	8,459	—	7,805
Other noncurrent assets	33,646	40,457	35,307
Total assets	$1,360,796	$1,502,421	$1,156,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$291,496	$443,134	$143,678
Accrued liabilities	75,084	75,876	95,420
Current operating lease liabilities	131,525	111,155	92,571
Short-term borrowings	—	100,000	75,000
Total current liabilities	498,105	730,165	406,669
Long-term deferred taxes, net	—	598	—
Long-term operating lease liabilities	209,867	226,534	186,142
Other long-term liabilities	45,986	50,270	46,170
Long-term borrowings	234,560	74,100	99,700
Total liabilities	988,518	1,081,667	738,681
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 52,654, 51,086 and 52,140 shares, respectively; outstanding, 48,633, 47,607 and 48,298 shares, respectively	526	511	521
Additional paid-in capital	734,474	728,651	732,958
Accumulated deficit	(329,479)	(276,732)	(282,827)
Treasury stock, at cost	(33,243)	(31,676)	(32,901)
Total stockholders' equity	372,278	420,754	417,751
Total liabilities and stockholders' equity	$1,360,796	$1,502,421	$1,156,432
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	August 1, 2020	July 27, 2019
Cash flows from operating activities:
Net loss	$(46,652)	$(32,155)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	14,063	15,879
Content amortization expense	1,164	911
Amortization of deferred financing costs	270	270
Impairment loss (non-cash)	—	433
Deferred taxes	(654)	3,023
Stock-based compensation expense	1,521	2,321
Changes in other long-term liabilities	(266)	(3,244)
Changes in operating lease right-of-use assets and liabilities	(6,770)	5,614
Changes in other operating assets and liabilities, net	(17,515)	(33,295)
Net cash flows used in operating activities	(54,839)	(40,243)
Cash flows from investing activities:
Purchases of property and equipment	(7,055)	(8,309)
Net change in other noncurrent assets	1,605	2,204
Net cash flows used in investing activities	(5,450)	(6,105)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	186,700	120,300
Repayments of borrowings under Credit Agreement	(126,840)	(79,700)
Purchase of treasury shares	(342)	(40)
Net cash flows provided by financing activities	59,518	40,560
Net decrease in cash, cash equivalents and restricted cash	(771)	(5,788)
Cash, cash equivalents and restricted cash at beginning of period	9,008	14,768
Cash, cash equivalents and restricted cash at end of period	$8,237	$8,980
Changes in other operating assets and liabilities, net:
Receivables, net	$(16,671)	$(377)
Merchandise inventories	(146,307)	(297,443)
Textbook rental inventories	24,228	41,780
Prepaid expenses and other current assets	(6,238)	(6,291)
Accounts payable and accrued liabilities	127,473	229,036
Changes in other operating assets and liabilities, net	$(17,515)	$(33,295)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			2,321				2,321
Vested equity awards	56	1	(1)				—
Shares repurchased for tax withholdings for vested stock awards					12	(40)	(40)
Net loss				(32,155)			(32,155)
Balance at July 27, 2019	51,086	$511	$728,651	$(276,732)	3,479	$(31,676)	$420,754

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			1,521				1,521
Vested equity awards	514	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					179	(342)	(342)
Net loss				(46,652)			(46,652)
Balance August 1, 2020	52,654	$526	$734,474	$(329,479)	4,021	$(33,243)	$372,278

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education or "BNED", Inc., a Delaware corporation. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC. References to “Student Brands” refer to our direct-to-student subscription-based writing services business operated through our subsidiary Student Brands, LLC.
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 2, 2020, April 27, 2019 and April 28, 2018 (Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,442 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We believe the BNC and MBS brands are synonymous with innovation in bookselling and campus retail, and, are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
We have three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Segment Reporting in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
In Fiscal 2020, we retained Morgan Stanley & Co. LLC to serve as a financial advisor in connection with our review of strategic opportunities. The review was designed to accelerate the execution of customer-focused strategic initiatives and enhance value for our shareholders, including, but not limited to, continued execution of our current business plan, new partnerships, joint ventures and other potential opportunities. On August 24, 2020, we announced that we had concluded our review of strategic opportunities. After extensive evaluation and deliberation, and in consultation with its financial and legal advisors, the Board unanimously determined that the continued execution of the Company’s current business plan is the best path forward for the Company and its shareholders.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

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
The first quarter is historically a low revenue period and our first quarter results were significantly impacted by the COVID-19 pandemic. As many schools shifted from an on-campus to a remote learning model, we were able to serve students through our Custom Store Solutions “CSS” model, virtual bookstores, individual school websites and digital offerings to ensure students were equipped with their course materials to continue their education, wherever they may be. The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended August 1, 2020 are not indicative of the results expected for the 52 weeks ending May 1, 2021 (Fiscal 2021).
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
For the 13 weeks ended August 1, 2020 and July 27, 2019
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
Leases
We recognize lease assets and lease liabilities on the condensed consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification ("ASC") Topic 842, Leases. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. For additional information, see Note 5. Leases.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

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
Evaluation of Goodwill and Other Long-Lived Assets
As of August 1, 2020, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
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
Our other long-lived assets include property and equipment and amortizable intangibles. As of August 1, 2020, we had $94,102 and $170,466 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the fourth quarter of Fiscal 2020, in conjunction with COVID-19 related campus store closures, we evaluated certain of our long-lived assets associated with our Retail and Wholesale segments for impairment. Based on the results of the tests, for the Retail segment, we recognized an impairment loss of $587 during the fourth quarter of Fiscal 2020, related to store-level assets in restructuring and other charges. These long-lived assets were not recoverable and had a de minimis fair value, as determined using an income approach (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended August 1, 2020, COVID-19 related closed campus stores began to re-open with sales fulfilled either from the stores, from our Wholesale operations, or drop ship programs, as well as online direct-to-student services. We believe indicators of impairment do not exist and the carrying amount of our long-lived assets and property and equipment are recoverable and the fair value of the DSS reporting unit continues to exceed the carrying value of the reporting unit resulting in no goodwill impairment during the quarter.
During the 13 weeks ended July 27, 2019, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Income Taxes
As of August 1, 2020, other long-term liabilities includes $25,748 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,597 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Note 3. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the existing incurred loss impairment model for trade receivables with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. These changes may result in earlier recognition of credit losses. We adopted this guidance during the first quarter of Fiscal 2021 with no cumulative-effect adjustment to retained earnings. The guidance does not have a material impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance seeks to simplify the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance seeks to further simplify the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing whether we will early adopt this guidance, and the impact on our condensed consolidated financial statements is not currently estimable.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Note 4. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services. See Note 2. Summary of Significant Accounting Policies for additional information related to our revenue recognition policies and Note 6. Segment Reporting for a description of each segment's product and service offerings.
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended
	August 1, 2020	July 27, 2019
Retail
Product Sales	$141,826	$246,375
Rental Income	10,804	17,430
Service and Other Revenue (a)	6,146	10,851
Retail Total Sales	$158,776	$274,656
Wholesale Sales	$80,294	$72,309
DSS Sales (b)	$5,872	$5,374
Eliminations (c)	$(40,928)	$(32,682)
Total Sales	$204,014	$319,657
(a)Service and other revenue primarily relates to brand partnerships and other service revenues.
(b)DSS sales primarily relate to direct-to-student subscription-based revenue.
(c)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of August 1, 2020, July 27, 2019 and May 2, 2020 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $16,270, $14,188, and $13,373 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended August 1, 2020, July 27, 2019 and May 2, 2020, respectively.
The following table presents changes in contract liabilities:

	13 weeks ended
	August 1, 2020	July 27, 2019
Deferred revenue at the beginning of period	$13,373	$20,418
Additions to deferred revenue during the period	21,411	18,083
Reductions to deferred revenue for revenue recognized during the period	(18,514)	(24,313)
Deferred revenue balance at the end of period	$16,270	$14,188
As of August 1, 2020, we expect to recognize $16,270 of the deferred revenue balance within the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Leases
We recognize lease assets and lease liabilities on the condensed consolidated balance sheets for substantially all lease arrangements as required by FASB ASC 842, Leases (Topic 842). Our portfolio of leases consists of operating leases comprised of operations agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We do not have finance leases or short-term leases (i.e., those with a term of twelve months or less).
We recognize a right of use ("ROU") asset and lease liability in our condensed consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. Our lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
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
The following table summarizes lease expense:

	13 weeks ended
	August 1, 2020	July 27, 2019
Variable lease expense	$7,407	$16,589
Operating lease expense	9,796	17,905
Net lease expense	$17,203	$34,494
The decrease in lease expense is primarily due to lower sales for contracts based on a percentage of revenue and the impact of the timing and reduction of minimum contractual guarantees.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of August 1, 2020:

As of
August 1, 2020
Remainder of Fiscal 2021	$140,218
Fiscal 2022	52,489
Fiscal 2023	44,574
Fiscal 2024	36,159
Fiscal 2025	29,706
Thereafter	88,023
Total lease payments	391,169
Less: imputed interest	(49,777)
Operating lease liabilities at period end	$341,392

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Future lease payment obligations related to leases that were entered into, but did not commence as of August 1, 2020, were not material.
The following summarizes additional information related to our operating leases:

As of
August 1, 2020
Weighted average remaining lease term (in years)	5.4 years
Weighted average discount rate	4.4%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$16,676
ROU assets obtained in exchange for lease liabilities from initial recognition	$89,167
Note 6. Segment Reporting
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Retail
The Retail Segment operates 1,442 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 670 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,400 physical bookstores (including our Retail Segment's 772 physical bookstores) and sources and distributes new and used textbooks to our 670 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
DSS
The Digital Student Solutions (“DSS”) Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, writing and tutoring.
Corporate Services represents unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Intercompany Eliminations
The eliminations are primarily related to the following intercompany activities:
•The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale, and
•These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
Our international operations are not material and the majority of the revenue and total assets are within the United States.
Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	August 1, 2020	July 27, 2019
Sales:
Retail	$158,776	$274,656
Wholesale	80,294	72,309
DSS	5,872	5,374
Elimination	(40,928)	(32,682)
Total Sales	$204,014	$319,657

Gross Profit
Retail	$16,135	$62,139
Wholesale	16,757	14,918
DSS	4,746	4,414
Elimination	(6,776)	(9,814)
Total Gross Profit	$30,862	$71,657

Depreciation and Amortization
Retail	$10,570	$11,977
Wholesale	1,295	1,565
DSS	2,165	2,304
Corporate Services	33	33
Total Depreciation and Amortization	$14,063	$15,879

Operating Loss (Income)
Retail	$(54,816)	$(35,042)
Wholesale	11,671	8,594
DSS	(1,455)	(2,003)
Corporate Services	(7,552)	(5,550)
Elimination	(6,763)	(9,811)
Total Operating Loss	$(58,915)	$(43,812)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended
	August 1, 2020	July 27, 2019
The following is a reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:
Total Operating Loss	$(58,915)	$(43,812)
Interest Expense, net	2,653	2,532
Loss Before Income Taxes	$(61,568)	$(46,344)

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended August 1, 2020, we did not repurchase shares of our Common Stock under the program and as of August 1, 2020, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended August 1, 2020, we repurchased 178,669 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended August 1, 2020 and July 27, 2019 average shares of 2,665,779 and 3,746,663 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings (loss) per share calculation:

	13 weeks ended
(shares in thousands)	August 1, 2020	July 27, 2019
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(46,652)	$(32,155)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	48,411	47,582

Loss per share of Common Stock:
Basic	$(0.96)	$(0.68)
Diluted	$(0.96)	$(0.68)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
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
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
During the 13 weeks ended August 1, 2020, we borrowed $186,700 and repaid $126,840 under the Credit Agreement, with $234,560 of outstanding borrowings as of August 1, 2020, comprised entirely of borrowings under the Credit Facility. During the 13 weeks ended July 27, 2019, we borrowed $120,300 and repaid $79,700 under the Credit Agreement, with $174,100 of outstanding borrowings as of July 27, 2019, comprised of $74,100 and $100,000 under the Credit Facility and FILO Facility, respectively. As of both August 1, 2020 and July 27, 2019, we have issued $4,759 in letters of credit under the Credit Facility.
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
Restructuring and other charges
During the 13 weeks ended August 1, 2020, we recognized restructuring and other charges totaling $5,671 comprised of $3,396 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($10,562 is included in accrued liabilities in the consolidated balance sheet as of August 1, 2020), $2,103 for professional service costs related to restructuring, process improvements, and shareholder activist activities, and $172 related to liabilities for a facility closure.
During the 13 weeks ended July 27, 2019, we recognized restructuring and other charges totaling $1,466 comprised of $631 for severance and other employee termination and benefit costs associated with several management changes and the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

elimination of various positions as part of cost reduction objectives, and $735 related to professional service costs related to restructuring and process improvements.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 and $1,538 during the 13 weeks ended August 1, 2020 and July 27, 2019, respectively.
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
During the 13 weeks ended August 1, 2020, no awards were granted under the Equity Incentive Plan. We recognized stock-based compensation expense for equity-based awards in selling and administrative expenses as follows:

	13 weeks ended
	August 1, 2020	July 27, 2019
Restricted stock expense	$30	$30
Restricted stock units expense	1,359	1,990
Performance shares expense	—	12
Performance share units expense	132	289
Stock-based compensation expense	$1,521	$2,321

Total unrecognized compensation cost related to unvested awards as of August 1, 2020 was $4,884 and is expected to be recognized over a weighted-average period of 1.5 years.
Note 13. Income Taxes
We recorded income tax benefit of $(14,916) on a pre-tax loss of $(61,568) during the 13 weeks ended August 1, 2020, which represented an effective income tax rate of 24.2% and income tax benefit of $(14,189) on pre-tax loss of $(46,344) during the 13 weeks ended July 27, 2019, which represented an effective income tax rate of 30.6%. The effective tax rate for the 13 weeks ended August 1, 2020 is lower as compared to the prior year comparable period due to permanent differences.
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
Between January 22, 2020 and July 23, 2020, thirteen purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary, they claim, on their own behalf and on behalf of the purported classes,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended August 1, 2020 and July 27, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation has consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,442 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We believe the BNC and MBS brands are synonymous with innovation in bookselling and campus retail, and are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important for leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
In August 2020, we expanded our existing strategic partnership with VitalSource® to provide students with increased access to additional learning opportunities through a unique bundle of its bartleby homework help services, bartleby learn™ and bartleby write™. The VitalSource direct-to-student channel will now offer students unique access to the bartleby study bundle™ with the purchase of a qualifying VitalSource eBook.
In Fiscal 2020, we retained Morgan Stanley & Co. LLC to serve as a financial advisor in connection with our review of strategic opportunities. The review was designed to accelerate the execution of customer-focused strategic initiatives and enhance value for our shareholders, including, but not limited to, continued execution of our current business plan, new partnerships, joint ventures and other potential opportunities. On August 24, 2020, we announced that we had concluded our review of strategic opportunities. After extensive evaluation and deliberation, and in consultation with its financial and legal advisors, the Board unanimously determined that the continued execution of the Company’s current business plan is the best path forward for the Company and its shareholders.
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
The first quarter is historically a low revenue period and our first quarter results were significantly impacted by the COVID-19 pandemic. As many schools shifted from an on-campus to a remote learning model, we were able to serve students through our Custom Store Solutions “CSS” model, virtual bookstores, individual school websites and digital offerings to ensure students were equipped with their course materials to continue their education, wherever they may be. The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses.
Segments
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Retail Segment
The Retail Segment operates 1,442 college, university, and K-12 school bookstores, comprised of 772 physical bookstores and 670 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials, including e-content, are offered at a reduced price through a course materials fee, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,400 physical bookstores (including our Retail Segment's 772 physical bookstores) and sources and distributes new and used textbooks to our 670 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
DSS Segment
The Digital Student Solutions (“DSS”) Segment includes direct-to-student products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, writing and tutoring.
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
Trends, Competition and Other Business Conditions Affecting Our Business
The market for educational materials is undergoing unprecedented change. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:

•Overall Economic Environment, College Enrollment and Consumer Spending Patterns. Our business is affected by the overall economic environment, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise.
•Impact of COVID-19: The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Although many institutions have reopened, academic institutions are considering alternatives to traditional in-person instruction, including on-line learning and significantly reduced classroom size.
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment.
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g. low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Enrollment trends may be negatively impacted overall by COVID-19 concerns at physical campuses, although there is some preliminary evidence that community college systems that rely more on "commuter" rather than "residential" students may experience less of a negative impact, or some may even experience an increase, in enrollment due to projected high unemployment rates in the Fall of 2021. A significant reduction in U.S. economic activity and increased unemployment, which could lead to decreased enrollment and consumer spending. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
•Increased Use of Online and Digital Platforms as Companions or Alternatives to Printed Course Materials. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms.
•Distribution Network Evolving. The way course materials are distributed and consumed is changing significantly, a trend that is expected to continue. The market for course materials, including textbooks and supplemental materials, is intensely competitive and subject to rapid change.
•Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, publishers, including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, and student-to-student transactions over the Internet.
•Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program, both of which are relatively nascent.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as inclusive access programs and publisher subscription models) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or essential bookstores we operate may close. Such stores could be included in contracts for stores we operate that may be deemed non-essential; and such stores could be operated by others or independently by schools. The scope of any such store closures remains uncertain at this time, although we are not aware, at this time, of any significant volume of stores which we operate that are likely to close or have informed us of upcoming closures.
For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended May 2, 2020.
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
Results of Operations - Summary

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019
Sales:
Product sales and other	$193,210	$302,227
Rental income	10,804	17,430
Total sales	$204,014	$319,657

Net loss	$(46,652)	$(32,155)

Adjusted Earnings (non-GAAP) (a)	$(41,716)	$(30,075)

Adjusted EBITDA (non-GAAP) (a)
Retail	$(40,640)	$(21,492)
Wholesale	12,966	10,159
DSS	1,664	1,028
Corporate Services	(5,244)	(5,007)
Elimination	(6,763)	(9,811)
Total Adjusted EBITDA (non-GAAP)	$(38,017)	$(25,123)

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	August 1, 2020	July 27, 2019
Sales:
Product sales and other	94.7%	94.5%
Rental income	5.3	5.5
Total sales	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	85.8	78.9
Rental cost of sales (a)	68.4	55.5
Total cost of sales	84.9	77.6
Gross margin	15.1	22.4
Selling and administrative expenses	34.3	30.6
Depreciation and amortization expense	6.9	5.0
Impairment loss (non-cash)	—	0.1
Restructuring and other charges	2.8	0.5
Operating loss	(28.9)%	(13.8)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 weeks ended August 1, 2020 compared with the 13 weeks ended July 27, 2019

	13 weeks ended, August 1, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$147,972	$80,294	$5,872	$—	$(40,928)	$193,210
Rental income	10,804	—	—	—	—	10,804
Total sales	158,776	80,294	5,872	—	(40,928)	204,014
Cost of sales:
Product and other cost of sales	135,254	63,537	1,126	—	(34,152)	165,765
Rental cost of sales	7,387	—	—	—	—	7,387
Total cost of sales	142,641	63,537	1,126	—	(34,152)	173,152
Gross profit	16,135	16,757	4,746	—	(6,776)	30,862
Selling and administrative expenses	56,985	3,791	4,036	5,244	(13)	70,043
Depreciation and amortization expense	10,570	1,295	2,165	33	—	14,063
Sub-Total:	$(51,420)	$11,671	$(1,455)	$(5,277)	$(6,763)	(53,244)
Restructuring and other charges						5,671
Operating loss						$(58,915)

	13 weeks ended, July 27, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$257,226	$72,309	$5,374	$—	$(32,682)	$302,227
Rental income	17,430	—	—	—	—	17,430
Total sales	274,656	72,309	5,374	—	(32,682)	319,657
Cost of sales:
Product and other cost of sales	202,848	57,391	960	—	(22,868)	238,331
Rental cost of sales	9,669	—	—	—	—	9,669
Total cost of sales	212,517	57,391	960	—	(22,868)	248,000
Gross profit	62,139	14,918	4,414	—	(9,814)	71,657
Selling and administrative expenses	83,815	4,759	4,113	5,007	(3)	97,691
Depreciation and amortization expense	11,977	1,565	2,304	33	—	15,879
Sub-Total:	$(33,653)	$8,594	$(2,003)	$(5,040)	$(9,811)	(41,913)
Restructuring and other charges						1,466
Impairment loss (non-cash)						433
Operating loss						$(43,812)

Sales
The following table summarizes our sales for the 13 ended August 1, 2020 and July 27, 2019:

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019	%
Product sales and other	$193,210	$302,227	(36.1)%
Rental income	10,804	17,430	(38.0)%
Total Sales	$204,014	$319,657	(36.2)%

Our sales decreased by $115.6 million, or 36.2%, to $204.0 million during the 13 weeks ended August 1, 2020 from $319.7 million during the 13 weeks ended July 27, 2019. The components of the variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	August 1, 2020	July 27, 2019
Retail Sales
New stores	$7.9	$6.2
Closed stores	(5.1)	(5.6)
Comparable stores (a)	(106.6)	(10.9)
Textbook rental deferral	(6.4)	0.8
Service revenue (b)	(4.7)	(0.5)
Other (c)	(1.0)	(2.4)
Retail sales subtotal:	$(115.9)	$(12.4)
Wholesale Sales	$8.0	$(17.6)
DSS Sales	$0.5	$(0.3)
Eliminations (d)	$(8.2)	$12.5
Total sales variance:	$(115.6)	$(17.8)
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
Retail
Retail sales decreased by $115.9 million, or 42.2%, to $158.8 million during the 13 weeks ended August 1, 2020 from $274.7 million during the 13 weeks ended July 27, 2019. The first quarter is typically a low sales activity period for Retail. Retail added 64 new stores and closed 41 stores (not including temporary store closings due to COVID-19) during the 13 weeks ended August 1, 2020, ending the period with a total of 1,442 stores.

	13 weeks ended
	August 1, 2020		July 27, 2019
Number of Stores:	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	772	647	772	676
Opened	24	40	38	46
Closed	24	17	33	8
Number of stores at end of period	772	670	777	714

Product and other sales for Retail for the 13 weeks ended August 1, 2020 decreased by $109.2 million, or 42.5% to $148.0 million from $257.2 million during the 13 weeks ended July 27, 2019. The first quarter is typically a low sales activity period for Retail. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from temporary store closings related to COVID-19. Textbook (Course Materials) revenue for Retail decreased primarily due to lower new and used textbook and other course materials sales, while First Day, digital and eTextbook revenue increased. General merchandise sales for Retail decreased primarily due to lower emblematic apparel sales (as many athletic events were canceled due to COVID-19), lower supply product sales and lower graduation product sales (primarily due to COVID-19 related campus closures). We have made continued progress in the development of our next generation e-commerce platform, which launched in Fiscal 2021 to deliver increased high-margin general merchandise sales.
Rental income for Retail for the 13 weeks ended August 1, 2020 decreased by $6.6 million, or 38.0% to $10.8 million from $17.4 million during the 13 weeks ended July 27, 2019. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity impacted by increased digital offerings.
Comparable store sales for Retail decreased for the 13 week sales period. Comparable store sales were impacted primarily by COVID-19 related campus store closures, a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, lower general merchandise sales (including graduation products and logo products for athletic events) and lower student enrollment, specifically in two-year community colleges. These decreases were partially offset by increased First Day, digital and eTextbook revenue. Comparable store sales variances for Retail by category for the 13 week periods are as follows:

Comparable Store Sales variances - Retail	13 weeks ended
Dollars in millions	August 1, 2020		July 27, 2019
Textbooks (Course Materials)	$(11.3)	(10.1)%	$(13.7)	(11.0)%
General Merchandise	(87.6)	(68.3)%	5.9	4.9%
Trade Books	(7.7)	(85.2)%	(1.2)	(11.8)%
Total Comparable Store Sales	$(106.6)	(42.8)%	$(9.0)	(3.5)%

Wholesale
Wholesale sales increased by $8.0 million, or 11.0%, to $80.3 million during the 13 weeks ended August 1, 2020 from $72.3 million during the 13 weeks ended July 27, 2019. The increase is primarily due to lower returns and allowances as a result of customer sales mix. During the 13 months ended August 1, 2020, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures.
DSS
DSS total sales increased by $0.5 million or 9.3% to $5.9 million during the 13 weeks ended August 1, 2020 from $5.4 million during the 13 weeks ended July 27, 2019, primarily due to an increase in bartleby subscription sales, partially offset by lower Student Brands sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 84.9% during the 13 weeks ended August 1, 2020 compared to 77.6% during the 13 weeks ended July 27, 2019. Our gross margin decreased by $40.8 million, or 56.9%, to $30.9 million, or 15.1% of sales, during the 13 weeks ended August 1, 2020 from $71.6 million, or 22.4% of sales during the 13 weeks ended July 27, 2019.
Retail
The following table summarizes the Retail cost of sales for the 13 weeks ended August 1, 2020 and July 27, 2019:

	13 weeks ended
Dollars in thousands	August 1, 2020	% of Related Sales	July 27, 2019	% of Related Sales
Product and other cost of sales	$135,254	91.4%	$202,848	78.9%
Rental cost of sales	7,387	68.4%	9,669	55.5%
Total Cost of Sales	$142,641	89.8%	$212,517	77.4%
The following table summarizes the Retail gross margin for the 13 weeks ended August 1, 2020 and July 27, 2019:

	13 weeks ended
Dollars in thousands	August 1, 2020	% of Related Sales	July 27, 2019	% of Related Sales
Product and other gross margin	$12,718	8.6%	$54,378	21.1%
Rental gross margin	3,417	31.6%	7,761	44.5%
Gross Margin	$16,135	10.2%	$62,139	22.6%
For the 13 weeks ended August 1, 2020, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (1250 basis points), driven primarily by an unfavorable sales mix (950 basis points) due to lower high-margin general merchandise sales of approximately $87.6 million and the shift to lower margin digital courseware, and lower margin rates (550 basis points) due to higher markdowns, partially offset by lower contract costs as a percentage of sales related to our college and university contracts (255 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (1290 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (1125 basis points) and unfavorable rental mix (255 basis points), partially offset by higher rental margin rates (90 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $63.5 million, or 79.1% of sales, and $16.8 million, or 20.9% of sales, respectively, during the 13 weeks ended August 1, 2020. The cost of sales and gross margin for Wholesale was $57.4 million or 79.4% of sales and $14.9 million or 20.6% of sales, respectively, during the 13 weeks ended July 27, 2019.
The gross margin increased during the 13 weeks ended August 1, 2020 primarily due to the Wholesale operations assuming direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures.

DSS
The gross margin for the DSS segment was $4.7 million, or 80.8% of sales, during the 13 weeks ended August 1, 2020 and $4.4 million, or 82.1% of sales, during the 13 weeks ended July 27, 2019. The high gross margins are driven primarily by high margin subscription service revenue earned. The decrease in gross margin is primarily due to increased amortization of content development costs of $0.3 million for bartleby textbook solutions.
Intercompany Eliminations
During the 13 weeks ended August 1, 2020 and July 27, 2019, our sales eliminations were $(40.9) million and $(32.7) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended August 1, 2020 and July 27, 2019, the cost of sales eliminations were $(34.2) million and $(22.9) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended August 1, 2020 and July 27, 2019, the gross margin eliminations were $(6.8) million and $(9.8) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	August 1, 2020	% of Sales	July 27, 2019	% of Sales
Total Selling and Administrative Expenses	$70,043	34.3%	$97,691	30.6%
During the 13 weeks ended August 1, 2020, selling and administrative expenses decreased by $27.7 million, or 28.3%, to $70.0 million from $97.7 million during the 13 weeks ended July 27, 2019.
The variances by segment are as follows:
Retail
During the 13 weeks ended August 1, 2020, Retail selling and administrative expenses decreased by $26.8 million, or 32.0%, to $57.0 million from $83.8 million during the 13 weeks ended July 27, 2019. This decrease was primarily due to a $22.8 million decrease in stores payroll and operating expenses, including comparable stores, primarily due to furloughed store employees, lower virtual stores and new/closed stores payroll and operating expenses, and a decrease of $4.0 million in corporate payroll, infrastructure costs, product development costs and digital operations costs.
Wholesale
During the 13 weeks ended August 1, 2020, Wholesale selling and administrative expenses decreased by $1.0 million or 20.4% to $3.8 million from $4.8 million during the 13 weeks ended July 27, 2019. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
During the 13 weeks ended August 1, 2020, DSS selling and administrative expenses decreased by $0.1 million to $4.0 million from $4.1 million during the 13 weeks ended July 27, 2019. The decrease in costs was primarily driven by lower payroll.
Corporate Services
During the 13 weeks ended August 1, 2020, Corporate Services' selling and administrative expenses increased by $0.2 million or 4.7% to $5.2 million from $5.0 million during the 13 weeks ended July 27, 2019. The increase was primarily due to higher compensation-related expense and higher operating expenses, partially offset by lower stock-based compensation expense.

Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	August 1, 2020	% of Sales	July 27, 2019	% of Sales
Total Depreciation and Amortization Expense	$14,063	6.9%	$15,879	5.0%
Depreciation and amortization expense decreased by $1.8 million, or 11.4%, to $14.1 million during the 13 weeks ended August 1, 2020 from $15.9 million during the 13 weeks ended July 27, 2019. The decrease was primarily attributable to lower depreciation related to closed stores and lower capital expenditures.
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
Restructuring and other charges
During the 13 weeks ended August 1, 2020, we recognized restructuring and other charges totaling $5.7 million comprised of $3.4 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $2.1 million for professional service costs related to restructuring, process improvements, and shareholder activist activities, and $0.2 million related to liabilities for a facility closure.
During the 13 weeks ended July 27, 2019, we recognized restructuring and other charges totaling $1.5 million comprised of $0.6 million for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $0.7 million related to professional service costs related to restructuring and process improvements.
Operating Loss

	13 weeks ended
Dollars in thousands	August 1, 2020	% of Sales	July 27, 2019	% of Sales
Total Operating Loss	$(58,915)	(28.9)%	$(43,812)	(13.8)%
Our operating loss was $(58.9) million during the 13 weeks ended August 1, 2020, compared to an operating loss of $(43.8) million during the 13 weeks ended July 27, 2019. The increase in operating loss is due to the matters discussed above. For the 13 weeks ended August 1, 2020, excluding the $5.7 million of restructuring and other charges, discussed above, operating loss was $(53.2) million. For the 13 weeks ended July 27, 2019, excluding the $1.5 million of restructuring and other charges and impairment loss of $0.4 million, discussed above, operating loss was $(41.9) million.
Interest Expense, Net

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019
Interest Expense, Net	$2,653	$2,532
Net interest expense increased by $0.1 million, or 4.8%, to $2.6 million during the 13 weeks ended August 1, 2020 from $2.5 million during the 13 weeks ended July 27, 2019. The increase was primarily due to higher borrowings compared to the prior year.
Income Tax Benefit

	13 weeks ended
Dollars in thousands	August 1, 2020	Effective Rate	July 27, 2019	Effective Rate
Income Tax Benefit	$(14,916)	24.2%	$(14,189)	30.6%
We recorded an income tax benefit of $(14.9) million on a pre-tax loss of $(61.6) million of during the 13 weeks ended August 1, 2020, which represented an effective income tax rate of 24.2% and we recorded an income tax benefit of $(14.2) million on a pre-tax loss of $(46.3) million during the 13 weeks ended July 27, 2019, which represented an effective income tax rate of 30.6%.

The effective tax rate for the 13 weeks ended August 1, 2020 is lower as compared to the comparable prior year due to permanent differences.
Net Loss

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019
Net loss	$(46,652)	$(32,155)
As a result of the factors discussed above, net loss was $(46.7) million during the 13 weeks ended August 1, 2020, compared with net loss of $(32.2) million during the 13 weeks ended July 27, 2019.
Adjusted Earnings (non-GAAP) is $(41.7) million during the 13 weeks ended August 1, 2020, compared with $(30.1) million during the 13 weeks ended July 27, 2019. See Adjusted Earnings (non-GAAP) discussion below.
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
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in the Form 10-K for the year ended May 2, 2020, the reconciliation of Adjusted Earnings to net income and the reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019
Net loss	$(46,652)	$(32,155)
Reconciling items, after-tax (below)	4,936	2,080
Adjusted Earnings (non-GAAP)	$(41,716)	$(30,075)

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$—	$433
Content amortization (non-cash)	1,164	911
Restructuring and other charges (a)	5,671	1,466
Reconciling items, pre-tax	6,835	2,810
Less: Pro forma income tax impact (b)	1,899	730
Reconciling items, after-tax	$4,936	$2,080
(a)  See Management Discussion and Analysis and Results of Operations discussion above.
(b) Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019
Net loss	$(46,652)	$(32,155)
Add:
Depreciation and amortization expense	14,063	15,879
Content amortization (non-cash)	1,164	911
Interest expense, net	2,653	2,532
Income tax benefit	(14,916)	(14,189)
Impairment loss (non-cash) (a)	—	433
Restructuring and other charges (a)	5,671	1,466
Adjusted EBITDA (non-GAAP) (a)	$(38,017)	$(25,123)
(a)  See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 weeks ended August 1, 2020 and July 27, 2019.

Adjusted EBITDA - by Segment	13 weeks ended, August 1, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$158,776	$80,294	$5,872	$—	$(40,928)	$204,014
Cost of sales (a)	142,431	63,537	172	—	(34,152)	171,988
Gross profit	16,345	16,757	5,700	—	(6,776)	32,026
Selling and administrative expenses	56,985	3,791	4,036	5,244	(13)	70,043
Adjusted EBITDA (non-GAAP)	$(40,640)	$12,966	$1,664	$(5,244)	$(6,763)	$(38,017)

Adjusted EBITDA - by Segment	13 weeks ended, July 27, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$274,656	$72,309	$5,374	$—	$(32,682)	$319,657
Cost of sales (a)	212,333	57,391	233	—	(22,868)	247,089
Gross profit	62,323	14,918	5,141	—	(9,814)	72,568
Selling and administrative expenses	83,815	4,759	4,113	5,007	(3)	97,691
Adjusted EBITDA (non-GAAP)	$(21,492)	$10,159	$1,028	$(5,007)	$(9,811)	$(25,123)
(a) For the 13 weeks ended August 1, 2020, gross margin excludes $0.2 million and $1.0 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 13 weeks ended July 27, 2019, gross margin excludes $0.2 million and $0.7 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.
(b) See Management Discussion and Analysis and Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of August 1, 2020, we had $234.6 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
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
The first quarter is historically a low revenue period and our first quarter results were significantly impacted by the COVID-19 pandemic. As many schools shifted from an on-campus to a remote learning model, we were able to serve students through our Custom Store Solutions “CSS” model, virtual bookstores, individual school websites and digital offerings to ensure students were equipped with their course materials to continue their education, wherever they may be. The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. Additionally, we currently expect to see the most significant impacts of COVID-19 on our business in the first half of Fiscal 2021. However, we cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations.
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
Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	August 1, 2020	July 27, 2019
Cash, cash equivalents, and restricted cash at beginning of period	$9,008	$14,768
Net cash flows used in operating activities	(54,839)	(40,243)
Net cash flows used in investing activities	(5,450)	(6,105)
Net cash flows provided by financing activities	59,518	40,560
Cash, cash equivalents, and restricted cash at end of period	$8,237	$8,980
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
Cash flows used in operating activities during the 13 weeks ended August 1, 2020 were $(54.8) million compared to $(40.2) million during the 13 weeks ended July 27, 2019. This increase in cash used in operating activities of $14.6 million was primarily due to higher net loss compared to the prior year and changes in working capital. As discussed above, our operations were highly impacted by COVID-19 related campus store closures.

Cash Flow from Investing Activities
Cash flows used in investing activities during the 13 weeks ended August 1, 2020 were $(5.5) million compared to $(6.1) million during the 13 weeks ended July 27, 2019. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems, renewing existing contracts and new store construction and lower payments to acquire businesses and the change in other noncurrent assets for contractual obligations.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $7.1 million and $8.3 million during the 13 weeks ended August 1, 2020 and July 27, 2019, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended August 1, 2020 were $59.5 million compared to $40.6 million during the 13 weeks ended July 27, 2019. This net change of $18.9 million is primarily due to higher net borrowings under the credit agreement.
Financing Arrangements
We have a credit agreement (the “Credit Agreement”), amended March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million. On March 2, 2020, we were granted a waiver to the condition to the upcoming draw under the FILO Facility, scheduled for April 2020, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $90 million.
During the 13 weeks ended August 1, 2020, we borrowed $186.7 million and repaid $126.8 million under the Credit Agreement, with $234.6 million of outstanding borrowings as of August 1, 2020, comprised entirely of outstanding borrowings under the Credit Facility. During the 13 weeks ended July 27, 2019, we borrowed $120.3 million and repaid $79.7 million under the Credit Agreement, with $174.1 million of outstanding borrowings as of July 27, 2019, comprised of $74.1 million and $100.0 million under the Credit Facility and FILO Facility, respectively. As of both August 1, 2020 and July 27, 2019, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Income Tax Implications on Liquidity
As of August 1, 2020, other long-term liabilities includes $25.7 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.6 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended August 1, 2020, we did not repurchase any of our Common Stock under the stock repurchase program. As of August 1, 2020, approximately $26.7 million remains available under the stock repurchase program.
During the 13 weeks ended August 1, 2020, we repurchased 178,669 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Off-Balance Sheet Arrangements
As of August 1, 2020, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:
•risks associated with COVID-19 and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks;
•general competitive conditions, including actions our competitors and content providers may take to grow their businesses;
•a decline in college enrollment or decreased funding available for students;
•decisions by colleges and universities to outsource their physical and/or online bookstore operations or change the operation of their bookstores;
•implementation of our digital strategy may not result in the expected growth in our digital sales and/or profitability;
•risk that digital sales growth does not exceed the rate of investment spend;
•the performance of our online, digital and other initiatives, integration of and deployment of, additional products and services including new digital channels, and enhancements to higher education digital products, and the inability to achieve the expected cost savings;
•the risk of price reduction or change in format of course materials by publishers, which could negatively impact revenues and margin;
•the general economic environment and consumer spending patterns;
•decreased consumer demand for our products, low growth or declining sales;
•the strategic objectives, successful integration, anticipated synergies, and/or other expected potential benefits of various acquisitions, may not be fully realized or may take longer than expected;
•the integration of the operations of various acquisitions into our own may also increase the risk of our internal controls being found ineffective;

•changes to purchase or rental terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;
•our ability to successfully implement our strategic initiatives including our ability to identify, compete for and execute upon additional acquisitions and strategic investments;
•risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;
•technological changes;
•risks associated with counterfeit and piracy of digital and print materials;
•our international operations could result in additional risks;
•our ability to attract and retain employees;
•risks associated with data privacy, information security and intellectual property;
•trends and challenges to our business and in the locations in which we have stores;
•non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;
•disruptions to our information technology systems, infrastructure and data due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;
•disruption of or interference with third party web service providers and our own proprietary technology;
•work stoppages or increases in labor costs;
•possible increases in shipping rates or interruptions in shipping service;
•product shortages, including decreases in the used textbook inventory supply associated with the implementation of publishers’ digital offerings and direct to student textbook consignment rental programs, as well as the risks associated with the impacts that public health crises may have on the ability of our suppliers to manufacture or source products, particularly from outside of the United States;
•changes in domestic and international laws or regulations, including U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;
•enactment of laws or changes in enforcement practices which may restrict or prohibit our use of texts, emails, interest based online advertising, recurring billing or similar marketing and sales activities;
•the amount of our indebtedness and ability to comply with covenants applicable to any future debt financing;
•our ability to satisfy future capital and liquidity requirements;
•our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;
•adverse results from litigation, governmental investigations, tax-related proceedings, or audits;
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

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
Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Between January 22, 2020 and July 23, 2020, thirteen purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary, they claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation has consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended August 1, 2020 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of August 1, 2020 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2020 - May 30, 2020	—	$—	—	$26,669,324
May 31, 2020 - July 4, 2020	—	$—	—	$26,669,324
July 5, 2020 - August 2, 2020	—	$—	—	$26,669,324
	—	$—	—
(a)  This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended August 1, 2020, we did not repurchase any shares of our Common Stock under the program.
During the 13 weeks ended August 1, 2020, we repurchased 178,669 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
None

Item 6. Exhibits

10.1
Cooperation Agreement, dated July 20, 2020, entered between the Company and Outerbridge Capital Management, LLC, which currently owns approximately 13.5% of the Company's outstanding shares, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 21, 2020, and incorporated herein by reference.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
September 3, 2020