Form 10-Q
period 2020-10-31
Barnes & Noble Education, Inc.
filed 2020-12-08
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 27, 2020, 49,063,650 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 31, 2020

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Sales:
Product sales and other	$551,832	$718,543	$745,042	$1,020,770
Rental income	43,653	53,685	54,457	71,115
Total sales	595,485	772,228	799,499	1,091,885
Cost of sales:
Product and other cost of sales	452,475	553,070	618,240	791,401
Rental cost of sales	27,725	32,208	35,112	41,877
Total cost of sales	480,200	585,278	653,352	833,278
Gross profit	115,285	186,950	146,147	258,607
Selling and administrative expenses	91,972	113,404	162,015	211,095
Depreciation and amortization expense	13,193	15,546	27,256	31,425
Impairment loss (non-cash)	—	—	—	433
Restructuring and other charges	3,387	1,569	9,058	3,035
Operating income (loss)	6,733	56,431	(52,182)	12,619
Interest expense, net	912	1,446	3,565	3,978
Income before income taxes	5,821	54,985	(55,747)	8,641
Income tax (benefit) expense	(1,694)	19,054	(16,610)	4,865
Net income (loss)	$7,515	$35,931	$(39,137)	$3,776

Income (Loss) per share of common stock:
Basic	$0.15	$0.75	$(0.81)	$0.08
Diluted	$0.15	$0.74	$(0.81)	$0.08
Weighted average shares of common stock outstanding:
Basic	48,804	47,853	48,608	47,717
Diluted	49,428	48,758	48,608	48,412
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 31, 2020	October 26, 2019	May 2, 2020
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,353	$24,594	$8,242
Receivables, net	167,493	162,538	90,851
Merchandise inventories, net	457,677	475,422	428,939
Textbook rental inventories	50,736	68,167	40,710
Prepaid expenses and other current assets	23,762	18,494	16,177
Total current assets	707,021	749,215	584,919
Property and equipment, net	93,130	105,156	97,739
Operating lease right-of-use assets	286,038	289,722	250,837
Intangible assets, net	166,140	184,188	175,125
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	8,231	8,039	7,805
Other noncurrent assets	31,734	39,235	35,307
Total assets	$1,296,994	$1,380,255	$1,156,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$314,042	$387,704	$143,678
Accrued liabilities	134,181	197,220	95,420
Current operating lease liabilities	121,518	107,721	92,571
Short-term borrowings	—	—	75,000
Total current liabilities	569,741	692,645	406,669
Long-term operating lease liabilities	198,990	179,613	186,142
Other long-term liabilities	48,329	50,677	46,170
Long-term borrowings	99,500	—	99,700
Total liabilities	916,560	922,935	738,681
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 53,316, 52,139 and 52,140 shares, respectively; outstanding, 49,064, 48,298 and 48,298 shares, respectively	533	521	521
Additional paid-in capital	735,647	730,501	732,958
Accumulated deficit	(321,964)	(240,801)	(282,827)
Treasury stock, at cost	(33,782)	(32,901)	(32,901)
Total stockholders' equity	380,434	457,320	417,751
Total liabilities and stockholders' equity	$1,296,994	$1,380,255	$1,156,432
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 31, 2020	October 26, 2019
Cash flows from operating activities:
Net (loss) income	$(39,137)	$3,776
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization expense	27,256	31,425
Content amortization expense	2,386	1,909
Amortization of deferred financing costs	541	541
Impairment loss (non-cash)	—	433
Deferred taxes	(426)	(5,614)
Stock-based compensation expense	2,701	4,181
Changes in other long-term liabilities	1,773	(2,130)
Changes in operating lease right-of-use assets and liabilities	6,597	(2,389)
Changes in other operating assets and liabilities, net	86,452	129,317
Net cash flows provided by operating activities	88,143	161,449
Cash flows from investing activities:
Purchases of property and equipment	(16,197)	(19,255)
Net change in other noncurrent assets	3,246	3,159
Net cash flows used in investing activities	(12,951)	(16,096)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	330,800	150,000
Repayments of borrowings under Credit Agreement	(406,000)	(283,500)
Purchase of treasury shares	(881)	(1,265)
Net cash flows used in financing activities	(76,081)	(134,765)
Net (decrease) increase in cash, cash equivalents and restricted cash	(889)	10,588
Cash, cash equivalents and restricted cash at beginning of period	9,008	14,768
Cash, cash equivalents and restricted cash at end of period	$8,119	$25,356
Changes in other operating assets and liabilities, net:
Receivables, net	$(76,642)	$(64,368)
Merchandise inventories	(28,738)	(55,100)
Textbook rental inventories	(10,026)	(21,166)
Prepaid expenses and other current assets	(7,585)	(6,716)
Accounts payable and accrued liabilities	209,443	276,667
Changes in other operating assets and liabilities, net	$86,452	$129,317
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			2,321				2,321
Vested equity awards	56	1	(1)				—
Shares repurchased for tax withholdings for vested stock awards					12	(40)	(40)
Net loss				(32,155)			(32,155)
Balance at July 27, 2019	51,086	$511	$728,651	$(276,732)	3,479	$(31,676)	$420,754
Stock-based compensation expense			1,860				1,860
Vested equity awards	1,053	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					363	(1,225)	(1,225)
Net income				35,931			35,931
Balance at October 26, 2019	52,139	$521	$730,501	$(240,801)	3,842	$(32,901)	$457,320

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			1,521				1,521
Vested equity awards	514	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					179	(342)	(342)
Net loss				(46,652)			(46,652)
Balance August 1, 2020	52,654	$526	$734,474	$(329,479)	4,021	$(33,243)	$372,278
Stock-based compensation expense			1,180				1,180
Vested equity awards	662	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					231	(539)	(539)
Net income				7,515			7,515
Balance October 31, 2020	53,316	$533	$735,647	$(321,964)	4,252	$(33,782)	$380,434

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 3, 2020 and October 26, 2019
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 2, 2020, April 27, 2019 and April 28, 2018 (Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended August 1, 2020.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,439 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, as we improve our e-commerce capabilities through investments we are making in new systems, processes and people.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

a result of local and state issued stay-at-home orders. By mid-March, during our fiscal fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for each academic term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty. Our fiscal 2021 second quarter results were significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. Fewer students returned to campus this fall, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. There is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact to our results of operations, financial condition and cash flows from operations.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 31, 2020 are not indicative of the results expected for the 52 weeks ending May 1, 2021 (Fiscal 2021).
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our DSS segment subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
Evaluation of Goodwill and Other Long-Lived Assets
As of October 31, 2020, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
Our other long-lived assets include property and equipment and amortizable intangibles. As of October 31, 2020, we had $93,130 and $166,140 of property and equipment and amortizable intangible assets, net of depreciation and amortization, respectively, on our condensed consolidated balance sheet. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the fourth quarter of Fiscal 2020, in conjunction with COVID-19 related campus store closures, we evaluated certain of our long-lived assets associated with our Retail and Wholesale segments for impairment. Based on the results of the tests, for the Retail segment, we recognized an impairment loss of $587 during the fourth quarter of Fiscal 2020, related to store-level assets in restructuring and other charges on the condensed consolidated statement of operations. These long-lived

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

assets were not recoverable and had a de minimis fair value, as determined using an income approach (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets.
During the 26 weeks ended October 31, 2020, COVID-19 related closed campus stores began to re-open with sales fulfilled either from the stores, from our Wholesale operations, or drop ship programs, as well as online direct-to-student services. We believe indicators of impairment do not exist and the carrying amount of our long-lived assets and property and equipment are recoverable and the fair value of the DSS reporting unit continues to exceed the carrying value of the reporting unit.
During the 26 weeks ended October 26, 2019, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Income Taxes
As of October 31, 2020, other long-term liabilities includes $25,748 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,597 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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
For the 26 weeks ended October 31, 2020 and October 26, 2019
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Retail
Product Sales	$517,837	$674,042	$659,663	$920,417
Rental Income	43,653	53,685	54,457	71,115
Service and Other Revenue (a)	15,024	14,042	21,170	24,893
Retail Total Sales	$576,514	$741,769	$735,290	$1,016,425
Wholesale Sales	$36,387	$40,210	$116,681	$112,519
DSS Sales (b)	$5,947	$5,215	$11,819	$10,589
Eliminations (c)	$(23,363)	$(14,966)	$(64,291)	$(47,648)
Total Sales	$595,485	$772,228	$799,499	$1,091,885
(a)Service and other revenue primarily relates to brand partnerships and other service revenues.
(b)DSS sales primarily relate to direct-to-student subscription-based revenue.
(c)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of October 31, 2020, October 26, 2019 and May 2, 2020 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue primarily consists of advanced payments from customers related to textbook rental and subscription-based performance obligations that have not yet been satisfied, as well as unsatisfied performance obligations associated with partnership marketing services. Deferred revenue is recognized ratably over the terms of the related rental or subscription periods, or when the contracted services are provided to our partnership marketing customers. Deferred revenue of $32,844, $48,994, and $13,373 is recorded within Accrued Liabilities on our condensed consolidated balance sheets for the periods ended October 31, 2020, October 26, 2019 and May 2, 2020, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

The following table presents changes in contract liabilities:

	26 weeks ended
	October 31, 2020	October 26, 2019
Deferred revenue at the beginning of period	$13,373	$20,418
Additions to deferred revenue during the period	91,051	108,430
Reductions to deferred revenue for revenue recognized during the period	(71,580)	(79,854)
Deferred revenue balance at the end of period	$32,844	$48,994

As of October 31, 2020, we expect to recognize $32,844 of the deferred revenue balance within the next 12 months.
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
The following table summarizes lease expense:

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Variable lease expense	$34,335	$24,140	$41,742	$31,010
Operating lease expense	59,778	74,566	69,574	99,960
Net lease expense	$94,113	$98,706	$111,316	$130,970
The decrease in lease expense is primarily due to lower sales for contracts based on a percentage of revenue and the impact of the timing and reduction of minimum contractual guarantees.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of October 31, 2020:

As of
October 31, 2020
Remainder of Fiscal 2021	$110,668
Fiscal 2022	53,953
Fiscal 2023	45,690
Fiscal 2024	37,977
Fiscal 2025	31,539
Thereafter	88,826
Total lease payments	368,653
Less: imputed interest	(48,145)
Operating lease liabilities at period end	$320,508
Future lease payment obligations related to leases that were entered into, but did not commence as of October 31, 2020, were not material.
The following summarizes additional information related to our operating leases:

As of
October 31, 2020
Weighted average remaining lease term (in years)	5.5 years
Weighted average discount rate	4.5%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$53,667
ROU assets obtained in exchange for lease liabilities from initial recognition	$110,834
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
Retail
The Retail Segment operates 1,439 college, university, and K-12 school bookstores, comprised of 768 physical bookstores and 671 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,400 physical bookstores (including our Retail Segment's 768 physical bookstores) and sources and distributes new and used textbooks to our 671 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Sales:
Retail	$576,514	$741,769	$735,290	$1,016,425
Wholesale	36,387	40,210	116,681	112,519
DSS	5,947	5,215	11,819	10,589
Elimination	(23,363)	(14,966)	(64,291)	(47,648)
Total Sales	$595,485	$772,228	$799,499	$1,091,885

Gross Profit
Retail	$95,512	$160,940	$111,647	$223,079
Wholesale	10,714	12,535	27,471	27,453
DSS	4,662	4,141	9,408	8,555
Elimination	4,397	9,334	(2,379)	(480)
Total Gross Profit	$115,285	$186,950	$146,147	$258,607

Depreciation and Amortization
Retail	$9,985	$11,696	$20,555	$23,673
Wholesale	1,322	1,483	2,617	3,048
DSS	1,855	2,335	4,020	4,639
Corporate Services	31	32	64	65
Total Depreciation and Amortization	$13,193	$15,546	$27,256	$31,425

Operating Income (Loss)
Retail	$7,072	$50,267	$(47,744)	$15,225
Wholesale	5,246	6,459	16,917	15,053
DSS	(2,196)	(2,809)	(3,651)	(4,812)
Corporate Services	(7,844)	(6,870)	(15,396)	(12,420)
Elimination	4,455	9,384	(2,308)	(427)
Total Operating Income (Loss)	$6,733	$56,431	$(52,182)	$12,619

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
The following is a reconciliation of segment Operating Income (Loss) to consolidated Income (Loss) Before Income Taxes:
Total Operating Income (Loss)	$6,733	$56,431	$(52,182)	$12,619
Interest Expense, net	912	1,446	3,565	3,978
Income (Loss) Before Income Taxes	$5,821	$54,985	$(55,747)	$8,641

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 31, 2020, we did not repurchase shares of our Common Stock under the program and as of October 31, 2020, approximately $26,669 remains available under the stock repurchase program.
During the 26 weeks ended October 31, 2020, we repurchased 410,560 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended October 31, 2020 and October 26, 2019, average shares of 1,932,628 and 1,218,994 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 26 weeks ended October 31, 2020 and October 26, 2019, average shares of 2,849,291 and 1,529,877 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		26 weeks ended
(shares in thousands)	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Numerator for basic earnings per share:
Net income (loss) available to common shareholders	$7,515	$35,931	$(39,137)	$3,776
Less allocation of earnings to participating securities	(6)	(21)	—	(2)
Net income (loss) available to common shareholders	$7,509	$35,910	$(39,137)	$3,774

Numerator for diluted earnings per share:
Net income (loss) available to common shareholders	$7,509	$35,910	$(39,137)	$3,774
Allocation of earnings to participating securities	6	21	—	2
Less diluted allocation of earnings to participating securities	(6)	(20)	—	(2)
Net income (loss) available to common shareholders	$7,509	$35,911	$(39,137)	$3,774

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	48,804	47,853	48,608	47,717

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	48,804	47,853	48,608	47,717
Average dilutive restricted stock units	235	444	—	334
Average dilutive performance shares	—	—	—	14
Average dilutive restricted shares	18	12	—	11
Average dilutive performance share units	224	449	—	336
Average dilutive stock options	147	—	—	—
Diluted weighted average shares of Common Stock	49,428	48,758	48,608	48,412

Earnings (Loss) per share of Common Stock:
Basic	$0.15	$0.75	$(0.81)	$0.08
Diluted	$0.15	$0.74	$(0.81)	$0.08

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of October 31, 2020, we recorded a liability of $224 (Level 2 input) which is reflected in accrued liabilities ($130) and other long-term liabilities ($94) on the condensed consolidated balance sheet. For additional information, see Note 12. Long-Term Incentive Plan Compensation Expense.
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
During the 26 weeks ended October 31, 2020, we borrowed $330,800 and repaid $406,000 under the Credit Agreement, with $99,500 of outstanding borrowings as of October 31, 2020, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 26, 2019, we borrowed $150,000 and repaid $283,500 under the Credit Agreement, with no outstanding borrowings as of October 26, 2019. As of both October 31, 2020 and October 26, 2019, we have issued $4,759 in letters of credit under the Credit Facility.
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
Restructuring and other charges
During the 13 and 26 weeks ended October 31, 2020, we recognized restructuring and other charges totaling $3,387 and $9,058, respectively, comprised primarily of $1,075 and $4,471, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($7,092 is included in accrued liabilities in the consolidated balance sheet as of October 31, 2020), $2,255 and $4,472, respectively, for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, and shareholder activist activities, and $57 and $114, respectively, related to liabilities for a facility closure.
During the 13 and 26 weeks ended October 26, 2019, we recognized restructuring and other charges totaling $1,569 and $3,035, respectively, comprised primarily of $88 and $819, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $1,481 and $2,216, respectively, for professional service costs related to restructuring and process improvements.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 and $1,301 during the 13 weeks

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

ended October 31, 2020 and October 26, 2019, respectively. Total employee benefit expense for these plans was $0 and $2,839 during the 26 weeks ended October 31, 2020 and October 26, 2019, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we have temporarily suspended employer matching contributions into our 401(k) plans through the end of December 2020 (the first 9 months of Fiscal 2021).
Note 12. Long-Term Incentive Plan Compensation Expense
We recognize compensation expense for restricted stock awards and performance share awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense for these awards based on the number of awards expected to vest, which includes an estimated average forfeiture rate. We calculate the fair value of these awards based on the closing stock price on the date the award was granted. For those awards with market conditions, we have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the requisite service period regardless of whether the market condition is satisfied.
For stock options granted with an "at market" exercise price, we determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, we determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options.
During the 26 weeks ended October 31, 2020, we granted the following awards:
•243,905 restricted stock units ("RSU") awards and 146,343 restricted stock ("RS") awards with a one year vesting period to the Board of Directors ("BOD") members for annual compensation.
•1,250,518 stock options with an exercise price of $2.46 per stock option, which was the fair market value on the date of grant (Stock Option Grant #1) and 1,250,518 stock options with an exercise price of $5.00 per stock option (Stock Option Grant #2) granted to employees. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options. The following summarizes the stock option fair value assumptions:

	Stock Option Grant #1	Stock Option Grant #2
Exercise Price	$2.46	$5.00
Valuation method utilized	Black-Scholes	Monte Carlo
Risk-free interest rate	0.27%	0.68%
Expected option term	6.2 years	10.0 years
Company volatility	73%	73%
Dividend yield	—%	—%
Grant date fair value per award	$1.58	$1.28
The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. For Stock Option Grant #1, we are permitted to use the simplified approach to estimate the expected term of the stock options, which typically assumes exercise occurs at the mid-point between the end of the vesting period and the expiration date. The simplified approach is not allowed for premium-priced options (Stock Option Grant #2), which were estimated using a stock price multiple, as there is no option exercise history which to base an early exercise option. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term.
•2,345,528 phantom share units granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed $7.38 per share. The phantom shares vest and will be settled in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

estimated using the Black-Scholes model. The average fair value on the date of grant was $1.88 per phantom share using risk-free rates ranging from 0.12%-0.15% for the three tranches and annual volatility ranging from 86%-114% for the three tranches. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of October 31, 2020, we recorded a liability of $224 (Level 2 input) which is reflected in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Stock-based awards
Restricted stock expense	$20	$30	$50	$60
Restricted stock units expense	976	1,722	2,335	3,712
Performance shares expense	—	—	—	12
Performance share units expense	73	108	205	397
Stock option expense	111	—	111	—
Sub-total stock-based awards:	$1,180	$1,860	$2,701	$4,181
Cash settled awards
Phantom share units expense	$224	$—	$224	$—
Total compensation expense for long-term incentive awards	$1,404	$1,860	$2,925	$4,181

Total unrecognized compensation cost related to unvested awards as of October 31, 2020 was $12,261 and is expected to be recognized over a weighted-average period of 2.5 years.
Note 13. Income Taxes
We recorded an income tax benefit of $(1,694) on pre-tax income of $5,821 during the 13 weeks ended October 31, 2020, which represented an effective income tax rate of (29.1)% and income tax expense of $19,054 on pre-tax income of $54,985 during the 13 weeks ended October 26, 2019, which represented an effective income tax rate of 34.7%.
We recorded an income tax benefit of $(16,610) on pre-tax loss of $(55,747) during the 26 weeks ended October 31, 2020, which represented an effective income tax rate of 29.8% and income tax expense of $4,865 on pre-tax income of $8,641 during the 26 weeks ended October 26, 2019, which represented an effective income tax rate of 56.3%.
The effective tax rate for the 13 and 26 weeks ended October 31, 2020 is lower as compared to the prior year comparable period due to permanent differences and the impact of benefits available to the Company as a result of the CARES Act in the current year.
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
Between January 22, 2020 and June 15, 2020, thirteen purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 31, 2020 and October 26, 2019
(Thousands of dollars, except share and per share data)
(unaudited)

college students. Although the specific allegations vary, the plaintiffs generally claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation has consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. On October 16, 2020, three named student plaintiffs filed a Consolidated Amended Complaint, as did the retailer plaintiffs. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
Note 15. Subsequent Event
On November 9, 2020, the Company's Executive Vice President, Corporate Development and President, Digital Student Solutions resigned as an officer of the Company, effective as of November 30, 2020, in conjunction with the consolidation and elimination of the role. In connection with the resignation and resignation letter agreement, the former officer will receive a lump sum payment totaling $1,142. For additional information, see the Form 8-K filed with the SEC on November 12, 2020.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,439 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect the changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, as we improve our e-commerce capabilities through investments we are making in new systems, processes and people.
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
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for each academic term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty. As many schools adjusted their learning model and curtailed on-campus activities in response to the pandemic, our flexible offerings ensured that students were equipped with their course materials regardless of whether schools resumed classes on campus, remotely or via a hybrid learning model.
Our fiscal 2021 second quarter results were significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. Fewer students returned to campus this fall, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education.

The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. There is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact to our results of operations, financial condition and cash flows from operations.
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
Retail Segment
The Retail Segment operates 1,439 college, university, and K-12 school bookstores, comprised of 768 physical bookstores and 671 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,400 physical bookstores (including our Retail Segment's 768 physical bookstores) and sources and distributes new and used textbooks to our 671 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
Trends, Competition and Other Business Conditions Affecting Our Business
The market for educational materials is undergoing unprecedented change. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:
•Overall Economic Environment, College Enrollment and Consumer Spending Patterns. Our business is affected by the COVID-19 pandemic, the overall economic environment, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise.
•Impact of COVID-19: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Although many institutions have reopened, academic institutions are considering alternatives to traditional in-person instruction, including on-line learning and significantly reduced classroom size.
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment.
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g. low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Enrollment trends have been negatively impacted overall by COVID-19 concerns at physical campuses. A significant reduction in U.S. economic activity and increased unemployment could lead to decreased enrollment and consumer spending. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
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
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or essential bookstores we operate may close. Such stores could be included in contracts for stores we operate that may be deemed non-essential; and such stores could be operated by others or independently by schools. The scope of any such store closures remains uncertain, although we are not aware, at this time, of any significant volume of stores which we operate that are likely to close or have informed us of upcoming closures.
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance and accounting, and operating costs related to our direct-to-student subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services as discussed in the Overview - Segments discussion above.

Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Sales:
Product sales and other	$551,832	$718,543	$745,042	$1,020,770
Rental income	43,653	53,685	54,457	71,115
Total sales	$595,485	$772,228	$799,499	$1,091,885

Net income (loss)	$7,515	$35,931	$(39,137)	$3,776

Adjusted Earnings (non-GAAP) (a)	$11,075	$37,834	$(30,641)	$7,759

Adjusted EBITDA (non-GAAP) (a)
Retail	$18,324	$62,572	$(22,316)	$41,080
Wholesale	6,568	7,942	19,534	18,101
DSS	689	314	2,353	1,342
Corporate Services	(5,501)	(5,668)	(10,745)	(10,675)
Elimination	4,455	9,384	(2,308)	(427)
Total Adjusted EBITDA (non-GAAP)	$24,535	$74,544	$(13,482)	$49,421

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Sales:
Product sales and other	92.7%	93.0%	93.2%	93.5%
Rental income	7.3	7.0	6.8	6.5
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	82.0	77.0	83.0	77.5
Rental cost of sales (a)	63.5	60.0	64.5	58.9
Total cost of sales	80.6	75.8	81.7	76.3
Gross margin	19.4	24.2	18.3	23.7
Selling and administrative expenses	15.4	14.7	20.3	19.3
Depreciation and amortization expense	2.2	2.0	3.4	2.9
Impairment loss (non-cash)	—	—	—	—
Restructuring and other charges	0.6	0.2	1.1	0.3
Operating income (loss)	1.2%	7.3%	(6.5)%	1.2%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 26 weeks ended October 31, 2020 compared with the 13 and 26 weeks ended October 26, 2019

	13 weeks ended, October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$532,861	$36,387	$5,947	$—	$(23,363)	$551,832
Rental income	43,653	—	—	—	—	43,653
Total sales	576,514	36,387	5,947	—	(23,363)	595,485
Cost of sales:
Product and other cost of sales	453,277	25,673	1,285	—	(27,760)	452,475
Rental cost of sales	27,725	—	—	—	—	27,725
Total cost of sales	481,002	25,673	1,285	—	(27,760)	480,200
Gross profit	95,512	10,714	4,662	—	4,397	115,285
Selling and administrative expenses	77,380	4,146	5,003	5,501	(58)	91,972
Depreciation and amortization expense	9,985	1,322	1,855	31	—	13,193
Sub-Total:	$8,147	$5,246	$(2,196)	$(5,532)	$4,455	10,120
Restructuring and other charges						3,387
Operating income						$6,733

	13 weeks ended, October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$688,084	$40,210	$5,215	$—	$(14,966)	$718,543
Rental income	53,685	—	—	—	—	53,685
Total sales	741,769	40,210	5,215	—	(14,966)	772,228
Cost of sales:
Product and other cost of sales	548,621	27,675	1,074	—	(24,300)	553,070
Rental cost of sales	32,208	—	—	—	—	32,208
Total cost of sales	580,829	27,675	1,074	—	(24,300)	585,278
Gross profit	160,940	12,535	4,141	—	9,334	186,950
Selling and administrative expenses	98,578	4,593	4,615	5,668	(50)	113,404
Depreciation and amortization expense	11,696	1,483	2,335	32	—	15,546
Sub-Total:	$50,666	$6,459	$(2,809)	$(5,700)	$9,384	58,000
Restructuring and other charges						1,569
Operating income						$56,431

	26 weeks ended, October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$680,833	$116,681	$11,819	$—	$(64,291)	$745,042
Rental income	54,457	—	—	—	—	54,457
Total sales	735,290	116,681	11,819	—	(64,291)	799,499
Cost of sales:
Product and other cost of sales	588,531	89,210	2,411	—	(61,912)	618,240
Rental cost of sales	35,112	—	—	—	—	35,112
Total cost of sales	623,643	89,210	2,411	—	(61,912)	653,352
Gross profit	111,647	27,471	9,408	—	(2,379)	146,147
Selling and administrative expenses	134,365	7,937	9,039	10,745	(71)	162,015
Depreciation and amortization expense	20,555	2,617	4,020	64	—	27,256
Sub-Total:	$(43,273)	$16,917	$(3,651)	$(10,809)	$(2,308)	(43,124)
Restructuring and other charges						9,058
Operating loss						$(52,182)

	26 weeks ended, October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$945,310	$112,519	$10,589	$—	$(47,648)	$1,020,770
Rental income	71,115	—	—	—	—	71,115
Total sales	1,016,425	112,519	10,589	—	(47,648)	1,091,885
Cost of sales:
Product and other cost of sales	751,469	85,066	2,034	—	(47,168)	791,401
Rental cost of sales	41,877	—	—	—	—	41,877
Total cost of sales	793,346	85,066	2,034	—	(47,168)	833,278
Gross profit	223,079	27,453	8,555	—	(480)	258,607
Selling and administrative expenses	182,393	9,352	8,728	10,675	(53)	211,095
Depreciation and amortization expense	23,673	3,048	4,639	65	—	31,425
Sub-Total:	$17,013	$15,053	$(4,812)	$(10,740)	$(427)	16,087
Impairment loss (non-cash)						433
Restructuring and other charges						3,035
Operating income						$12,619

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 31, 2020 and October 26, 2019:

	13 weeks ended			26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019	%	October 31, 2020	October 26, 2019	%
Product sales and other	$551,832	$718,543	(23.2)%	$745,042	$1,020,770	(27.0)%
Rental income	43,653	53,685	(18.7)%	54,457	71,115	(23.4)%
Total Sales	$595,485	$772,228	(22.9)%	$799,499	$1,091,885	(26.8)%

Sales decreased by $176.7 million, or 22.9%, to $595.5 million during the 13 weeks ended October 31, 2020 from $772.2 million during the 13 weeks ended October 26, 2019.

Sales decreased by $292.4 million, or 26.8%, to $799.5 million during the 26 weeks ended October 31, 2020 from $1,091.9 million during the 26 weeks ended October 26, 2019.
The sales decrease is primarily related to the impact from temporary store closings related to COVID-19, as well as lower in store foot traffic, lower enrollments and fewer on-campus events due to COVID-19.
The components of the variances for the 13 and 16 week periods are reflected in the table below.

Sales variances	13 weeks ended		26 weeks ended
Dollars in millions	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Retail Sales
New stores	$27.6	$39.3	$35.4	$46.7
Closed stores	(16.4)	(24.5)	(21.9)	(32.9)
Comparable stores (a)	(196.5)	(45.5)	(302.7)	(52.3)
Textbook rental deferral	16.4	1.5	10.1	2.3
Service revenue (b)	1.0	(2.0)	(3.7)	(2.5)
Other (c)	2.7	(10.9)	1.7	(15.9)
Retail sales subtotal:	$(165.2)	$(42.1)	$(281.1)	$(54.6)
Wholesale Sales	$(3.8)	$(0.6)	$4.2	$(18.3)
DSS Sales	$0.7	$0.3	$1.2	$—
Eliminations (d)	$(8.4)	$(0.1)	$(16.7)	$12.5
Total sales variance:	$(176.7)	$(42.5)	$(292.4)	$(60.4)
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
Retail
Retail sales decreased by $165.2 million, or 22.3%, to $576.5 million during the 13 weeks ended October 31, 2020 from $741.8 million during the 13 weeks ended October 26, 2019. Retail sales decreased by $281.1 million, or 27.7%, to $735.3 million during the 26 weeks ended October 31, 2020 from $1,016.4 million during the 26 weeks ended October 26, 2019. Retail added 80 new stores and closed 60 stores (not including temporary store closings due to COVID-19) during the 26 weeks ended October 31, 2020, ending the period with a total of 1,439 stores.

	13 weeks ended				26 weeks ended
	October 31, 2020		October 26, 2019		October 31, 2020		October 26, 2019
Number of Stores:	Physical	Virtual	Physical	Virtual	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	772	670	777	714	772	647	772	676
Opened	5	11	2	9	29	51	40	55
Closed	9	10	7	59	33	27	40	67
Number of stores at end of period	768	671	772	664	768	671	772	664

Product and other sales for Retail for the 13 weeks ended October 31, 2020 decreased by $155.2 million, or 22.6% to $532.9 million from $688.1 million during the 13 weeks ended October 26, 2019. Product and other sales for Retail for the 26 weeks ended October 31, 2020 decreased by $264.5 million, or 28.0% to $680.8 million from $945.3 million during the 26 weeks ended October 26, 2019. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by the temporary store closings due to COVID-19 earlier in the fiscal year, as well as the impact of fewer students returning to campus this fall, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big-conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. Textbook (Course Materials) revenue for Retail decreased primarily due to lower new and used textbook and other course materials sales, while First Day (our inclusive access program), digital and eTextbook revenue increased. General merchandise sales for Retail decreased primarily due to lower emblematic apparel sales (as many athletic events were canceled due to COVID-19), lower supply product sales and lower graduation product sales (primarily due to COVID-19 related campus closures). We have made continued progress in the development of our next generation e-commerce platform, which launched in Fiscal 2021 to deliver increased high-margin general merchandise sales.
Rental income for Retail for the 13 weeks ended October 31, 2020 decreased by $10.0 million, or 18.7% to $43.7 million from $53.7 million during the 13 weeks ended October 26, 2019. Rental income for Retail for the 26 weeks ended October 31, 2020 decreased by $16.7 million, or 23.4% to $54.5 million from $71.1 million during the 26 weeks ended October 26, 2019. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity due to the COVID-19 pandemic as discussed above and the impact of increased digital offerings.
Comparable store sales for Retail decreased for the 13 and 26 week sales period. Comparable store sales were impacted primarily by COVID-19 related campus temporary store closures, lower enrollment and on-campus events (all discussed above), a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, lower general merchandise sales (including graduation products and logo products for athletic events). These decreases were partially offset by increased First Day, digital and eTextbook revenue. Comparable store sales variances for Retail by category for the 13 and 26 week periods are as follows:

Comparable Store Sales variances - Retail	13 weeks ended				26 weeks ended
Dollars in millions	October 31, 2020		October 26, 2019		October 31, 2020		October 26, 2019
Textbooks (Course Materials)	$(101.6)	(19.0)%	$(43.9)	(7.7)%	$(112.5)	(17.5)%	$(55.4)	(8.0)%
General Merchandise	(97.2)	(52.0)%	(0.2)	(10.0)%	(184.8)	(58.6)%	5.7	1.9%
Trade Books	(6.3)	(62.3)%	(1.4)	(12.1)%	(14.0)	(73.2)%	(2.6)	(11.9)%
Total Comparable Store Sales	$(205.1)	(28.1)%	$(45.5)	(5.9)%	$(311.3)	(31.8)%	$(52.3)	(5.1)%
Wholesale
Wholesale sales decreased by $3.8 million, or 9.5% to $36.4 million during the 13 weeks ended October 31, 2020 from $40.2 million during the 13 weeks ended October 26, 2019. The decrease is primarily due to decreased gross sales, partially offset by a lower returns and allowances, both impacted by the COVID-19 pandemic.
Wholesale sales increased by $4.2 million, or 3.7% to $116.7 million during the 26 weeks ended October 31, 2020 from $112.5 million during the 26 weeks ended October 26, 2019. The increase is primarily due to lower returns and allowances as a result of customer sales mix. During the 26 months ended October 31, 2020, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures.
DSS
DSS total sales increased by $0.7 million, or 14.0% to $5.9 million during the 13 weeks ended October 31, 2020 from $5.2 million during the 13 weeks ended October 26, 2019. DSS total sales increased by $1.2 million, or 11.6% to $11.8 million during the 26 weeks ended October 31, 2020 from $10.6 million during the 26 weeks ended October 26, 2019. Sales increased primarily due to an increase in bartleby subscription sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 80.6% during the 13 weeks ended October 31, 2020 compared to 75.8% during the 13 weeks ended October 26, 2019. Our gross margin decreased by $71.7 million, or 38.3%, to $115.3 million, or 19.4% of sales, during the 13 weeks ended October 31, 2020 from $187.0 million, or 24.2% of sales during the 13 weeks ended October 26, 2019.

Our cost of sales increased as a percentage of sales to 81.7% during the 26 weeks ended October 31, 2020 compared to 76.3% during the 26 weeks ended October 26, 2019. Our gross margin decreased by $112.5 million, or 43.5%, to $146.1 million, or 18.3% of sales, during the 26 weeks ended October 31, 2020 from $258.6 million, or 23.7% of sales during the 26 weeks ended October 26, 2019.
Retail
The following table summarizes the Retail cost of sales for the 13 and 26 weeks ended October 31, 2020 and October 26, 2019:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2020	% of Related Sales	October 26, 2019	% of Related Sales	October 31, 2020	% of Related Sales	October 26, 2019	% of Related Sales
Product and other cost of sales	$453,277	85.1%	$548,621	79.7%	$588,531	86.4%	$751,469	79.5%
Rental cost of sales	27,725	63.5%	32,208	60.0%	35,112	64.5%	41,877	58.9%
Total Cost of Sales	$481,002	83.4%	$580,829	78.3%	$623,643	84.8%	$793,346	78.1%
The following table summarizes the Retail gross margin for the 13 and 26 weeks ended October 31, 2020 and October 26, 2019:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2020	% of Related Sales	October 26, 2019	% of Related Sales	October 31, 2020	% of Related Sales	October 26, 2019	% of Related Sales
Product and other gross margin	$79,584	14.9%	$139,463	20.3%	$92,302	13.6%	$193,841	20.5%
Rental gross margin	15,928	36.5%	21,477	40.0%	19,345	35.5%	29,238	41.1%
Gross Margin	$95,512	16.6%	$160,940	21.7%	$111,647	15.2%	$223,079	21.9%
For the 13 weeks ended October 31, 2020, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (535 basis points), driven primarily by an unfavorable sales mix (355 basis points) due to lower high-margin general merchandise sales of approximately $98.1 million and the shift to lower margin digital courseware, and lower margin rates (220 basis points) due to higher markdowns, partially offset by lower contract costs as a percentage of sales related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (355 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (450 basis points), partially offset by higher rental margin rates (95 basis points).
For the 26 weeks ended October 31, 2020, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (695 basis points), driven primarily by an unfavorable sales mix (485 basis points) due to lower high-margin general merchandise sales of approximately $187.9 million and the shift to lower margin digital courseware, and lower margin rates (295 basis points) due to higher markdowns, partially offset by lower contract costs as a percentage of sales related to our college and university contracts (85 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (560 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (575 basis points) and unfavorable rental mix (75 basis points), partially offset by higher rental margin rates (90 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $25.7 million, or 70.6% of sales, and $10.7 million, or 29.4% of sales, respectively, during the 13 weeks ended October 31, 2020. The cost of sales and gross margin for Wholesale was $27.7 million or 68.8% of sales and $12.5 million or 31.2% of sales, respectively, during the 13 weeks ended October 26, 2019.

The cost of sales and gross margin for Wholesale were $89.2 million, or 76.5% of sales, and $27.5 million, or 23.5% of sales, respectively, during the 26 weeks ended October 31, 2020. The cost of sales and gross margin for Wholesale was $85.1 million or 75.6% of sales and $27.5 million or 24.4% of sales, respectively, during the 26 weeks ended October 26, 2019.
The gross margin rate decreased during the 13 weeks ended October 31, 2020 primarily due to an unfavorable sales mix, partially offset by the favorable impact of returns and allowances and lower markdowns. The gross margin rate decreased during the 26 weeks ended October 31, 2020 primarily due an unfavorable sales mix and inventory markdowns, partially offset by the favorable impact of returns and allowances.
DSS
The gross margin for the DSS segment was $4.7 million, or 78.4% of sales, during the 13 weeks ended October 31, 2020 and $4.1 million, or 79.4% of sales, during the 13 weeks ended October 26, 2019. The gross margin for the DSS segment was $9.4 million, or 79.6% of sales, during the 26 weeks ended October 31, 2020 and $8.6 million, or 80.8% of sales, during the 26 weeks ended October 26, 2019. The high gross margins are driven primarily by high margin subscription service revenue earned. The decrease in gross margin for the 13 and 26 weeks ended October 31, 2020 is primarily due to increased amortization of content development costs for bartleby textbook solutions of $0.2 million and $0.5 million, respectively.
Intercompany Eliminations
During the 13 weeks ended October 31, 2020 and October 26, 2019, our sales eliminations were $(23.4) million and $(15.0) million, respectively. During the 26 weeks ended October 31, 2020 and October 26, 2019, our sales eliminations were $(64.3) million and $(47.6) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended October 31, 2020 and October 26, 2019, the cost of sales eliminations were $(27.8) million and $(24.3) million, respectively. During the 26 weeks ended October 31, 2020 and October 26, 2019, the cost of sales eliminations were $(61.9) million and $(47.2) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended October 31, 2020 and October 26, 2019, the gross margin eliminations were $4.4 million and $9.3 million, respectively. During the 26 weeks ended October 31, 2020 and October 26, 2019, the gross margin eliminations were $(2.4) million and $(0.5) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2020	% of Sales	October 26, 2019	% of Sales	October 31, 2020	% of Sales	October 26, 2019	% of Sales
Total Selling and Administrative Expenses	$91,972	15.4%	$113,404	14.7%	$162,015	20.3%	$211,095	19.3%
During the 13 weeks ended October 31, 2020, selling and administrative expenses decreased by $21.4 million, or 18.9%, to $92.0 million from $113.4 million during the 13 weeks ended October 26, 2019. During the 26 weeks ended October 31, 2020, selling and administrative expenses decreased by $49.1 million, or 23.3%, to $162.0 million from $211.1 million during the 26 weeks ended October 26, 2019.
The variances by segment are as follows:
Retail
During the 13 weeks ended October 31, 2020, Retail selling and administrative expenses decreased by $21.2 million, or 21.5%, to $77.4 million from $98.6 million during the 13 weeks ended October 26, 2019. This decrease was primarily due to a $17.5 million decrease in stores payroll and operating expenses, including comparable stores, primarily due to furloughed store employees, lower virtual stores and new/closed stores payroll and operating expenses, and a decrease of $3.7 million in corporate payroll, infrastructure costs, product development costs and digital operations costs.

During the 26 weeks ended October 31, 2020, Retail selling and administrative expenses decreased by $48.0 million, or 26.3%, to $134.4 million from $182.4 million during the 26 weeks ended October 26, 2019. This decrease was primarily due to a $40.4 million decrease in stores payroll and operating expenses, including comparable stores, primarily due to furloughed store employees, lower virtual stores and new/closed stores payroll and operating expenses, and a decrease of $7.7 million in corporate payroll, infrastructure costs, product development costs and digital operations costs.
Wholesale
During the 13 weeks ended October 31, 2020, Wholesale selling and administrative expenses decreased by $0.5 million or 9.7% to $4.1 million from $4.6 million during the 13 weeks ended October 26, 2019. During the 26 weeks ended October 31, 2020, Wholesale selling and administrative expenses decreased by $1.4 million or 15.1% to $7.9 million from $9.4 million during the 26 weeks ended October 26, 2019.The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
During the 13 weeks ended October 31, 2020, DSS selling and administrative expenses increased by $0.4 million or 8.4% to $5.0 million from $4.6 million during the 13 weeks ended October 26, 2019. During the 26 weeks ended October 31, 2020, DSS selling and administrative expenses increased by $0.3 million or 3.6% to $9.0 million from $8.7 million during the 26 weeks ended October 26, 2019. The increase in costs was primarily driven by higher professional services and advertising costs.
Corporate Services
During the 13 weeks ended October 31, 2020, Corporate Services' selling and administrative expenses decreased by $0.2 million or 2.9% to $5.5 million from $5.7 million during the 13 weeks ended October 26, 2019. During the 26 weeks ended October 31, 2020, Corporate Services' selling and administrative expenses increased by $0.1 million or 0.7% to $10.8 million from $10.7 million during the 26 weeks ended October 26, 2019. The increase was primarily due to higher compensation-related expense, partially offset by lower operating expenses.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2020	% of Sales	October 26, 2019	% of Sales	October 31, 2020	% of Sales	October 26, 2019	% of Sales
Total Depreciation and Amortization Expense	$13,193	2.2%	$15,546	2.0%	$27,256	3.4%	$31,425	2.9%
Depreciation and amortization expense decreased by $2.4 million, or 15.1%, to $13.2 million during the 13 weeks ended October 31, 2020 from $15.5 million during the 13 weeks ended October 26, 2019. Depreciation and amortization expense decreased by $4.2 million, or 13.3%, to $27.3 million during the 26 weeks ended October 31, 2020 from $31.4 million during the 26 weeks ended October 26, 2019.The decrease was primarily attributable to lower depreciation related to closed stores and lower capital expenditures.
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
Restructuring and other charges
During the 13 and 26 weeks ended October 31, 2020, we recognized restructuring and other charges totaling $3.4 million and $9.1 million, respectively, comprised primarily of $1.1 million and $4.5 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $2.3 million and $4.6 million, respectively, for professional service costs related to restructuring, process improvements, shareholder activist activities, and costs related to liabilities for a facility closure.
During the 13 and 26 weeks ended October 26, 2019, we recognized restructuring and other charges totaling $1.6 million and $3.0 million, respectively, comprised primarily of $0.1 million and $0.8 million, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $1.5 million and $2.2 million, respectively, related to professional service costs related to restructuring, process improvements, shareholder activist activities, and costs related to liabilities for a facility closure.

Operating Income (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2020	% of Sales	October 26, 2019	% of Sales	October 31, 2020	% of Sales	October 26, 2019	% of Sales
Total Operating Income (Loss)	$6,733	1.2%	$56,431	7.3%	$(52,182)	(6.5)%	$12,619	1.2%
Our operating income was $6.7 million during the 13 weeks ended October 31, 2020, compared to an operating income of $56.4 million during the 13 weeks ended October 26, 2019. The decrease in operating income is due to the matters discussed above. For the 13 weeks ended October 31, 2020, excluding the $3.4 million of restructuring and other charges, discussed above, operating income was $10.1 million (or 1.7%). For the 13 weeks ended October 26, 2019, excluding the $1.6 million of restructuring and other charges, discussed above, operating income was $58.0 million (or 7.5% of sales).
Our operating loss was $(52.2) million during the 26 weeks ended October 31, 2020, compared to an operating income of $12.6 million during the 26 weeks ended October 26, 2019. The decrease in operating income is due to the matters discussed above. For the 26 weeks ended October 31, 2020, excluding the $9.1 million of restructuring and other charges, discussed above, operating loss was $(43.1) million (or 5.4%). For the 26 weeks ended October 26, 2019, excluding the $3.0 million of restructuring and other charges and impairment loss (non-cash) of $0.4 million, discussed above, operating income was $16.1 million (or 1.5% of sales).
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Interest Expense, Net	$912	$1,446	$3,565	$3,978
Net interest expense decreased by $0.5 million, or 36.9%, to $0.9 million during the 13 weeks ended October 31, 2020 from $1.4 million during the 13 weeks ended October 26, 2019. Net interest expense decreased by $0.4 million, or 10.4%, to $3.6 million during the 26 weeks ended October 31, 2020 from $4.0 million during the 26 weeks ended October 26, 2019. The decrease was primarily due to lower interest rates and lower net borrowings compared to the prior year.
Income Tax (Benefit) Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2020	Effective Rate	October 26, 2019	Effective Rate	October 31, 2020	Effective Rate	October 26, 2019	Effective Rate
Income Tax (Benefit) Expense	$(1,694)	(29.1)%	$19,054	34.7%	$(16,610)	29.8%	$4,865	56.3%
We recorded an income tax benefit of $(1.7) million on pre-tax income of $5.8 million of during the 13 weeks ended October 31, 2020, which represented an effective income tax rate of (29.1)% and we recorded income tax expense of $19.1 million on a pre-tax income of $55.0 million during the 13 weeks ended October 26, 2019, which represented an effective income tax rate of 34.7%.
We recorded an income tax benefit of $(16.6) million on a pre-tax loss of $(55.7) million of during the 26 weeks ended October 31, 2020, which represented an effective income tax rate of 29.8% and we recorded income tax expense of $4.9 million on pre-tax income of $8.6 million during the 26 weeks ended October 26, 2019, which represented an effective income tax rate of 56.3%.
The effective tax rate for the 13 and 26 weeks ended October 31, 2020 is lower as compared to the comparable prior year due to permanent differences and the impact of benefits available to the Company as a result of the CARES Act in the current year.
Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Net income (loss)	$7,515	$35,931	$(39,137)	$3,776
As a result of the factors discussed above, net income was $7.5 million during the 13 weeks ended October 31, 2020, compared with net income of $35.9 million during the 13 weeks ended October 26, 2019 and net loss was $(39.1) million during the 26 weeks ended October 31, 2020, compared with net income of $3.8 million during the 26 weeks ended October 26, 2019.
Adjusted Earnings (non-GAAP) is $11.1 million during the 13 weeks ended October 31, 2020, compared with $37.8 million during the 13 weeks ended October 26, 2019 and Adjusted Earnings (non-GAAP) is $(30.6) million during the 26 weeks ended October 31, 2020, compared with $7.8 million during the 26 weeks ended October 26, 2019. See Adjusted Earnings (non-GAAP) discussion below.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Net income (loss)	$7,515	$35,931	$(39,137)	$3,776
Reconciling items, after-tax (below)	3,560	1,903	8,496	3,983
Adjusted Earnings (non-GAAP)	$11,075	$37,834	$(30,641)	$7,759

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$—	$—	$—	$433
Content amortization (non-cash)	1,222	998	2,386	1,909
Restructuring and other charges (a)	3,387	1,569	9,058	3,035
Reconciling items, pre-tax	4,609	2,567	11,444	5,377
Less: Pro forma income tax impact (b)	1,049	664	2,948	1,394
Reconciling items, after-tax	$3,560	$1,903	$8,496	$3,983
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Net income (loss)	$7,515	$35,931	$(39,137)	$3,776
Add:
Depreciation and amortization expense	13,193	15,546	27,256	31,425
Content amortization (non-cash)	1,222	998	2,386	1,909
Interest expense, net	912	1,446	3,565	3,978
Income tax (benefit) expense	(1,694)	19,054	(16,610)	4,865
Impairment loss (non-cash) (a)	—	—	—	433
Restructuring and other charges (a)	3,387	1,569	9,058	3,035
Adjusted EBITDA (non-GAAP) (a)	$24,535	$74,544	$(13,482)	$49,421
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 26 weeks ended October 31, 2020 and October 26, 2019.

Adjusted EBITDA - by Segment	13 weeks ended October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$576,514	$36,387	$5,947	$—	$(23,363)	$595,485
Cost of sales (a)	480,810	25,673	255	—	(27,760)	478,978
Gross profit	95,704	10,714	5,692	—	4,397	116,507
Selling and administrative expenses	77,380	4,146	5,003	5,501	(58)	91,972
Adjusted EBITDA (non-GAAP)	$18,324	$6,568	$689	$(5,501)	$4,455	$24,535

Adjusted EBITDA - by Segment	13 weeks ended October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$741,769	$40,210	$5,215	$—	$(14,966)	$772,228
Cost of sales (a)	580,619	27,675	286	—	(24,300)	584,280
Gross profit	161,150	12,535	4,929	—	9,334	187,948
Selling and administrative expenses	98,578	4,593	4,615	5,668	(50)	113,404
Adjusted EBITDA (non-GAAP)	$62,572	$7,942	$314	$(5,668)	$9,384	$74,544

Adjusted EBITDA - by Segment	26 weeks ended October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$735,290	$116,681	$11,819	$—	$(64,291)	$799,499
Cost of sales (a)	623,241	89,210	427	—	(61,912)	650,966
Gross profit	112,049	27,471	11,392	—	(2,379)	148,533
Selling and administrative expenses	134,365	7,937	9,039	10,745	(71)	162,015
Adjusted EBITDA (non-GAAP)	$(22,316)	$19,534	$2,353	$(10,745)	$(2,308)	$(13,482)

Adjusted EBITDA - by Segment	26 weeks ended October 26, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,016,425	$112,519	$10,589	$—	$(47,648)	$1,091,885
Cost of sales (a)	792,952	85,066	519	—	(47,168)	831,369
Gross profit	223,473	27,453	10,070	—	(480)	260,516
Selling and administrative expenses	182,393	9,352	8,728	10,675	(53)	211,095
Adjusted EBITDA (non-GAAP)	$41,080	$18,101	$1,342	$(10,675)	$(427)	$49,421

(a) For the 13 weeks ended October 31, 2020, gross margin excludes $0.2 million and $1.0 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 26 weeks ended October 31, 2020, gross margin excludes $0.4 million and $2.0 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.

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
(b)    See Management Discussion and Analysis and Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of October 31, 2020, we had $99.5 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
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
While our campus stores were closed, we continued to serve institutions and students through our campus websites, providing free shipping on all orders and an expanded digital content offering to provide immediate access to course materials to students at our campuses that closed due to COVID-19. We developed and implemented plans to safely reopen our campus stores based on national, state and local guidelines, as well as the campus policies set by the school administration. Colleges and universities in the United States continue to adjust their plans for each academic term, with some implementing shortened semesters or choosing to remain fully virtual in order to best protect students and faculty. As many schools adjusted their learning model and curtailed on-campus activities in response to the pandemic, our flexible offerings ensured that students were equipped with their course materials regardless of whether schools resumed classes on campus, remotely or via a hybrid learning model.
Our fiscal 2021 second quarter results were significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. Fewer students returned to campus this fall, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. The first half of Fiscal 2021 was significantly impacted by COVID-19 related campus store closures, as well as lower enrollments due to COVID-19 and fewer on campus events. We cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations. There is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact to our results of operations, financial condition and cash flows from operations.
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
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 31, 2020	October 26, 2019
Cash, cash equivalents, and restricted cash at beginning of period	$9,008	$14,768
Net cash flows provided by operating activities	88,143	161,449
Net cash flows used in investing activities	(12,951)	(16,096)
Net cash flows used in financing activities	(76,081)	(134,765)
Cash, cash equivalents, and restricted cash at end of period	$8,119	$25,356
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
Cash flows provided by operating activities during the 26 weeks ended October 31, 2020 were $88.1 million compared to $161.4 million during the 26 weeks ended October 26, 2019. This decrease in cash provided by operating activities of $73.3 million was primarily due to lower net income compared to the prior year and changes in inventory and working capital. As discussed above, our operations were highly impacted by COVID-19 related campus store closures.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 26 weeks ended October 31, 2020 were $(13.0) million compared to $(16.1) million during the 26 weeks ended October 26, 2019. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems, renewing existing contracts and new store construction and lower payments to acquire businesses and the change in other noncurrent assets for contractual obligations.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $16.2 million and $19.3 million during the 26 weeks ended October 31, 2020 and October 26, 2019, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 26 weeks ended October 31, 2020 were $(76.1) million compared to $(134.8) million during the 26 weeks ended October 26, 2019. This net change of $58.7 million is primarily due to lower net borrowings under the credit agreement.

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
During the 26 weeks ended October 31, 2020, we borrowed $330.8 million and repaid $406.0 million under the Credit Agreement, with $99.5 million of outstanding borrowings as of October 31, 2020, comprised entirely of outstanding borrowings under the Credit Facility. During the 26 weeks ended October 26, 2019, we borrowed $150.0 million and repaid $283.5 million under the Credit Agreement. There were no outstanding borrowings as of October 26, 2019 under the Credit Facility and FILO Facility. As of both October 31, 2020 and October 26, 2019, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Income Tax Implications on Liquidity
As of October 31, 2020, other long-term liabilities includes $25.7 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.6 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 31, 2020, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 31, 2020, approximately $26.7 million remains available under the stock repurchase program.
During the 26 weeks ended October 31, 2020, we repurchased 410,560 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Off-Balance Sheet Arrangements
As of October 31, 2020, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:
•risks associated with COVID-19 and the governmental responses to it, including its impact across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks;
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
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Between January 22, 2020 and June 15, 2020, thirteen purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary, the plaintiffs generally claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation has consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. On October 16, 2020, three named student plaintiffs filed a Consolidated Amended Complaint, as did the retailer plaintiffs. We intend to vigorously defend this matter and are currently unable to estimate any potential losses.
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 31, 2020 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information as of October 31, 2020 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2020 - August 29, 2020	—	$—	—	$26,669,324
August 30, 2020 - October 3, 2020	—	$—	—	$26,669,324
October 4, 2020 - October 31, 2020	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 31, 2020, we did not repurchase any shares of our Common Stock under the program.
During the 26 weeks ended October 31, 2020, we repurchased 410,560 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

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
December 8, 2020