Form 10-Q
period 2021-01-30
Barnes & Noble Education, Inc.
filed 2021-03-09
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 26, 2021, 51,378,913 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 30, 2021

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Sales:
Product sales and other	$373,502	$453,678	$1,118,544	$1,474,448
Rental income	38,111	48,614	92,568	119,729
Total sales	411,613	502,292	1,211,112	1,594,177
Cost of sales:
Product and other cost of sales	315,607	354,999	933,847	1,146,400
Rental cost of sales	25,394	28,758	60,506	70,635
Total cost of sales	341,001	383,757	994,353	1,217,035
Gross profit	70,612	118,535	216,759	377,142
Selling and administrative expenses	92,708	106,184	254,723	317,279
Depreciation and amortization expense	13,307	15,117	40,563	46,542
Impairment loss (non-cash)	27,630	—	27,630	433
Restructuring and other charges	1,669	205	10,727	3,240
Operating (loss) income	(64,702)	(2,971)	(116,884)	9,648
Interest expense, net	2,311	1,904	5,876	5,882
(Loss) income before income taxes	(67,013)	(4,875)	(122,760)	3,766
Income tax (benefit) expense	(18,724)	(3,182)	(35,334)	1,683
Net (loss) income	$(48,289)	$(1,693)	$(87,426)	$2,083

(Loss) Income per share of common stock:
Basic	$(0.96)	$(0.04)	$(1.78)	$0.04
Diluted	$(0.96)	$(0.04)	$(1.78)	$0.04
Weighted average shares of common stock outstanding:
Basic	50,082	48,298	49,099	47,911
Diluted	50,082	48,298	49,099	48,767
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 30, 2021	January 25, 2020	May 2, 2020
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,915	$9,798	$8,242
Receivables, net	227,174	238,045	90,851
Merchandise inventories, net	452,611	530,260	428,939
Textbook rental inventories	40,720	48,474	40,710
Prepaid expenses and other current assets	25,281	24,617	16,177
Total current assets	755,701	851,194	584,919
Property and equipment, net	87,405	101,055	97,739
Operating lease right-of-use assets	242,937	251,743	250,837
Intangible assets, net	155,536	179,596	175,125
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	14,984	2,647	7,805
Other noncurrent assets	27,195	37,169	35,307
Total assets	$1,288,458	$1,428,104	$1,156,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$318,795	$389,050	$143,678
Accrued liabilities	125,815	193,705	95,420
Current operating lease liabilities	105,624	102,247	92,571
Short-term borrowings	—	—	75,000
Total current liabilities	550,234	685,002	406,669
Long-term operating lease liabilities	190,453	169,227	186,142
Other long-term liabilities	52,814	50,529	46,170
Long-term borrowings	150,800	65,900	99,700
Total liabilities	944,301	970,658	738,681
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 53,327, 52,139 and 52,140 shares, respectively; outstanding, 51,379, 48,297 and 48,298 shares, respectively	533	521	521
Additional paid-in capital	733,019	732,320	732,958
Accumulated deficit	(370,253)	(242,494)	(282,827)
Treasury stock, at cost	(19,142)	(32,901)	(32,901)
Total stockholders' equity	344,157	457,446	417,751
Total liabilities and stockholders' equity	$1,288,458	$1,428,104	$1,156,432
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 30, 2021	January 25, 2020
Cash flows from operating activities:
Net (loss) income	$(87,426)	$2,083
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization expense	40,563	46,542
Content amortization expense	3,700	2,973
Amortization of deferred financing costs	811	811
Impairment loss (non-cash)	27,630	433
Deferred taxes	(7,179)	(222)
Stock-based compensation expense	3,857	6,000
Changes in other long-term assets and liabilities, net	11,291	2,663
Changes in operating lease right-of-use assets and liabilities	11,937	9,890
Changes in other operating assets and liabilities, net	36,402	20,834
Net cash flows provided by operating activities	41,586	92,007
Cash flows from investing activities:
Purchases of property and equipment	(25,910)	(26,841)
Net change in other noncurrent assets	(78)	(507)
Net cash flows used in investing activities	(25,988)	(27,348)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	547,600	383,400
Repayments of borrowings under Credit Agreement	(571,500)	(451,000)
Sale of treasury shares	10,869	—
Purchase of treasury shares	(894)	(1,265)
Net cash flows used in financing activities	(13,925)	(68,865)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,673	(4,206)
Cash, cash equivalents and restricted cash at beginning of period	9,008	14,768
Cash, cash equivalents and restricted cash at end of period	$10,681	$10,562
Changes in other operating assets and liabilities, net:
Receivables, net	$(136,323)	$(139,875)
Merchandise inventories	(23,672)	(109,938)
Textbook rental inventories	(10)	(1,473)
Prepaid expenses and other current assets	(9,104)	(12,839)
Accounts payable and accrued liabilities	205,511	284,959
Changes in other operating assets and liabilities, net	$36,402	$20,834
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			2,321				2,321
Vested equity awards	56	1	(1)				—
Shares repurchased for tax withholdings for vested stock awards					12	(40)	(40)
Net loss				(32,155)			(32,155)
Balance at July 27, 2019	51,086	$511	$728,651	$(276,732)	3,479	$(31,676)	$420,754
Stock-based compensation expense			1,860				1,860
Vested equity awards	1,053	10	(10)				—
Shares repurchased for tax withholdings for vested stock awards					363	(1,225)	(1,225)
Net income				35,931			35,931
Balance at October 26, 2019	52,139	$521	$730,501	$(240,801)	3,842	$(32,901)	$457,320
Stock-based compensation expense			1,819				1,819
Net loss				(1,693)			(1,693)
Balance at January 25, 2020	52,139	$521	$732,320	$(242,494)	3,842	$(32,901)	$457,446

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			1,521				1,521
Vested equity awards	514	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					179	(342)	(342)
Net loss				(46,652)			(46,652)
Balance August 1, 2020	52,654	$526	$734,474	$(329,479)	4,021	$(33,243)	$372,278
Stock-based compensation expense			1,180				1,180
Vested equity awards	662	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					231	(539)	(539)
Net income				7,515			7,515
Balance October 31, 2020	53,316	$533	$735,647	$(321,964)	4,252	$(33,782)	$380,434
Stock-based compensation expense			1,156				1,156
Vested equity awards	11	—	—				—
Sale of treasury shares			(3,784)		(2,308)	14,653	10,869
Shares repurchased for tax withholdings for vested stock awards					4	(13)	(13)
Net loss				(48,289)			(48,289)
Balance at January 30, 2021	53,327	$533	$733,019	$(370,253)	1,948	$(19,142)	$344,157
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 2, 2020, April 27, 2019 and April 28, 2018 (Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively), the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended August 1, 2020, and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 26 weeks ended October 31, 2020.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,441 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
Partnership with Fanatics and FLC
In December 2020, we entered into a new merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. ("Fanatics") and Fanatics Lids College, Inc. ("FLC"). Through this partnership, we will receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our high margin general merchandise business. We will leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC will manage in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores. FLC has agreed to purchase our logo and emblematic general merchandise inventory, which we expect to be finalized during our fiscal 2021 fourth quarter. We will maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We will also work closely with our campus partners to ensure that each campus store will maintain unique aspects of in-store merchandising, including localized product

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

assortments and specific styles and designs that reflect each campus’s brand. We expect Fanatics and FLC to go live with this partnership beginning in the second calendar quarter of 2021.
Additionally, Fanatics, Inc. and Lids Holdings, Inc. jointly made a $15,000 strategic equity investment in BNED and received 2,307,692 common shares of BNED in exchange. We expect to use these proceeds to for general corporate purposes. For additional information, see Note 7. Equity and Earnings Per Share.
Wolfram|Alpha Agreement
In December 2020, we entered into an agreement with Wolfram|Alpha to develop a math solver as a new feature in our bartleby suite of homework help and learning solutions. Powered by Wolfram|Alpha’s best-in-class computation engine, the math solver will allow students to access an interactive digital calculator that provides real-time, step-by-step explanations for even the most advanced math problems.
COVID-19 Business Impact
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal 2020 fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
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
Our fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. Fewer students have returned to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. See Note 2. Summary of Significant Accounting Policies - Evaluation of Goodwill and Other Long-Lived Assets related to the impairment loss (non-cash) recognized during the 13 weeks ended January 30, 3021.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. There is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 30, 2021 are not indicative of the results expected for the 52 weeks ending May 1, 2021 (Fiscal 2021).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

subscription-based services business. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
Evaluation of Goodwill and Other Long-Lived Assets
As of January 30, 2021, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2021. In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. The fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of January 30, 2021, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $87,405, $242,937, $155,536, and $27,195, respectively, on our condensed consolidated balance sheet.
Our fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning models and on-campus activities during the Spring semester of fiscal 2021. Many of the trends observed during the Fall semester continued into the Spring semester, as fewer students have returned to campus for the Spring semester, many colleges and universities continued with remote learning models and on-campus classes and activities have been further curtailed, including many big athletic conferences that have been either eliminated or severely restricted. These combined events continue to impact the Company’s course materials and general merchandise business. During the 13 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, comprised of $5,085, $13,328, $6,278 and $2,939 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 8. Fair Value Measurements.
During the 39 weeks ended January 25, 2020, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which were not recoverable.
Income Taxes
As of January 30, 2021, other long-term liabilities includes $25,748 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7,597 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

guidance during the first quarter of Fiscal 2021 with no cumulative-effect adjustment to retained earnings. The guidance does not have a material impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance seeks to simplify the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance seeks to further simplify the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. We adopted ASU 2019-12 during the current quarter (third quarter of fiscal 2021). As a result of adopting this standard, we did not record a cumulative adjustment and there was not a material impact on our condensed consolidated financial statements.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Retail
Product Sales	$338,495	$400,170	$998,158	$1,320,587
Rental Income	38,111	48,614	92,568	119,729
Service and Other Revenue (a)	11,063	9,204	32,233	34,097
Retail Total Sales	$387,669	$457,988	$1,122,959	$1,474,413
Wholesale Sales	$39,465	$66,996	$156,146	$179,515
DSS Sales (b)	$7,206	$6,435	$19,025	$17,024
Eliminations (c)	$(22,727)	$(29,127)	$(87,018)	$(76,775)
Total Sales	$411,613	$502,292	$1,211,112	$1,594,177
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of January 30, 2021, January 25, 2020 and May 2, 2020 on our condensed consolidated balance sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue consists of the following:
•advanced payments from customers related to textbook rental and subscription-based performance obligations, which are recognized ratably over the terms of the related rental or subscription periods;
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and FLC as discussed in Note 1. Organization - Partnership with Fanatics and FLC and Note 7. Equity and Earnings Per Share - Sale of Treasury Shares.
Deferred revenue of $47,166, $60,708, and $13,373 is recorded in accrued liabilities and $3,956, $0, and $0 is recorded in other long-term liabilities on our condensed consolidated balance sheets for the periods ended January 30, 2021, January 25, 2020 and May 2, 2020, respectively. As of January 30, 2021, we expect to recognize $47,166 of the deferred revenue balance within the next 12 months. The following table presents changes in contract liabilities:

	39 weeks ended
	January 30, 2021	January 25, 2020
Deferred revenue at the beginning of period	$13,373	$20,418
Additions to deferred revenue during the period	148,777	170,375
Reductions to deferred revenue for revenue recognized during the period	(111,028)	(130,085)
Deferred revenue balance at the end of period	$51,122	$60,708

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

We used our incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable. We utilized an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.
The following table summarizes lease expense:

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Variable lease expense	$27,399	$23,402	$62,081	$54,412
Operating lease expense	28,127	37,188	87,558	137,148
Net lease expense	$55,526	$60,590	$149,639	$191,560
The decrease in lease expense is primarily due to lower sales for contracts based on a percentage of revenue and the impact of the timing and reduction of minimum contractual guarantees.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of January 30, 2021:

As of
January 30, 2021
Remainder of Fiscal 2021	$84,074
Fiscal 2022	52,998
Fiscal 2023	45,682
Fiscal 2024	37,980
Fiscal 2025	31,605
Thereafter	88,819
Total lease payments	341,158
Less: imputed interest	(45,081)
Operating lease liabilities at period end	$296,077
Future lease payment obligations related to leases that were entered into, but did not commence as of January 30, 2021, were not material.
The following summarizes additional information related to our operating leases:

As of
January 30, 2021
Weighted average remaining lease term (in years)	5.5 years
Weighted average discount rate	4.7%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$75,851
ROU assets obtained in exchange for lease liabilities from initial recognition	$108,873

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
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
Retail
The Retail Segment operates 1,441 college, university, and K-12 school bookstores, comprised of 765 physical bookstores and 676 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,300 physical bookstores (including our Retail Segment's 765 physical bookstores) and sources and distributes new and used textbooks to our 676 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Sales:
Retail	$387,669	$457,988	$1,122,959	$1,474,413
Wholesale	39,465	66,996	156,146	179,515
DSS	7,206	6,435	19,025	17,024
Elimination	(22,727)	(29,127)	(87,018)	(76,775)
Total Sales	$411,613	$502,292	$1,211,112	$1,594,177

Gross Profit
Retail	$53,523	$99,790	$165,170	$322,869
Wholesale	10,658	14,235	38,129	41,688
DSS	5,882	5,283	15,290	13,838
Elimination	549	(773)	(1,830)	(1,253)
Total Gross Profit	$70,612	$118,535	$216,759	$377,142

Depreciation and Amortization
Retail	$9,806	$11,699	$30,361	$35,372
Wholesale	1,614	1,483	4,231	4,531
DSS	1,863	1,904	5,883	6,543
Corporate Services	24	31	88	96
Total Depreciation and Amortization	$13,307	$15,117	$40,563	$46,542

Operating (Loss) Income
Retail	$(59,996)	$(3,747)	$(107,740)	$11,478
Wholesale	4,708	8,440	21,625	23,493
DSS	(2,567)	(1,608)	(6,218)	(6,420)
Corporate Services	(7,451)	(5,412)	(22,847)	(17,832)
Elimination	604	(644)	(1,704)	(1,071)
Total Operating (Loss) Income	$(64,702)	$(2,971)	$(116,884)	$9,648

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
The following is a reconciliation of segment Operating (Loss) Income to consolidated (Loss) Income Before Income Taxes:
Total Operating (Loss) Income	$(64,702)	$(2,971)	$(116,884)	$9,648
Interest Expense, net	2,311	1,904	5,876	5,882
(Loss) Income Before Income Taxes	$(67,013)	$(4,875)	$(122,760)	$3,766

During the 13 and 39 weeks ended January 30, 2021, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, in the Retail segment on the condensed consolidated statement of operations. For additional information, see Note 2. Summary of Significant Accounting Policies.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 30, 2021, we did not repurchase shares of our Common Stock under the program and as of January 30, 2021, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 30, 2021, we repurchased 414,174 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Sale of Treasury Shares
In December 2020, we entered into a new merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability ($175 in accrued liabilities and $3,956 in other long-term liabilities our condensed consolidated balance sheet) which is expected to be recognized over the term of the merchandising contracts for Fanatics and FLC, as discussed in Note 1. Organization - Partnership with Fanatics and FLC. We expect to use these proceeds for general corporate purposes.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended January 30, 2021 and January 25, 2020, average shares of 4,005,236 and 3,682,169 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 39 weeks ended January 30, 2021 and January 25, 2020, average shares of 3,234,606 and 1,348,949 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		39 weeks ended
(shares in thousands)	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Numerator for basic earnings per share:
Net (loss) income available to common shareholders	$(48,289)	$(1,693)	$(87,426)	$2,083
Less allocation of earnings to participating securities	—	—	—	(1)
Net (loss) income available to common shareholders	$(48,289)	$(1,693)	$(87,426)	$2,082

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(48,289)	$(1,693)	$(87,426)	$2,082
Allocation of earnings to participating securities	—	—	—	1
Less diluted allocation of earnings to participating securities	—	—	—	(1)
Net (loss) income available to common shareholders	$(48,289)	$(1,693)	$(87,426)	$2,082

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	50,082	48,298	49,099	47,911

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	50,082	48,298	49,099	47,911
Average dilutive restricted stock units	—	—	—	403
Average dilutive performance shares	—	—	—	9
Average dilutive restricted shares	—	—	—	12
Average dilutive performance share units	—	—	—	432
Average dilutive stock options	—	—	—	—
Diluted weighted average shares of Common Stock	50,082	48,298	49,099	48,767

(Loss) Earnings per share of Common Stock:
Basic	$(0.96)	$(0.04)	$(1.78)	$0.04
Diluted	$(0.96)	$(0.04)	$(1.78)	$0.04

Note 8. Fair Value Measurements
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Non-Financial Assets and Liabilities

Our non-financial assets include goodwill, property and equipment, operating lease right-of-use assets, and intangible assets. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. During the 13 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, on the condensed consolidated statement of operations. For additional information, see Note 2. Summary of Significant Accounting Policies. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis during the 13 and 39 weeks ended January 30, 2021 and the 39 weeks ended January 25, 2020, and the total impairments recorded as a result of the remeasurement process:

	13 and 39 weeks ended January 30, 2021			39 weeks ended January 25, 2020
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Receivables, net	$—	$—	$—	$245	$—	$245
Property and equipment, net	5,505	420	5,085	300	—	300
Operating lease right-of-use assets	26,427	13,099	13,328	—	—	—
Intangible assets, net	7,723	1,445	6,278	—	—	—
Other noncurrent assets	3,539	600	2,939	—	—	—
Accrued liabilities	—	—	—	(112)	—	(112)
Total	$43,194	$15,564	$27,630	$433	$—	$433

Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of January 30, 2021, we recorded a liability of $1,729 (Level 2 input) which is reflected in accrued liabilities ($1,093) and other long-term liabilities ($636) on the condensed consolidated balance sheet. For additional information, see Note 12. Long-Term Incentive Plan Compensation Expense.
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
During the 39 weeks ended January 30, 2021, we borrowed $547,600 and repaid $571,500 under the Credit Agreement, with $150,800 of outstanding borrowings as of January 30, 3021, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 25, 2020, we borrowed $383,400 and repaid $451,000 under the Credit Agreement, with

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

$65,900 of outstanding borrowings as of January 25,2020, comprised entirely of borrowings under the Credit Facility. As of both January 30, 2021 and January 25, 2020, we have issued $4,759 in letters of credit under the Credit Facility.
Note 10. Supplementary Information
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, comprised of $5,085, $13,328, $6,278 and $2,939 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations. For additional information, see Note 2. Summary of Significant Accounting Policies and Note 8. Fair Value Measurements.
During the 39 weeks ended January 25, 2020, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which were not recoverable.
Restructuring and other charges
During the 13 and 39 weeks ended January 30, 2021, we recognized restructuring and other charges totaling $1,669 and $10,727, respectively, comprised primarily of $1,285 and $5,756, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($4,660 is included in accrued liabilities in the consolidated balance sheet as of January 30, 2021), $172 and $4,644, respectively, for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with the Fanatics and FLC partnership agreements and shareholder activist activities, and $212 and $327, respectively, related to liabilities for a facility closure.
During the 13 and 39 weeks ended January 25, 2020, we recognized restructuring and other charges totaling $205 and $3,240, respectively, comprised primarily of $0 and $791, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $205 and $2,249, respectively, for professional service costs related to restructuring, process improvements, and shareholder activities.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 and $844 during the 13 weeks ended January 30, 2021 and January 25, 2020, respectively. Total employee benefit expense for these plans was $0 and $2,683 during the 39 weeks ended January 30, 2021 and January 25, 2020, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we have temporarily suspended employer matching contributions into our 401(k) plans through the end of Fiscal 2021.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
During the 39 weeks ended January 30, 2021, we granted the following awards:
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
•2,345,528 phantom share units granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed $7.38 per share. The phantom shares vest and will be settled in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The average fair value on the date of grant was $1.88 per phantom share using risk-free rates ranging from 0.12%-0.15% for the three tranches and annual volatility ranging from 86%-114% for the three tranches. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of January 30, 2021, we recorded a liability of $1,729 (Level 2 input) which is reflected in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 30, 2021 and January 25, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Stock-based awards
Restricted stock expense	$88	$30	$138	$90
Restricted stock units expense	786	1,515	3,121	5,227
Performance shares expense	—	—	—	12
Performance share units expense	12	274	217	671
Stock option expense	270	—	381	—
Sub-total stock-based awards:	$1,156	$1,819	$3,857	$6,000
Cash settled awards
Phantom share units expense	$1,505	$—	$1,729	$—
Total compensation expense for long-term incentive awards	$2,661	$1,819	$5,586	$6,000

Total unrecognized compensation cost related to unvested awards as of January 30, 2021 was $12,318 and is expected to be recognized over a weighted-average period of 2.4 years.
Note 13. Income Taxes
We recorded an income tax benefit of $(18,724) on a pre-tax loss of $(67,013) during the 13 weeks ended January 30, 2021, which represented an effective income tax rate of 27.9% and income tax benefit of $(3,182) on a pre-tax loss of $(4,875) during the 13 weeks ended January 25, 2020, which represented an effective income tax rate of 65.3%.
We recorded an income tax benefit of $(35,334) on a pre-tax loss of $(122,760) during the 39 weeks ended January 30, 2021, which represented an effective income tax rate of 28.8% and income tax expense of $1,683 on pre-tax income of $3,766 during the 39 weeks ended January 25, 2020, which represented an effective income tax rate of 44.7%.
The effective tax rate for the 13 and 39 weeks ended January 30, 2021 is lower as compared to the prior year comparable period due to permanent differences.
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,441 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
Partnership with Fanatics and FLC
In December 2020, we entered into a new merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. ('Fanatics") and Fanatics Lids College, Inc. ("FLC"). Through this partnership, we will receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our high margin general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise will offer our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with FLC, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores will have improved access to trend and sales performance data on licensees, product styles, and design treatments. FLC has agreed to purchase our logo and emblematic general merchandise inventory, which we expect to be finalized during our fiscal 2021 fourth quarter.
We will maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We will also work closely with our campus partners to ensure that each campus store will maintain unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We will leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC will manage in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores. We expect to go live with this partnership beginning in the second calendar quarter of 2021.
Additionally, Fanatics, Inc. and Lids Holdings, Inc. jointly made a $15,000 strategic equity investment in BNED and received 2,307,692 common shares of BNED in exchange. We expect to use these proceeds for general corporate purposes. For additional information, see Item 1. Financial Statements - Note 7. Equity and Earnings Per Share.
Wolfram|Alpha Agreement
In December 2020, we entered into an agreement with Wolfram|Alpha to develop a math solver as a new feature in our bartleby suite of homework help and learning solutions. Powered by Wolfram|Alpha’s best-in-class computation engine, the

math solver will allow students to access an interactive digital calculator that provides real-time, step-by-step explanations for even the most advanced math problems.

COVID-19 Business Impact
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal 2020 fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
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
Our fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. Fewer students have returned to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. See Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Evaluation of Goodwill and Other Long-Lived Assets related to the impairment loss (non-cash) recognized during the 13 weeks ended January 30, 3021.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. There is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.
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
Retail Segment
The Retail Segment operates 1,441 college, university, and K-12 school bookstores, comprised of 765 physical bookstores and 676 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.

Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,300 physical bookstores (including our Retail Segment's 765 physical bookstores) and sources and distributes new and used textbooks to our 676 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
•Impact of COVID-19: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery, including the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants. Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 pandemic and ensure the safety of their students. Although many institutions have reopened, academic institutions are considering alternatives to traditional in-person instruction, including on-line learning and significantly reduced classroom size. Additionally, many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business.
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
•Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Recently, the impact of fewer students on campus due to COVID-19 has significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program, both of which are relatively nascent.
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
Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Sales:
Product sales and other	$373,502	$453,678	$1,118,544	$1,474,448
Rental income	38,111	48,614	92,568	119,729
Total sales	$411,613	$502,292	$1,211,112	$1,594,177

Net (loss) income	$(48,289)	$(1,693)	$(87,426)	$2,083

Adjusted Earnings (non-GAAP) (a)	$(25,572)	$(748)	$(56,213)	$7,011

Adjusted EBITDA (non-GAAP) (a)
Retail	$(22,222)	$8,140	$(44,538)	$49,220
Wholesale	6,322	9,923	25,856	28,024
DSS	1,005	1,150	3,358	2,492
Corporate Services	(6,491)	(5,154)	(17,236)	(15,829)
Elimination	604	(644)	(1,704)	(1,071)
Total Adjusted EBITDA (non-GAAP)	$(20,782)	$13,415	$(34,264)	$62,836

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Sales:
Product sales and other	90.7%	90.3%	92.4%	92.5%
Rental income	9.3	9.7	7.6	7.5
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	84.5	78.2	83.5	77.8
Rental cost of sales (a)	66.6	59.2	65.4	59.0
Total cost of sales	82.8	76.4	82.1	76.3
Gross margin	17.2	23.6	17.9	23.7
Selling and administrative expenses	22.5	21.1	21.0	19.9
Depreciation and amortization expense	3.2	3.0	3.3	2.9
Impairment loss (non-cash)	6.7	—	2.3	—
Restructuring and other charges	0.4	—	0.9	0.2
Operating (loss) income	(15.6)%	(0.5)%	(9.6)%	0.7%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 39 weeks ended January 30, 2021 compared with the 13 and 39 weeks ended January 25, 2020

	13 weeks ended, January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$349,558	$39,465	$7,206	$—	$(22,727)	$373,502
Rental income	38,111	—	—	—	—	38,111
Total sales	387,669	39,465	7,206	—	(22,727)	411,613
Cost of sales:
Product and other cost of sales	308,752	28,807	1,324	—	(23,276)	315,607
Rental cost of sales	25,394	—	—	—	—	25,394
Total cost of sales	334,146	28,807	1,324	—	(23,276)	341,001
Gross profit	53,523	10,658	5,882	—	549	70,612
Selling and administrative expenses	75,921	4,336	6,015	6,491	(55)	92,708
Depreciation and amortization expense	9,806	1,614	1,863	24	—	13,307
Sub-Total:	$(32,204)	$4,708	$(1,996)	$(6,515)	$604	(35,403)
Impairment loss (non-cash)						27,630
Restructuring and other charges						1,669
Operating loss						$(64,702)

	13 weeks ended, January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$409,374	$66,996	$6,435	$—	$(29,127)	$453,678
Rental income	48,614	—	—	—	—	48,614
Total sales	457,988	66,996	6,435	—	(29,127)	502,292
Cost of sales:
Product and other cost of sales	329,440	52,761	1,152	—	(28,354)	354,999
Rental cost of sales	28,758	—	—	—	—	28,758
Total cost of sales	358,198	52,761	1,152	—	(28,354)	383,757
Gross profit	99,790	14,235	5,283	—	(773)	118,535
Selling and administrative expenses	91,860	4,312	4,987	5,154	(129)	106,184
Depreciation and amortization expense	11,699	1,483	1,904	31	—	15,117
Sub-Total:	$(3,769)	$8,440	$(1,608)	$(5,185)	$(644)	(2,766)
Restructuring and other charges						205
Operating loss						$(2,971)

	39 weeks ended, January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,030,391	$156,146	$19,025	$—	$(87,018)	$1,118,544
Rental income	92,568	—	—	—	—	92,568
Total sales	1,122,959	156,146	19,025	—	(87,018)	1,211,112
Cost of sales:
Product and other cost of sales	897,283	118,017	3,735	—	(85,188)	933,847
Rental cost of sales	60,506	—	—	—	—	60,506
Total cost of sales	957,789	118,017	3,735	—	(85,188)	994,353
Gross profit	165,170	38,129	15,290	—	(1,830)	216,759
Selling and administrative expenses	210,286	12,273	15,054	17,236	(126)	254,723
Depreciation and amortization expense	30,361	4,231	5,883	88	—	40,563
Sub-Total:	$(75,477)	$21,625	$(5,647)	$(17,324)	$(1,704)	(78,527)
Impairment loss (non-cash)						27,630
Restructuring and other charges						10,727
Operating loss						$(116,884)

	39 weeks ended, January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,354,684	$179,515	$17,024	$—	$(76,775)	$1,474,448
Rental income	119,729	—	—	—	—	119,729
Total sales	1,474,413	179,515	17,024	—	(76,775)	1,594,177
Cost of sales:
Product and other cost of sales	1,080,909	137,827	3,186	—	(75,522)	1,146,400
Rental cost of sales	70,635	—	—	—	—	70,635
Total cost of sales	1,151,544	137,827	3,186	—	(75,522)	1,217,035
Gross profit	322,869	41,688	13,838	—	(1,253)	377,142
Selling and administrative expenses	274,253	13,664	13,715	15,829	(182)	317,279
Depreciation and amortization expense	35,372	4,531	6,543	96	—	46,542
Sub-Total:	$13,244	$23,493	$(6,420)	$(15,925)	$(1,071)	13,321
Impairment loss (non-cash)						433
Restructuring and other charges						3,240
Operating income						$9,648

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 30, 2021 and January 25, 2020:

	13 weeks ended			39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020	%	January 30, 2021	January 25, 2020	%
Product sales and other	$373,502	$453,678	(17.7)%	$1,118,544	$1,474,448	(24.1)%
Rental income	38,111	48,614	(21.6)%	92,568	119,729	(22.7)%
Total Sales	$411,613	$502,292	(18.1)%	$1,211,112	$1,594,177	(24.0)%

Sales decreased by $90.7 million, or 18.1%, to $411.6 million during the 13 weeks ended January 30, 2021 from $502.3 million during the 13 weeks ended January 25, 2020.
Sales decreased by $383.1 million, or 24.0%, to $1,211.1 million during the 39 weeks ended January 30, 2021 from $1,594.2 million during the 39 weeks ended January 25, 2020.
The sales decrease is primarily related to the impact from temporary store closings related to COVID-19, as well as lower in store foot traffic, lower enrollments and fewer on-campus events due to COVID-19.
The components of the variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended		39 weeks ended
Dollars in millions	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Retail Sales
New stores	$17.3	$16.3	$52.7	$61.9
Closed stores	(8.3)	(18.1)	(32.2)	(50.8)
Comparable stores (a)	(83.3)	(37.9)	(384.0)	(99.0)
Textbook rental deferral	1.6	0.7	11.7	3.0
Service revenue (b)	1.8	(1.4)	(1.9)	(3.9)
Other (c)	0.6	0.3	2.2	(5.9)
Retail sales subtotal:	$(70.3)	$(40.1)	$(351.5)	$(94.7)
Wholesale Sales	$(27.5)	$(11.5)	$(23.4)	$(29.8)
DSS Sales	$0.8	$1.2	$2.0	$1.2
Eliminations (d)	$6.3	$4.7	$(10.2)	$17.2
Total sales variance:	$(90.7)	$(45.7)	$(383.1)	$(106.1)
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
Retail
Retail sales decreased by $70.3 million, or 15.4%, to $387.7 million during the 13 weeks ended January 30, 2021 from $458.0 million during the 13 weeks ended January 25, 2020. Retail sales decreased by $351.5 million, or 23.8%, to $1,123.0 million during the 39 weeks ended January 30, 2021 from $1,474.4 million during the 39 weeks ended January 25, 2020. Retail added 88 new stores and closed 66 stores (not including temporary store closings due to COVID-19) during the 39 weeks ended January 30, 2021, ending the period with a total of 1,441 stores.

	13 weeks ended				39 weeks ended
	January 30, 2021		January 25, 2020		January 30, 2021		January 25, 2020
Number of Stores:	Physical	Virtual	Physical	Virtual	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	769	671	772	664	772	647	772	676
Opened	—	7	5	7	30	58	45	62
Closed	4	2	5	7	37	29	45	74
Number of stores at end of period	765	676	772	664	765	676	772	664

Product and other sales for Retail for the 13 weeks ended January 30, 2021 decreased by $59.8 million, or 14.6% to $349.6 million from $409.4 million during the 13 weeks ended January 25, 2020. Product and other sales for Retail for the 39 weeks ended January 30, 2021 decreased by $324.3 million, or 23.9% to $1,030.4 million from $1,354.7 million during the 39 weeks ended January 25, 2020. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by the temporary store closings due to COVID-19 earlier in the fiscal year, as well as the impact of fewer students returning to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big-conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. Textbook (Course Materials) revenue for Retail decreased primarily due to lower new and used textbook and other course materials sales, while First Day (our inclusive access program), digital and eTextbook revenue increased. General merchandise sales for Retail decreased primarily due to lower emblematic apparel sales (as many athletic events were canceled due to COVID-19), lower supply product sales and lower graduation product sales (primarily due to COVID-19 related campus closures). We have made continued progress in the development of our next generation e-commerce platform, which launched in Fiscal 2021 to deliver increased high-margin general merchandise sales.
Rental income for Retail for the 13 weeks ended January 30, 2021 decreased by $10.5 million, or 21.6% to $38.1 million from $48.6 million during the 13 weeks ended January 25, 2020. Rental income for Retail for the 39 weeks ended January 30, 2021 decreased by $27.2 million, or 22.7% to $92.6 million from $119.7 million during the 39 weeks ended January 25, 2020. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity due to the COVID-19 pandemic as discussed above and the impact of increased digital offerings.
Comparable store sales for Retail decreased for the 13 and 39 week sales period. Comparable store sales were impacted primarily by COVID-19 related campus temporary store closures, lower enrollment and on-campus events (all discussed above), a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, lower general merchandise sales (including graduation products and logo products for athletic events). These decreases were partially offset by increased First Day, digital and eTextbook revenue. Consistent with prior years, the Spring Rush period extended beyond the quarter due to later school openings and the continued pattern of students buying course materials later in the semester. Factoring in the fiscal month of February, comparable store sales decreased 26.7% on a year to date basis.
Comparable store sales variances for Retail by category for the 13 and 39 week periods are as follows:

Comparable Store Sales variances - Retail	13 weeks ended				39 weeks ended
Dollars in millions	January 30, 2021		January 25, 2020		January 30, 2021		January 25, 2020
Textbooks (Course Materials)	$(25.0)	(8.1)%	$(31.2)	(9.3)%	$(136.1)	(14.3)%	$(85.2)	(8.3)%
General Merchandise	(58.0)	(45.8)%	(0.9)	(0.7)%	(242.2)	(54.9)%	4.7	1.1%
Trade Books	(5.5)	(61.1)%	(2.3)	(20.2)%	(19.4)	(69.3)%	(4.9)	(14.7)%
Total Comparable Store Sales	$(88.5)	(19.9)%	$(34.4)	(7.3)%	$(397.7)	(28.0)%	$(85.4)	(5.7)%
Comparable store sales includes sales from physical stores that have been open for an entire fiscal year period and virtual store sales for the period, does not include sales from closed stores for all periods presented, and digital agency sales are included on a gross basis.
Wholesale
Wholesale sales decreased by $27.5 million, or 41.1% to $39.5 million during the 13 weeks ended January 30, 2021 from $67.0 million during the 13 weeks ended January 25, 2020. Wholesale sales decreased by $23.4 million, or 13.0% to $156.1 million during the 39 weeks ended January 30, 2021 from $179.5 million during the 39 weeks ended January 25, 2020. The decrease is primarily due to decreased gross sales impacted by the COVID-19 pandemic, partially offset by a lower returns and allowances.
DSS
DSS total sales increased by $0.8 million, or 12.0% to $7.2 million during the 13 weeks ended January 30, 2021 from $6.4 million during the 13 weeks ended January 25, 2020. DSS total sales increased by $2.0 million, or 11.8% to $19.0 million during the 39 weeks ended January 30, 2021 from $17.0 million during the 39 weeks ended January 25, 2020. Sales increased primarily due to an increase in bartleby subscription sales.

Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 82.8% during the 13 weeks ended January 30, 2021 compared to 76.4% during the 13 weeks ended January 25, 2020. Our gross margin decreased by $47.9 million, or 40.4%, to $70.6 million, or 17.2% of sales, during the 13 weeks ended January 30, 2021 from $118.5 million, or 23.6% of sales during the 13 weeks ended January 25, 2020.
Our cost of sales increased as a percentage of sales to 82.1% during the 39 weeks ended January 30, 2021 compared to 76.3% during the 39 weeks ended January 25, 2020. Our gross margin decreased by $160.4 million, or 42.5%, to $216.7 million, or 17.9% of sales, during the 39 weeks ended January 30, 2021 from $377.1 million, or 23.7% of sales during the 39 weeks ended January 25, 2020.
Retail
The following table summarizes the Retail cost of sales for the 13 and 39 weeks ended January 30, 2021 and January 25, 2020:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2021	% of Related Sales	January 25, 2020	% of Related Sales	January 30, 2021	% of Related Sales	January 25, 2020	% of Related Sales
Product and other cost of sales	$308,752	88.3%	$329,440	80.5%	$897,283	87.1%	$1,080,909	79.8%
Rental cost of sales	25,394	66.6%	28,758	59.2%	60,506	65.4%	70,635	59.0%
Total Cost of Sales	$334,146	86.2%	$358,198	78.2%	$957,789	85.3%	$1,151,544	78.1%
The following table summarizes the Retail gross margin for the 13 and 39 weeks ended January 30, 2021 and January 25, 2020:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2021	% of Related Sales	January 25, 2020	% of Related Sales	January 30, 2021	% of Related Sales	January 25, 2020	% of Related Sales
Product and other gross margin	$40,806	11.7%	$79,934	19.5%	$133,108	12.9%	$273,775	20.2%
Rental gross margin	12,717	33.4%	19,856	40.8%	32,062	34.6%	49,094	41.0%
Gross Margin	$53,523	13.8%	$99,790	21.8%	$165,170	14.7%	$322,869	21.9%
For the 13 weeks ended January 30, 2021, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (785 basis points), driven primarily by an unfavorable sales mix (445 basis points) due to lower high-margin general merchandise sales of approximately $59.1 million and the shift to lower margin digital courseware, and lower margin rates (380 basis points) due to higher markdowns, partially offset by lower contract costs as a percentage of sales related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (745 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (795 basis points), partially offset by higher rental margin rates (40 basis points) and favorable rental mix (10 basis points).
For the 39 weeks ended January 30, 2021, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (730 basis points), driven primarily by an unfavorable sales mix (475 basis points) due to lower high-margin general merchandise sales of approximately $247.0 million and the shift to lower margin digital courseware, and lower margin rates (325 basis points) due to higher markdowns, partially offset by lower contract costs as a percentage of sales related to our college and university contracts (70 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (640 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (670 basis points) and unfavorable rental mix (40 basis points), partially offset by higher rental margin rates (70 basis points).

Wholesale
The cost of sales and gross margin for Wholesale were $28.8 million, or 73.0% of sales, and $10.7 million, or 27.0% of sales, respectively, during the 13 weeks ended January 30, 2021. The cost of sales and gross margin for Wholesale was $52.8 million or 78.8% of sales and $14.2 million or 21.2% of sales, respectively, during the 13 weeks ended January 25, 2020.
The cost of sales and gross margin for Wholesale were $118.0 million, or 75.6% of sales, and $38.1 million, or 24.4% of sales, respectively, during the 39 weeks ended January 30, 2021. The cost of sales and gross margin for Wholesale was $137.8 million or 76.8% of sales and $41.7 million or 23.2% of sales, respectively, during the 39 weeks ended January 25, 2020.
The gross margin rate increased during the 13 and 39 weeks ended January 30, 2021 primarily due to the favorable impact of returns and allowances and lower markdowns, partially offset by an unfavorable sales mix.
DSS
The gross margin for the DSS segment was $5.9 million, or 81.6% of sales, during the 13 weeks ended January 30, 2021 and $5.3 million, or 82.1% of sales, during the 13 weeks ended January 25, 2020. The gross margin for the DSS segment was $15.3 million, or 80.4% of sales, during the 39 weeks ended January 30, 2021 and $13.8 million, or 81.3% of sales, during the 39 weeks ended January 25, 2020. The high gross margins are driven primarily by high margin subscription service revenue earned. The decrease in gross margin for the 13 and 39 weeks ended January 30, 2021 is primarily due to increased amortization of content development costs for bartleby textbook solutions of $0.3 million and $0.8 million, respectively.
Intercompany Eliminations
During the 13 weeks ended January 30, 2021 and January 25, 2020, our sales eliminations were $(22.7) million and $(29.1) million, respectively. During the 39 weeks ended January 30, 2021 and January 25, 2020, our sales eliminations were $(87.0) million and $(76.8) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended January 30, 2021 and January 25, 2020, the cost of sales eliminations were $(23.3) million and $(28.4) million, respectively. During the 39 weeks ended January 30, 2021 and January 25, 2020, the cost of sales eliminations were $(85.2) million and $(75.5) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended January 30, 2021 and January 25, 2020, the gross margin eliminations were $0.5 million and $(0.8) million, respectively. During the 39 weeks ended January 30, 2021 and January 25, 2020, the gross margin eliminations were $(1.8) million and $(1.3) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2021	% of Sales	January 25, 2020	% of Sales	January 30, 2021	% of Sales	January 25, 2020	% of Sales
Total Selling and Administrative Expenses	$92,708	22.5%	$106,184	21.1%	$254,723	21.0%	$317,279	19.9%
During the 13 weeks ended January 30, 2021, selling and administrative expenses decreased by $13.5 million, or 12.7%, to $92.7 million from $106.2 million during the 13 weeks ended January 25, 2020. During the 39 weeks ended January 30, 2021, selling and administrative expenses decreased by $62.6 million, or 19.7%, to $254.7 million from $317.3 million during the 39 weeks ended January 25, 2020.
The variances by segment are as follows:
Retail
During the 13 weeks ended January 30, 2021, Retail selling and administrative expenses decreased by $15.9 million, or 17.4%, to $75.9 million from $91.9 million during the 13 weeks ended January 25, 2020. This decrease was primarily due to a $13.1 million decrease in stores payroll and operating expenses, including comparable stores, lower virtual stores and new/closed stores payroll and operating expenses, and a decrease of $2.8 million in corporate payroll, infrastructure costs, product development costs and digital operations costs.

During the 39 weeks ended January 30, 2021, Retail selling and administrative expenses decreased by $64.0 million, or 23.3%, to $210.3 million from $274.2 million during the 39 weeks ended January 25, 2020. This decrease was primarily due to a $53.6 million decrease in stores payroll and operating expenses, including comparable stores, primarily due to furloughed store employees, lower virtual stores and new/closed stores payroll and operating expenses, and a decrease of $10.4 million in corporate payroll, infrastructure costs, product development costs and digital operations costs.
Wholesale
Wholesale selling and administrative expenses remained flat at $4.3 million for both the 13 weeks ended January 30, 2021 and January 25, 2020. During the 39 weeks ended January 30, 2021, Wholesale selling and administrative expenses decreased by $1.4 million or 10.2% to $12.3 million from $13.7 million during the 39 weeks ended January 25, 2020. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
During the 13 weeks ended January 30, 2021, DSS selling and administrative expenses increased by $1.0 million or 20.6% to $6.0 million from $5.0 million during the 13 weeks ended January 25, 2020. During the 39 weeks ended January 30, 2021, DSS selling and administrative expenses increased by $1.3 million or 9.8% to $15.0 million from $13.7 million during the 39 weeks ended January 25, 2020. The increase in costs was primarily driven by higher professional services and advertising costs.
Corporate Services
During the 13 weeks ended January 30, 2021, Corporate Services' selling and administrative expenses increased by $1.3 million or 25.9% to $6.5 million from $5.2 million during the 13 weeks ended January 25, 2020. During the 39 weeks ended January 30, 2021, Corporate Services' selling and administrative expenses increased by $1.4 million or 8.9% to $17.2 million from $15.8 million during the 39 weeks ended January 25, 2020. The increase was primarily due to higher compensation-related expense and higher operating expenses.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2021	% of Sales	January 25, 2020	% of Sales	January 30, 2021	% of Sales	January 25, 2020	% of Sales
Total Depreciation and Amortization Expense	$13,307	3.2%	$15,117	3.0%	$40,563	3.3%	$46,542	2.9%
Depreciation and amortization expense decreased by $1.8 million, or 12.0%, to $13.3 million during the 13 weeks ended January 30, 2021 from $15.1 million during the 13 weeks ended January 25, 2020. Depreciation and amortization expense decreased by $6.0 million, or 12.8%, to $40.6 million during the 39 weeks ended January 30, 2021 from $46.5 million during the 39 weeks ended January 25, 2020.The decrease was primarily attributable to lower depreciation related to closed stores and lower capital expenditures.
Impairment loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27.6 million, $20.5 million after-tax, comprised of $5.1 million, $13.3 million, $6.3 million and $2.9 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 8. Fair Value Measurements.
During the 39 weeks ended January 25, 2020, we recognized an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which were not recoverable.
Restructuring and other charges
During the 13 and 39 weeks ended January 30, 2021, we recognized restructuring and other charges totaling $1.7 million and $10.7 million, respectively, comprised primarily of $1.3 million and $5.8 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $0.2 million and $4.6 million, respectively, for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with Fanatics and FLC partnership agreements and shareholder activist activities, and $0.2 million and $0.3 million, respectively, related to liabilities for a facility closure.
During the 13 and 39 weeks ended January 25, 2020, we recognized restructuring and other charges totaling $0.2 million and $3.2 million, respectively, comprised primarily of $0 and $0.8 million, respectively, for severance and other employee termination and benefit costs associated with several management changes and the elimination of various positions as part of cost reduction objectives, and $0.2 million and $2.4 million, respectively, related to professional service costs related to restructuring, process improvements, shareholder activist activities, and costs related to liabilities for a facility closure.
Operating (Loss) Income

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2021	% of Sales	January 25, 2020	% of Sales	January 30, 2021	% of Sales	January 25, 2020	% of Sales
Total Operating (Loss) Income	$(64,702)	(15.6)%	$(2,971)	(0.5)%	$(116,884)	(9.6)%	$9,648	0.7%
Our operating loss was $(64.7) million during the 13 weeks ended January 30, 2021, compared to an operating loss of $(3.0) million during the 13 weeks ended January 25, 2020. The increase in operating loss is due to the matters discussed above. For the 13 weeks ended January 30, 2021, excluding the $27.6 million of impairment loss (non-cash) and the $1.7 million of restructuring and other charges, discussed above, operating loss was $(35.4) million (or 8.6% of sales). For the 13 weeks ended January 25, 2020, excluding the $0.2 million of restructuring and other charges, discussed above, operating loss was $(2.8) million (or 0.6% of sales).
Our operating loss was $(116.9) million during the 39 weeks ended January 30, 2021, compared to an operating income of $9.6 million during the 39 weeks ended January 25, 2020. The decrease in operating income is due to the matters discussed above. For the 39 weeks ended January 30, 2021, excluding the impairment loss (non-cash) of $27.6 million and the $10.7 million of restructuring and other charges, discussed above, operating loss was $(78.5) million (or 6.5%). For the 39 weeks ended January 25, 2020, excluding the $3.2 million of restructuring and other charges and impairment loss (non-cash) of $0.4 million, discussed above, operating income was $13.3 million (or 0.8% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Interest Expense, Net	$2,311	$1,904	$5,876	$5,882
Net interest expense increased by $0.4 million, or 21.4%, to $2.3 million during the 13 weeks ended January 30, 2021 from $1.9 million during the 13 weeks ended January 25, 2020. Net interest expense remained flat at $5.9 million during both the 39 weeks ended January 30, 2021 and January 25, 2020.
Income Tax (Benefit) Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2021	Effective Rate	January 25, 2020	Effective Rate	January 30, 2021	Effective Rate	January 25, 2020	Effective Rate
Income Tax (Benefit) Expense	$(18,724)	27.9%	$(3,182)	65.3%	$(35,334)	28.8%	$1,683	44.7%
We recorded an income tax benefit of $(18.7) million on a pre-tax loss of $(67.0) million of during the 13 weeks ended January 30, 2021, which represented an effective income tax rate of 27.9% and we recorded an income tax benefit of $(3.2) million on a pre-tax loss of $(4.9) million during the 13 weeks ended January 25, 2020, which represented an effective income tax rate of 65.3%.
We recorded an income tax benefit of $(35.3) million on a pre-tax loss of $(122.8) million of during the 39 weeks ended January 30, 2021, which represented an effective income tax rate of 28.8% and we recorded income tax expense of $1.7 million on pre-tax income of $3.8 million during the 39 weeks ended January 25, 2020, which represented an effective income tax rate of 44.7%.
The effective tax rate for the 13 and 39 weeks ended January 30, 2021 is lower as compared to the comparable prior year due to permanent differences.

Net (Loss) Income

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Net (loss) income	$(48,289)	$(1,693)	$(87,426)	$2,083
As a result of the factors discussed above, net loss was $(48.3) million during the 13 weeks ended January 30, 2021, compared with net loss of $(1.7) million during the 13 weeks ended January 25, 2020 and net loss was $(87.4) million during the 39 weeks ended January 30, 2021, compared with net income of $2.1 million during the 39 weeks ended January 25, 2020.
Adjusted Earnings (non-GAAP) is $(25.6) million during the 13 weeks ended January 30, 2021, compared with $(0.7) million during the 13 weeks ended January 25, 2020 and Adjusted Earnings (non-GAAP) is $(56.2) million during the 39 weeks ended January 30, 2021, compared with $7.0 million during the 39 weeks ended January 25, 2020. See Adjusted Earnings (non-GAAP) discussion below.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Net (loss) income	$(48,289)	$(1,693)	$(87,426)	$2,083
Reconciling items, after-tax (below)	22,717	945	31,213	4,928
Adjusted Earnings (non-GAAP)	$(25,572)	$(748)	$(56,213)	$7,011

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$27,630	$—	$27,630	$433
Content amortization (non-cash)	1,314	1,064	3,700	2,973
Restructuring and other charges (a)	1,669	205	10,727	3,240
Reconciling items, pre-tax	30,613	1,269	42,057	6,646
Less: Pro forma income tax impact (b)	7,896	324	10,844	1,718
Reconciling items, after-tax	$22,717	$945	$31,213	$4,928
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.

Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Net (loss) income	$(48,289)	$(1,693)	$(87,426)	$2,083
Add:
Depreciation and amortization expense	13,307	15,117	40,563	46,542
Content amortization (non-cash)	1,314	1,064	3,700	2,973
Interest expense, net	2,311	1,904	5,876	5,882
Income tax (benefit) expense	(18,724)	(3,182)	(35,334)	1,683
Impairment loss (non-cash) (a)	27,630	—	27,630	433
Restructuring and other charges (a)	1,669	205	10,727	3,240
Adjusted EBITDA (non-GAAP) (a)	$(20,782)	$13,415	$(34,264)	$62,836
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 39 weeks ended January 30, 2021 and January 25, 2020.

Adjusted EBITDA - by Segment	13 weeks ended January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$387,669	$39,465	$7,206	$—	$(22,727)	$411,613
Cost of sales (a)	333,970	28,807	186	—	(23,276)	339,687
Gross profit	53,699	10,658	7,020	—	549	71,926
Selling and administrative expenses	75,921	4,336	6,015	6,491	(55)	92,708
Adjusted EBITDA (non-GAAP)	$(22,222)	$6,322	$1,005	$(6,491)	$604	$(20,782)

Adjusted EBITDA - by Segment	13 weeks ended January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$457,988	$66,996	$6,435	$—	$(29,127)	$502,292
Cost of sales (a)	357,988	52,761	298	—	(28,354)	382,693
Gross profit	100,000	14,235	6,137	—	(773)	119,599
Selling and administrative expenses	91,860	4,312	4,987	5,154	(129)	106,184
Adjusted EBITDA (non-GAAP)	$8,140	$9,923	$1,150	$(5,154)	$(644)	$13,415

Adjusted EBITDA - by Segment	39 weeks ended January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,122,959	$156,146	$19,025	$—	$(87,018)	$1,211,112
Cost of sales (a)	957,211	118,017	613	—	(85,188)	990,653
Gross profit	165,748	38,129	18,412	—	(1,830)	220,459
Selling and administrative expenses	210,286	12,273	15,054	17,236	(126)	254,723
Adjusted EBITDA (non-GAAP)	$(44,538)	$25,856	$3,358	$(17,236)	$(1,704)	$(34,264)

Adjusted EBITDA - by Segment	39 weeks ended January 25, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$1,474,413	$179,515	$17,024	$—	$(76,775)	$1,594,177
Cost of sales (a)	1,150,940	137,827	817	—	(75,522)	1,214,062
Gross profit	323,473	41,688	16,207	—	(1,253)	380,115
Selling and administrative expenses	274,253	13,664	13,715	15,829	(182)	317,279
Adjusted EBITDA (non-GAAP)	$49,220	$28,024	$2,492	$(15,829)	$(1,071)	$62,836

(a) For the 13 weeks ended January 30, 2021, gross margin excludes $0.2 million and $1.1 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 39 weeks ended January 30, 2021, gross margin excludes $0.6 million and $3.1 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.

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
(b)    See Management Discussion and Analysis and Results of Operations discussion above.

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of January 30, 2021, we had $150.8 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
COVID-19 Impact
Our business experienced an unprecedented and significant impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our fiscal 2020 fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
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
Our fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. Fewer students have returned to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. See Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Evaluation of Goodwill and Other Long-Lived Assets related to the impairment loss (non-cash) recognized during the 13 weeks ended January 30, 3021.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses.
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions are planned for

Fiscal 2021. We anticipate meaningful annualized cost savings from this program, the majority of which is expected to be realized beginning in Fiscal 2021. The first half of Fiscal 2021 was significantly impacted by COVID-19 related campus store closures, as well as lower enrollments due to COVID-19 and fewer on campus events. We cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations. There is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.
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
Sale of Treasury Shares
In December 2020, we entered into a new merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15 million, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4.1 million and was recognized as a contract liability ($0.2 million in accrued liabilities and $3.9 million in other long-term liabilities on our condensed consolidated balance sheet) which is expected to be earned over the term of the merchandising contracts for Fanatics and FLC. We expect to use these proceeds for general corporate purposes. Additionally, FLC has agreed to purchase our logo and emblematic general merchandise inventory, which we expect to be finalized during our fiscal 2021 fourth quarter. For additional information regarding the merchandising partnership, see Item 1. Financial Statements - Note 1. Organization - Partnership with Fanatics and FLC and Note 7. EPS and Earnings Per Share - Sale of Treasury Shares.
Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 30, 2021	January 25, 2020
Cash, cash equivalents, and restricted cash at beginning of period	$9,008	$14,768
Net cash flows provided by operating activities	41,586	92,007
Net cash flows used in investing activities	(25,988)	(27,348)
Net cash flows used in financing activities	(13,925)	(68,865)
Cash, cash equivalents, and restricted cash at end of period	$10,681	$10,562
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
Cash flows provided by operating activities during the 39 weeks ended January 30, 2021 were $41.6 million compared to $92.0 million during the 39 weeks ended January 25, 2020. This decrease in cash provided by operating activities of $50.4 million was primarily due to a net loss in current year period compared to net income in the prior year period, an increase in other long-term liabilities due to sale of treasury shares at a premium (discussed above), and changes in inventory and working capital. As discussed above, our operations were highly impacted by COVID-19 related campus store closures.

Cash Flow from Investing Activities
Cash flows used in investing activities during the 39 weeks ended January 30, 2021 were $(26.0) million compared to $(27.3) million during the 39 weeks ended January 25, 2020. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems, renewing existing contracts and new store construction and lower payments to acquire businesses and the change in other noncurrent assets for contractual obligations.
Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. Capital expenditures totaled $25.9 million and $26.8 million during the 39 weeks ended January 30, 2021 and January 25, 2020, respectively.
Cash Flow from Financing Activities
Cash flows used in financing activities during the 39 weeks ended January 30, 2021 were $(13.9) million compared to $(68.9) million during the 39 weeks ended January 25, 2020. This net change of $55.0 million is primarily due to lower net borrowings under the credit agreement and the sale of treasury shares of $10.9 million (discussed above).
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
During the 39 weeks ended January 30, 2021, we borrowed $547.6 million and repaid $571.5 million under the Credit Agreement, with $150.8 million of outstanding borrowings as of January 30, 2021, comprised entirely of outstanding borrowings under the Credit Facility. During the 39 weeks ended January 25, 2020, we borrowed $383.4 million and repaid $451.0 million under the Credit Agreement, with $65.9 million of outstanding borrowings as of January 25, 2020, comprised entirely of outstanding borrowings under the Credit Facility. As of both January 30, 2021 and January 25, 2020, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Income Tax Implications on Liquidity
As of January 30, 2021, other long-term liabilities includes $25.7 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $7.6 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 30, 2021, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 30, 2021, approximately $26.7 million remains available under the stock repurchase program.
During the 39 weeks ended January 30, 2021, we repurchased 414,174 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.
Off-Balance Sheet Arrangements
As of January 30, 2021, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 30, 2021 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Equity Securities
In December 2020, we created a new partnership with licensed sports merchandise leaders Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased $15 million of an aggregate 2,307,692 of our common shares (from treasury shares), representing a share price of $6.50 per share. The premium price paid above the market value at closing was approximately $4.1 million and was recognized as a contract liability (in accrued liabilities and other long-term liabilities) to be earned over the contract term from the beginning of their respective operations. We expect to use these proceeds for general corporate purposes. For additional information regarding the merchandising partnership, see Item 1. Financial Statements - Note 1. Organization - Partnership with Fanatics and FLC and Note 7. EPS and Earnings Per Share - Sale of Treasury Shares.

Issuer Purchases of Equity Securities

The following table provides information as of January 30, 2021 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2020 - November 28, 2020	—	$—	—	$26,669,324
November 29, 2020 - January 2, 2021	—	$—	—	$26,669,324
January 3, 2021 - January 30, 2021	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 30, 2021, we did not repurchase any shares of our Common Stock under the program.
During the 39 weeks ended January 30, 2021, we repurchased 414,174 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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
March 9, 2021