Form 10-K
period 2021-05-01
Barnes & Noble Education, Inc.
filed 2021-06-30
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 1, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-37499
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			46-0599018
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

120 Mountain View Blvd.	Basking Ridge	NJ	07920
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (908) 991-2665
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which registered
Common Stock, $0.01 par value per share	BNED	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $109 million based upon the closing market price of $2.30 per share of Common Stock on the New York Stock Exchange as of October 31, 2020. As of June 17, 2021, 51,384,234 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2021” means the 52 weeks ended May 1, 2021, “Fiscal 2020” means the 53 weeks ended May 2, 2020, and “Fiscal 2019” means the 52 weeks ended April 27,2019.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,417 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our recent Fanatics partnership, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We expect general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through our partnership with Fanatics Retail Group Fulfillment, LLC, Inc. and Fanatics Lids College, Inc. (collectively referred to herein as the “FLC Partnership”). Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
We believe the Barnes & Noble brand (licensed from our former parent) along with our subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important to our relationship with leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business. We have made significant progress in the ongoing rollout of the BNC Adoption & Insights Portal, an innovative platform that provides enhanced support for faculty and academic leadership to research, submit and monitor course material selections, further driving affordability and student success.
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® inclusive access programs, consisting of First Day and First Day Complete, in which course materials, including both physical and digital content, are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class. During Fiscal 2021, First Day total revenue increased 94% from the prior year period.
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. Through our suite of online services, on both Student Brands and bartleby.com®, we provide critical services for students to achieve better success throughout their academic journey accessible anytime and anywhere. During Fiscal 2021, over 300,000 new subscribers paid for our bartleby® suite of products and services, representing 70% growth over Fiscal 2020.
During Fiscal 2021 and the fourth quarter of Fiscal 2020, our business was significantly negatively impacted by the COVID-19 pandemic, resulting in an unprecedented material decline in revenue. Please see our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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
RETAIL SEGMENT
General
The Retail Segment operates 1,417 college, university, and K-12 school bookstores, comprised of 769 physical campus bookstores and 648 virtual bookstores. Our bookstores typically operate under agreements with college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. Our physical and virtual bookstores, e-commerce sites and digital platforms serve and interact with the key constituents in our business ecosystem and enable us to act as a key partner for students, universities and publishers.
The Retail Segment offers existing and prospective clients the flexibility of physical, virtual or custom store solutions, which afford students a ship-to-campus option where course materials are conveniently delivered to a centralized campus location. Students have access to the right course materials at the right time, combined with a superior in-house customer service department to help with ordering, delivery, and digital content inquiries. Students also have the flexibility of using financial aid, and for certain institutions, proprietary campus debit cards for their course material purchases.
The Retail Segment also offers our First Day and First Day Complete inclusive access programs, in which course materials, including both physical and digital content, are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, to distribute their digital content through First Day. Through First Day, digital course materials are adopted by a faculty member for a single course, and students receive their materials through their learning management system. First Day Complete is adopted by an institution and includes all classes, providing students both physical and digital materials. The First Day Complete model drives substantially greater adoption rates and unit sell-through against enrollment for the bookstore. Offering courseware sales through our inclusive access First Day and First Day Complete models is a key and increasingly important strategic initiative of ours to meet the market demands of supporting improved student outcomes, enhanced convenience and substantially reduced pricing to students. In Fiscal 2021, First Day total sales increased by 94% from the prior year.
Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open education resources (“OER”) courseware.
In Fiscal 2021, in the Retail Segment, we signed contracts for 98 new physical and virtual bookstores for estimated first year annual sales of approximately $103 million, which is generally fully achieved as store becomes fully-operational in their first full year of operations. On a net basis, we generated $77 million in net new business, as we looked to prune some under-performing, less profitable stores, and certain other contracts were awarded to competitors. Currently, we estimate that approximately 30% of college and university affiliated bookstores in the United States are operated by their respective institutions. We anticipate an increasing trend towards outsourcing by schools in the campus bookstore market, and we intend to aggressively pursue these opportunities to grow our businesses. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts. Our ability to offer existing and prospective clients physical, virtual and custom store solutions is a key element of our competitive strategy.
During all of Fiscal 2021 and the fourth quarter of Fiscal 2020, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus and school closures. As colleges and universities moved to online remote learning, our wholesale operations continued to serve our bookstore and virtual retail customers. Additionally, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures. Together, our Retail and Wholesale businesses responded very quickly to the store closures, transitioning more than 300 stores to a Custom Store Solutions, or “CSS,” model. Through the CSS model, a customer places their courseware order on a bookstore website, and that order is then directed to the MBS warehouse, which fills and ships the order directly to the customer. This back-end solution is unnoticed by the customer but ensures there is no service delay. It underscores the strength of the virtual and fulfillment capabilities that MBS provides for the company and allows us to support customers through a difficult and uncertain time.

Index to Form 10-K Index to FS
Partnership with Fanatics and FLC
In December 2020, we entered into a new merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”). Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with FLC, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores.
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated under the merchandising partnership agreement, FLC purchased our logo and emblematic general merchandise inventory. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 6. Equity and Earnings Per Share.
Contracts
Physical and Custom Campus Bookstore Solutions
We operate 769 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; approximately half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
We also offer “Custom Store Solutions”, as discussed above, where an institution has a physical on-campus store for general merchandise sales, but course materials are offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point). Additionally, our virtual-only solutions, discussed below, also have the ability to offer ship-to-campus options.
The physical bookstore management contracts with colleges and universities typically include five year terms with renewal options and are typically cancelable by either party without penalty with 90 to 120 days' notice. Our campus bookstores have an average relationship tenure of 15 years. From Fiscal 2018 through Fiscal 2021, approximately 90% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
We operate 648 virtual campus bookstores. Our virtual bookstores operate under a contract with the school as the exclusive online seller of course materials. We operate as the institution’s official source of course materials with exclusive rights to booklists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
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

Index to Form 10-K Index to FS
Customers and Distribution Network
As of May 1, 2021, we operate 769 physical college and university bookstore operations and 648 virtual bookstore operations (420 K-12 virtual stores or 65% and 228 Higher Education virtual stores or 35%) located in the United States, in 50 states and the District of Columbia. Our Retail sales team is organized by specific territory and offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, including K-12 locations, within their respective territories.
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
We service our physical and virtual bookstores with a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, our physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, café offerings, convenience food and beverages, and graduation products. The majority of physical campus stores also have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer the same products as the on campus stores.
Product and service offerings include:
•Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver and our faculty and student platforms operate as a seamless extension of our partner schools’ registration, student information and learning management systems. Students can purchase affordable course materials, including new and used print, eTextbooks, and publisher digital courseware platforms, which are available for sale or rent. We work directly with faculty to ensure the course materials they have chosen for their courses are available in all required formats before the start of classes. Our wholesale distribution channel enables our Retail Segment to optimize textbook sourcing so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers. In Fiscal 2021, we made significant progress in the ongoing rollout of BNC Adoption & Insights Portal (“AIP”), an innovative platform that provides enhanced support for faculty and academic leadership to research, submit and monitor course material selections, further driving affordability and student success.
•Inclusive Access. We offer our BNC First Day® inclusive access programs, consisting of First Day and First Day Complete in which course materials are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class. We have partnered with VitalSource®, to use their technology to power our First Day inclusive access platform, for digitally formatted courseware, allowing us to accelerate and optimize First Day implementations. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson, to provide their digital content through First Day. The seamless delivery is made possible by our First Day technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials. First Day offers the inclusive access model on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to our First Day Complete program, in which the entire school adopts the inclusive access model for essentially all of their courses. In Fiscal 2021, First Day programs' total sales increased by 94% from the prior year. First Day Complete offers the delivery of both digital and physical courseware priced at substantial discounts compared to traditional individual student sales offerings. Offering courseware sales through our inclusive access First Day and First Day Complete models is a key and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross margins of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•BNC OER+. BNC OER+, a turnkey solution for colleges and universities, offers advanced, affordable learning materials built on a high-quality foundation of OER and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. BNC OER+ significantly reduces course material costs for students and is easy for faculty to implement. BNC OER+ is delivered digitally and can be seamlessly integrated with an institution's campus LMS. Optional print companions of the eTextbook are available to students. In Fiscal 2021, we offered 60 courses, including general education courses, sociology, psychology, economics, business, early childhood and criminal justice. In Fiscal 2021, we had BNC OER+ sales to over 7,000 students at 52 unique colleges and universities, including technical colleges and online programs.

Index to Form 10-K Index to FS
•eTextbooks. We have partnered with VitalSource®, a global leader in building, enhancing and delivering digital content, on our digital reading platform and digital content catalog. The partnership with VitalSource allows us to use its technology to power our First Day inclusive access platform, for digitally formatted courseware, allowing us to accelerate and optimize First Day implementations.
•General Merchandise. For our physical campus bookstores and custom store solutions, we drive general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded school spirit products, lifestyle products, technology products, supplies and convenience items. We continue to see significant growth in our general merchandise e-commerce sales, which we expect to be further bolstered through our FLC Partnership, as discussed above. We have made continued progress in the development of our next generation e-commerce platform, which launched in Fiscal 2021 to deliver increased high-margin general merchandise sales.
We operate 148 True Spirit e-commerce websites, which are dedicated virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations continue to build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournament playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails and search engine marketing.
•Cafés and Convenience Stores. At our physical campus locations, we operate 77 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 12 stand-alone convenience stores. Our Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free and regional fresh food products. These offerings increase traffic and time spent in our physical stores. As market needs change, we are adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient. During Fiscal 2021, we reduced the number of our cafe locations and their product offerings due to the COVID-19 pandemic.
•Brand Partnerships. Through our unique relationship with students, colleges and universities, and our premier position on campus, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. We also focus on promoting lifestyle products to students and faculty by promoting various brands to connect on a much more personal level. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Chase, Target, Masterpass, GEICO, DirecTV, GrubHub, Shutterfly, The New York Times and Tom's of Maine. Revenue from these services have higher margin rates due to the relatively low incremental cost structure to provide these services.
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
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. Our wholesale business significantly increases our textbook supply at competitive prices, as well as our ability to liquidate non-returnable inventory. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing the Retail Segment to optimize its course material sourcing and purchasing processes. During Fiscal 2020, we have restructured our management of physical courseware inventory ordering and fulfillment functions to better integrate our Retail and Wholesale personnel and centralize decision-making to achieve efficiencies, cost savings and a more streamlined approach.
After internal sourcing, the bookstore purchases remaining inventory needs from outside suppliers and publishers. For course material sales and rentals, we utilize sophisticated inventory management platforms to manage pricing and inventory across all stores. Our primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. Our primary suppliers of used textbooks are students, through returns of previously rented and purchased books. We offer a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive up to 50% of the

Index to Form 10-K Index to FS
price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not. Recently, the impact of fewer students on campus due to COVID-19 has significantly impacted our on-campus buyback programs.
The larger physical bookstores feature an expanded selection of trade books (general reading). Merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.
General Merchandise
General merchandise vendors and product selection is driven by our central merchant organization that is responsible for curating the overall product assortment for the academic year, as well as in partnership with FLC for logo and emblematic general merchandise. Benchmarks are established across school type, region and the demographics of each of our schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Our ability to support and promote our partner schools’ brands strengthens our relationships with the administration, faculty, alumni, fans, parents and students.
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
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform connects us to a community of over 11,000 students who help guide and inform our strategies and direction. In addition, we expect to benefit from the FLC Partnership for insights on logo and emblematic merchandise, brand selection and style preferences, as FLC may be able to identify certain retail trends for similar age demographics at their 1,100 Lids retail locations. We believe Lids has its finger on the pulse of the buyer behavior of the 12-20 year old student consumer to identify and act on trends prior to other retailers.
Our customizable technology delivers a seamless experience providing students and faculty with the ability to research, locate and purchase the most affordable course materials. Our platforms include single sign-on (“SSO”), student information system integration, registration integration, learning management system integration, real-time financial aid platform, point of sale platform and course fee solutions. Through our fully-integrated purchasing process, students can purchase their course materials in-store, online, or when registering for classes.
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
WHOLESALE SEGMENT
General
The Wholesale Segment is comprised of the wholesale and virtual retail fulfillment, and support operations of our MBS subsidiary. The Wholesale Segment enables the Company to generate more value from the textbook marketplace through inventory and procurement synergies. Since our acquisition of MBS in 2017, we have achieved certain operational and cost synergies by our ongoing integration of various activities and functions, such as new business sales, inventory management, customer support, and information technology support, amongst other activities.
We are one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to approximately 3,300 physical bookstores, including our Retail Segment's 769 physical campus bookstores. Our wholesale business also sources and distributes new and used textbooks to our 648 virtual bookstores.

Index to Form 10-K Index to FS
Additionally, through our Wholesale Segment, we sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
As discussed in the Overview above, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus and school closures. As colleges and universities moved to online remote learning, our wholesale operations continued to serve our bookstore and virtual retail customers. Additionally, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures. Together, our Retail and Wholesale businesses responded very quickly to the store closures, transitioning more than 300 stores to a Custom Store Solutions, or “CSS,” model. Through the CSS model, a customer places their courseware order on a bookstore website, and that order is then directed to the MBS warehouse, which fills and ships the order directly to the customer. This back-end solution is unnoticed by the customer but ensures there is no service delay. It underscores the strength of the virtual and fulfillment capabilities that MBS provides for the company and allowed us to support customers through a difficult and uncertain time.
Product and Service Offerings
Product and Service offerings include:
•Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 280,000 textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.
Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 730 titles) and Pearson Education’s consignment rental program (which includes approximately 587 titles). Through our centrally located, advanced distribution center, we offer the seamless integration of these consignment rental programs and centralized administration and distribution to 1,649 stores, including the Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
•Wholesale Inventory Management, Hardware and POS Software. We sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores. We provide on-site installation for point-of-sale terminals and servers, and offer technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.
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

Index to Form 10-K Index to FS
DIGITAL STUDENT SOLUTIONS SEGMENT
General
The Digital Student Solutions (“DSS”) Segment includes direct-to-student product and service offerings to assist students to study more effectively and improve academic performance, thus enabling them to gain the valuable skills necessary to succeed after college. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, writing and tutoring services.
We offer these online solutions to students via the internet, and market our offerings directly to students in our physical and virtual bookstore footprint and nationally to students through search engine optimization. Our physical and virtual bookstore footprint, and associated student relationships, present a sizable addressable market for our digital products and services. We continue to enhance and invest in our digital content and solutions to complement and leverage our bookstore and wholesale businesses. Our well-established, deep relationships with college and university partners, as well as our physical presence on campus, provides us with a competitive advantage as we roll out new products and services on the campuses and universities we serve. This integration with our other operating segments allows us to offer students products and services in an increasingly relevant, cost effective, and targeted way. The addressable market outside our physical and virtual bookstore footprint is an additional area where we market these products and services to students.
We continue to expand our ecosystem of products and services through our own internal development, as well as by partnering with other companies to provide products and services designed to improve student success and outcomes. In December 2020, we entered into an agreement with Wolfram|Alpha to develop a math solver as a new feature in our bartleby suite of homework help and learning solutions. Powered by Wolfram|Alpha’s best-in-class computation engine, the math solver will allow students to access an interactive digital calculator that provides real-time, step-by-step explanations for even the most advanced math problems.
Customers and Service Offerings
Student Brands
Student Brands provides writing services in a direct-to-student subscription-based model. Subscription revenue is deferred and recognized over the service period. Student Brands also generates revenue from digital advertisements.
Student Brands has a community of online learners, across its digital properties, which include bartleby.com, 123HelpMe.com, PaperRater.com and StudyMode.com in the United States and TrabalhosFeitos.com, Etudier.com and Monografias.com in Brazil, France and Mexico, respectively.
Student Brands addresses writing pain points; students can search for a topic, develop an outline, and access authenticity technology. The content database allows students to leverage academic resources and references, with 60 million essays across 4 languages with subscribers representing more than 200 different countries. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the “Content Brain” which is also leveraged across the bartleby service offering. The study tools supplement the student’s learning ecosystem by assisting across multiple subjects and varied assignments on a digital platform.
bartleby
Bartleby is a central offering in our developing ecosystem of direct-to-student digital products and services, accessible anytime and anywhere. bartleby.com provides critical services for students to achieve better success throughout their academic journey. The bartleby product offerings consist of bartleby learn™ available on the web or via the bartleby app, comprised of over 2 million textbook solutions, over 3 million question and answer solutions, and student guides; bartleby write™ comprised of revision, plagiarism, citation and scoring tools; and bartleby tutor™ comprised of online tutoring services.
We offer these online solutions to students via the internet, and market our offerings directly to students in our physical and virtual bookstore footprint and nationally to students through search engine optimization. We provide these services in a direct-to-student subscription-based model. Subscription revenue is deferred and recognized over the service period.
Customer Marketing Strategies
The implementation of our digital strategy initially relies on leveraging our bookstore relationships, both physical and virtual, to help accelerate the adoption of our digital products and services. By leveraging our physical and virtual bookstore footprints among students and faculty of both K-12 schools and higher education institutions, as well with our search engine optimization efforts and marketing investment in other channels such as search engine marketing (“SEM”), we have substantially more opportunities to market the solutions students need to improve success in the classroom and beyond. For Fiscal 2021, we have achieved over 300,000 customers subscribed for bartleby homework solutions and writing services

Index to Form 10-K Index to FS
utilizing marketing and promotional offers, both within our managed bookstore footprint and nationally to students, representing a small percentage of the total addressable market opportunity.
Seasonality
Revenues and operating profit are realized relatively consistently throughout the year, although quarterly results may fluctuate depending on the timing of the start of the various schools' semesters.
COMPETITION
We operate within a competitive and rapidly changing business environment, and each of our lines of business face competition for the products and services they offer. As it relates to our full service campus bookstore operations, Follett is the primary competitor for institutional contracts. We also compete with other vendors for mostly smaller accounts, including BBA Solutions, Texas Book Company, and Slingshot. Our online/virtual course material store operations primarily face competition from eCampus and Akademos, and on occasion, Ambassador Educational Solutions. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g. Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc. and Red Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials.
Competitors for institutional contracts for our cafe and convenience general merchandise offerings include Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Walmart, Amazon, Dick’s Sporting Goods, other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
Competitors for our wholesale new and used textbook inventory and distribution include Amazon, BBA Solutions, Nebraska Book Company and Texas Book Company.
Our DSS Segment faces competition from other digital student solutions providers including Chegg.com, CourseHero, Grammarly, Quizlet, Noodle Tools, and Turnitin (iParadigms).  As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market.
TRENDS AND OTHER BUSINESS CONDITIONS AFFECTING OUR BUSINESS
The market for educational materials continues to undergo significant change. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:
•Overall Economic Environment, College Enrollment and Consumer Spending Patterns. Our business is affected by the impact of the COVID-19 pandemic, the overall economic environment, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise.
•Impact of the COVID-19 Pandemic: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery, including the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants. Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and ensure the safety of their students. Although many academic institutions have reopened, they are considering alternatives to traditional in-person instruction, including online learning and significantly reduced classroom sizes. Additionally, while many athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s general merchandise business.
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment.
•Enrollment Trends. The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends and shrinking resources from state and federal government for colleges and universities. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g. low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Enrollment trends have been negatively impacted overall by COVID-19 concerns at physical campuses. A significant reduction in U.S. economic

Index to Form 10-K Index to FS
activity and increased unemployment could lead to decreased enrollment and consumer spending. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
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
◦Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, publishers, including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, and student-to-student transactions over the Internet.
◦Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Recently, the impact of fewer students on campus due to COVID-19 has significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program, both of which are relatively nascent.
◦Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
◦Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as inclusive access programs and publisher subscription models) and general merchandise.
◦New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or essential bookstores we operate may close. Such stores could be included in contracts for stores we operate that may be deemed non-essential; and such stores could be operated by others or independently by schools. The scope of any such store closures remains uncertain, although we are not aware, at this time, of any significant volume of stores which we operate that are likely to close or have informed us of upcoming closures.
GOVERNMENT REGULATIONS
We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. For example, we often cannot be certain how existing laws and regulation, or new laws and regulations, will apply in the e-commerce and online context, including, but not limited to such topics as privacy, antitrust, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services and intellectual property ownership and infringement.
Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:
The Controlling and Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”) and similar laws adopted by a number of states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.

Index to Form 10-K Index to FS
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
The Company is subject to certain laws relating to the collection, use, retention, security and transfer of personal information. In many cases, these laws apply to not only third-party transactions, but also may impact transfers of personal information among the company and its affiliates. For example:
The General Data Protection Regulation (“GDPR”), became effective on May 18, 2018. This European Union (“EU”) law governing data practices and privacy applies to all of our activities conducted from an establishment in the EU or related to certain of our products and services offered in the EU, and imposes a range of new compliance obligations regarding the handling of personal data.
The California Consumer Privacy Act (“CCPA”), became effective on January 1, 2020. CCPA provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16.
The California Privacy Rights Act of 2020 (“CPRA”) will go into effect on January 1, 2023. CPRA expands upon CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement.
HUMAN CAPITAL
Overview
As of May 1, 2021, we had 4,095 domestic employees, of which approximately 2,761 were full-time and the remaining were regularly scheduled part-time employees. In addition, we employed approximately 6,500 temporary and seasonal employees during peak periods during Fiscal 2021. Of our 2,761 full-time employees, approximately 2,014 work in our Retail Segment, 675 work in our Wholesale Segment, 45 work in our Digital Student Solutions Segment and 27 work in corporate support functions. Our employees are not represented by unions, except for 11 employees. We believe that our relationship with our employees is good.
Personnel recruitment and training
We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. Our success depends on our ability to promote and recruit qualified corporate personnel, regional and store managers and full-time and part-time store employees. Regional managers are primarily responsible for recruiting new store managers, while store managers are responsible for the hiring and training of store employees. Many of our part-time retail store employees are students attending the colleges and universities we serve. To attract and retain motivated and talented people, we look for opportunities to promote from within the Company. We recently completed an organizational restructuring in our Retail Segment that resulted in a significant number of employees being promoted to field leadership roles.

Index to Form 10-K Index to FS
We invest in our employees through structured training programs that offer all employees opportunities for development. We create, manage, or offer a large collection of courses for employees that cover a range of subjects such as goal setting, how to be an effective leader, situational leadership, and effective communication.
Compensation and benefits
We are committed to providing competitive pay and benefits to our employees. Corporate and store management, including store directors, regional managers and store managers, are compensated with base pay plus annual bonuses based on performance. We also offer equity awards to employees in several levels of management. Non-management employees are compensated on an hourly basis in addition to periodic contests and rewards. Many of our employees participate in one of our various incentive programs, which provide the opportunity to receive additional compensation based upon department or Company performance. We also provide our eligible employees the opportunity to participate in a 401(k) retirement savings plan which includes a 100% Company match of the employee’s elective contributions up to 4% of eligible compensation. Although the 401(k) match was suspended as part of the Company’s cost-saving measures in response to the COVID-19 pandemic, we expect to reinstate it during Fiscal 2022. We offer a competitive benefits package for eligible employees and an employee discount on merchandise purchased from our stores.
We also offer an employee assistance program that provides employees and their family members immediate support and guidance, including access to free short-term licensed counseling services, as well as assessments and referrals for further services. Employees have 24-hour access by phone and through an interactive website to find information and resources for hundreds of everyday work and life issues, search for clinicians, submit online service requests and participate in interactive, customizable self-improvement programs.
Inclusion and Diversity
We are focused on creating an inclusive culture and a diverse employee base to better serve our diverse customer base. We provide programming to our employees on inclusion and diversity topics Approximately, 63% of our full-time and part-time employees identify as women and approximately 30% identify as ethnically diverse.
We have required all employees to complete training aimed at preventing harassment and discrimination and will be adding courses in Fiscal 2022 regarding inclusion and diversity and unconscious bias. We have also created a D&I taskforce and engaged an outside consultant to evaluate current practices and impressions and assist us in educating employees on aspects of diversity and inclusion about which they may not have been aware.
Safety
Employee safety is a top priority. We have developed policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration (“OSHA”) standards. In response to the COVID-19 pandemic, we implemented measures to protect our employees and our customers consistent with OSHA standards and Centers for Disease Control and Prevention (“CDC”) guidelines such as temporary store closures, increased sanitization efforts at our stores, distribution centers and headquarters offices, limiting travel, physical distancing, adopting a mask policy for all customers and employees, and remote work arrangements for the majority of non-retail employees.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 25, 2021):

Name	Age	Position
Michael P. Huseby	66	Chairman and Chief Executive Officer
Thomas D. Donohue	51	Executive Vice President, Chief Financial Officer
David G. Henderson	63	Executive Vice President, Strategic Services, and President, MBS Textbook Exchange, LLC
Michael C. Miller	49	Executive Vice President, Corporate Development and Affairs, and Chief Legal Officer, Secretary
Seema C. Paul	57	Senior Vice President, Chief Accounting Officer
Jonathan Shar	52	Executive Vice President, Retail
Michael P. Huseby, age 66, serves as our Chairman of the Board of Directors and Chief Executive Officer. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. Mr. Huseby was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman

Index to Form 10-K Index to FS
of the Board of Directors. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016. Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a leading provider of cable television services from 1999 to 2002, when it was sold to Comcast Corporation. In addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner serving a myriad of clients, including a number of large publicly-traded companies. Mr. Huseby served on the Board of Directors of CommerceHub, Inc., a cloud-based e-commerce fulfillment and marketing software platform company previously listed on Nasdaq, from July 2016 until May 2018 with his tenure ending upon the consummation of the sale of CommerceHub to financial sponsors. While on the Board of CommerceHub, Mr. Huseby served as chair of the Audit Committee and as a member of the Compensation Committee. Since October 2019, Mr. Huseby has served on the Board of Directors of Whip Media Group, a private technology-based company engaged in transforming the global entertainment content licensing ecosystem.
Thomas D. Donohue, age 51, serves as our Executive Vice President, Chief Financial Officer. In this role he is responsible for overseeing accounting, tax and enterprise risk management, internal audit, treasury and investor relations. Previously, he served as Senior Vice President, Treasurer and Investor Relations for the Company since 2015. Prior to joining Barnes & Noble Education, Mr. Donohue served as Treasurer of Barnes & Noble, Inc. since June 2012. Prior to joining Barnes & Noble, he spent 12 years at the Interpublic Group of Companies, a global provider of advertising and marketing services, where he served as Vice President, Assistant Treasurer, International.
David G. Henderson, age 63, serves as Executive Vice President, Strategic Services, and President, MBS Textbook Exchange, LLC. Mr. Henderson has been with MBS for more than 25 years, where he held various sales and marketing roles before being named President in 2017. Prior to joining MBS in 1993, Mr. Henderson served as Vice President of Sales at First Financial Management Corporation. He has also held management roles at Toy Distributors and Best Products, Inc.
Michael C. Miller, age 49, serves as our Executive Vice President, Corporate Development and Affairs, and Chief Legal Officer, Secretary. Previously, Mr. Miller served as Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017 and also serves as Corporate Secretary. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
Seema C. Paul, age 57, joined the Company in July 2015 and serves as our Senior Vice President, Chief Accounting Officer. In this role she manages external reporting and technical accounting, corporate accounting, and financial reporting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.
Jonathan Shar, age 52, serves as Executive Vice President, Retail. Mr. Shar has overall responsibility for the growth and profitability of the Company’s Retail segment, including the development and implementation of client-focused solutions that deliver innovation and increased value to the higher education marketplace. Previously, Mr. Shar served as Senior Vice President, Revenue and Product Development for the Company. Prior to joining BNED in 2018, Mr. Shar was Chief Marketing Officer at Akademos, Inc., an e-commerce and digital marketing company that provides online bookstore services, from 2014 to 2018. He previously was the General Manager of NOOK Digital Content at Barnes & Noble, Inc. where he oversaw business development, product development and marketing for the Global NOOK Newsstand, NOOK Video and NOOK Apps digital businesses. Prior to his nearly five years with NOOK, he served as Senior Vice President and General Manager at CNNMoney, responsible for the CNNMoney website and mobile franchise. Prior to that, he was Vice President of Consumer Marketing at Sports Illustrated Group and Director of Consumer Marketing for FORTUNE Magazine Group.

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
Risks Relating to the COVID-19 Pandemic
The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and difficult to predict, but the COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in the fourth quarter of 2020, especially beginning in mid-March, and such impact has continued throughout Fiscal 2021. The COVID-19 pandemic, and measures taken to contain it, have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.
Many colleges and K-12 schools were required or opted to cease or limit in-person classes in an attempt to limit the spread of COVID-19 and ensure the safety of their students and faculty. Although some academic institutions have reopened, most are still utilizing online learning as an alternative to traditional in-person instruction. An increase in the spread of COVID-19 or variants could force schools to close again. In addition, as a result of individual health concerns or financial difficulties, enrollment could be negatively impacted. If colleges and schools are required to close or significantly fewer students are on campus, we may experience lower customer engagement with our products and services, which could lead to a materially adverse impact on our business and result of operations.
COVID-19, related governmental reactions and economic conditions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:
•the closing or limited operations of our campus retail stores;
•reductions in government funding of education could negatively impact the budgets of colleges and K-12 schools public colleges, which could impact the demand for our products and services;
•our inability to realize our expected return on textbooks in our print textbook library as educators transition to online curriculums and the lack of supply of used textbooks as a result of limited on campus buyback opportunities;
•disruptions to the operations of our logistics and distribution partners, which could impact our ability to timely deliver our print textbooks to students;
•our partners’ inability to fill our textbook or general merchandise orders due to disruptions to their operations, supply chains or overwhelming demand from their own customers;
•system interruptions that slow our website or make our website unavailable as our third-party software and service providers experience increased usage;
•a significant reduction in U.S. economic activity and increased unemployment, which could lead to decreased enrollment and consumer spending;
•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic;
•governmental orders have forced many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and maintain our financial reporting processes and related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks; and

Index to Form 10-K Index to FS
•actions we have taken and may take in the future in response to the COVID-19 pandemic, including significantly reducing our non-essential capital expenditures, reducing our workforce, and other cost reduction efforts, may negatively impact our operations.
Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak, the actions taken to mitigate the impact of the virus, the availability of vaccinations and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others. In addition, our results of operations significantly impact our determination of whether we will record a valuation allowance against certain deferred tax assets. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations and it is possible we will conclude, in future periods, that a higher valuation allowance, than has currently been recorded, will be appropriate. Further, many of the Risk Factors described in this report may be more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.
Risks Relating to Our Business and Industry
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores; Texas Book Company, bookstore management and operations; Slingshot; and BBA Solutions, a college textbook retailer. Our online/virtual course material store operations also face competition from eCampus, an online provider of course materials, and Akademos, a virtual bookstore and marketplace for academic institutions, and on occasion, Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from eTextbooks/digital content providers, VitalSource Technologies, Inc., and Red Shelf. Our wholesale business competes with Amazon, BBA Solutions, Nebraska Book Company, and Texas Book Company. Competitors that compete with our general merchandise offerings include Amazon, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user and faculty created content; and sharing or non-purchase of required course materials by students.
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
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2021, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 34% of our merchandise purchased, with the largest supplier accounting for approximately 13% of our merchandise purchased. Our wholesale business sources over 90% of its inventory from two primary channels, approximately 63% from retail bookstores (including our retail bookstores) and approximately 29% from third-party suppliers. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
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

Index to Form 10-K Index to FS
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
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 730 titles) and Pearson Education’s consignment rental program (which includes approximately 587 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,649 stores, including our Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
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
Risks relating to our Strategic Plan
Our results also depend on the successful implementation of our strategic initiative to grow our digital products and services. We may not be able to implement this strategy successfully, on a timely basis, or at all.
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

Index to Form 10-K Index to FS
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
Risks relating to Data Privacy, Information Technology and Cybersecurity
We face data security risks with respect to personal information.
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

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
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

Risks relating to Laws and Regulations
Laws or regulations may be enacted which restrict or prohibit use of emails or similar marketing activities that we currently rely on.
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
•the U.S. Federal Trade Commission (the “FTC”) has guidelines that impose responsibilities on companies with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing or sales practices they may deem misleading or deceptive;
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

Index to Form 10-K Index to FS
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
Risks relating to Intellectual Property
We rely on third-party digital content and applications, which may not be available to us on commercially reasonable terms or at all.
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

Index to Form 10-K Index to FS
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
We cannot predict the prices at which our Common Stock may trade. The market price of our Common Stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our businesses;
•success or failure of our business strategies, including our digital education initiative;
•our quarterly or annual earnings or those of other companies in our industries;
•our ability to obtain financing as needed;
•announcements by us or our competitors of significant acquisitions or dispositions;

Index to Form 10-K Index to FS
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover our Common Stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investor perception of our Company and the higher education industry;
•overall market fluctuations;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tax laws and regulations) affecting our business;
•changes in capital gains taxes and taxes on dividends affecting stockholders; and
•general economic conditions and other external factors.
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
Our Amended and Restated Certificate of Incorporation and our Amended and Restated By-laws contain provisions which, together with applicable Delaware law, may discourage, delay or prevent a merger or acquisition that our stockholders consider favorable, including provisions that:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
•provide that special meetings of the stockholders may be called only by or at the direction of a majority of our Board or the chairman of our Board of Directors; and
•require advance notice to be given by stockholders for any stockholder proposals or director nominations.
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

Index to Form 10-K Index to FS
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
As of May 1, 2021, these contracts for the 769 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2022	104
2023	50
2024	34
2025	70
2026	79
2027 and later	432

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
Between January 22, 2020 and June 15, 2020, thirteen purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary, the plaintiffs generally claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation has consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. On October 16, 2020, three named student plaintiffs filed a Consolidated Amended Complaint, as did the retailer plaintiffs. The student plaintiffs and retailer plaintiffs each filed a Second Consolidated Amended Complaint on December 18, 2020, which all Defendants jointly moved to dismiss on January 22, 2021. On June 14, 2021, the Court ordered both cases dismissed with prejudice. Should Plaintiffs pursue an appeal, we intend to vigorously defend this matter. We are currently unable to estimate any potential losses.
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
As of May 1, 2021, 51,378,913 shares of our common stock and 0 shares of our preferred stock were outstanding. We have reserved 10,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 13. Long-Term Incentive Compensation Expense.

Index to Form 10-K Index to FS
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2021, 2020 and 2018, we did not repurchase shares under the stock repurchase program. As of May 1, 2021, approximately $26.7 million remains available under the stock repurchase program.
During the years ended May 1, 2021, May 2, 2020, and April 27, 2019, we also repurchased 414,174 shares, 374,733 shares, and 351,043 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Dividends
We paid no other dividends to common stockholders during Fiscal 2021, Fiscal 2020 and Fiscal 2019. We do not intend to pay dividends on our common stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2021 (b)	2020 (b)	2019 (c)	2018 (c)	2017 (c)
STATEMENT OF OPERATIONS DATA:
Sales:
Product sales and other	$1,299,740	$1,671,200	$1,838,760	$1,984,472	$1,641,881
Rental income	134,150	179,863	195,883	219,145	232,481
Total sales	1,433,890	1,851,063	2,034,643	2,203,617	1,874,362
Cost of sales: (d)
Product and other cost of sales	1,093,989	1,303,702	1,395,339	1,522,687	1,281,043
Rental cost of sales	87,240	104,812	111,578	123,697	134,258
Total cost of sales	1,181,229	1,408,514	1,506,917	1,646,384	1,415,301
Gross profit	252,661	442,549	527,726	557,233	459,061
Selling and administrative expenses	338,280	404,472	423,880	433,746	380,793
Depreciation and amortization expense	52,967	61,860	65,865	65,586	53,318
Impairment loss (non-cash) (d)	27,630	433	57,748	313,130	—
Restructuring and other charges (d)	9,960	18,567	7,233	5,429	1,790
Transaction costs (e)	—	—	654	2,045	9,605
Operating (loss) income	(176,176)	(42,783)	(27,654)	(262,703)	13,555
Interest expense, net	8,087	7,445	9,780	10,306	3,464
(Loss) earnings before taxes	(184,263)	(50,228)	(37,434)	(273,009)	10,091
Income tax (benefit) expense	(52,476)	(11,978)	(13,060)	(20,443)	4,730
Net (loss) income	$(131,787)	$(38,250)	$(24,374)	$(252,566)	$5,361

(Loss) Earnings per common share:
Basic	$(2.65)	$(0.80)	$(0.52)	$(5.40)	$0.12
Diluted	$(2.65)	$(0.80)	$(0.52)	$(5.40)	$0.11
Weighted average common shares (thousands):
Basic	49,669	48,013	47,306	46,763	46,317
Diluted	49,669	48,013	47,306	46,763	46,763

Index to Form 10-K Index to FS

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2021 (b)	2020 (b)	2019 (c)	2018 (c)	2017 (c)
OTHER OPERATING DATA:
Adjusted EBITDA (non-GAAP) (f)	$(65,625)	$42,159	$104,942	$126,760	$78,268
Adjusted Earnings (non-GAAP) (f)	$(89,033)	$(21,126)	$25,412	$56,949	$12,347
Capital expenditures	$37,223	$36,192	$46,420	$42,809	$34,670

OTHER OPERATING DATA - STORE COUNT:
Number of physical stores at period end	769	772	772	768	769
Number of virtual stores at period end	648	647	676	676	712

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2021 (b)	2020 (b)	2019 (c)	2018 (c)	2017 (c)
BALANCE SHEET DATA (at period end):
Total assets	$1,038,418	$1,156,432	$946,180	$1,039,211	$1,299,832
Total liabilities	$737,384	$738,681	$495,552	$571,248	$586,124
Short-term debt	$50,000	$75,000	$100,000	$100,000	$100,000
Long-term debt	$127,600	$99,700	$33,500	$96,400	$59,600
Total stockholders' equity	$301,034	$417,751	$450,628	$467,963	$713,708
(a)Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2021” means the 52 weeks ended May 1, 2021, “Fiscal 2020” means the 53 weeks ended May 2, 2020, “Fiscal 2019” means the 52 weeks ended April 27, 2019, “Fiscal 2018” means the 52 weeks ended April 28, 2018, and “Fiscal 2017” means the 52 weeks ended April 29, 2017.
(b)    During Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2021” means the 52 weeks ended May 1, 2021, “Fiscal 2020” means the 53 weeks ended May 2, 2020, and “Fiscal 2019” means the 52 weeks ended April 27,2019.
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,417 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our recent Fanatics Partnership, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We expect general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through our partnership with Fanatics Retail Group Fulfillment, LLC, Inc. and Fanatics Lids College, Inc. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
We believe the Barnes & Noble brand (licensed from our former parent) along with our subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important to our relationship with leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
For a discussion of our business, see Part I - Item 1. Business.
Partnership with Fanatics and FLC
In December 2020, we entered into a new merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”). Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with FLC, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores.
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated under the merchandising partnership agreement, FLC purchased our logo and emblematic general merchandise inventory. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize

Index to Form 10-K Index to FS
commission revenue earned for these sales on a net basis. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 6. Equity and Earnings Per Share.
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
Our Fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools adjusted their learning model and on-campus activities in response to the pandemic. Fewer students returned to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Other Long-Lived Assets related to the impairment loss (non-cash) recognized during Fiscal 2021.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including periodically furloughing the majority of our Retail workforce during non-rush seasonal sales periods. We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions occurred in Fiscal 2021. We have achieved meaningful annualized cost savings from this program.
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine when our operations can begin returning to normal levels of business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.
Segments
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”. The following discussion provides information regarding the three segments.
Retail Segment
The Retail Segment operates 1,417 college, university, and K-12 school bookstores, comprised of 769 physical bookstores and 648 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,300 physical bookstores (including our Retail Segment's 769 physical bookstores) and sources and distributes new and used textbooks to our 648 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.

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

Index to Form 10-K Index to FS
Results of Operations - Summary
Our Fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. See "Overview" for more information. A detailed discussion of Fiscal 2019 items and year-over-year comparisons between Fiscal 2020 and Fiscal 2019 can be found in Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 2, 2020 filed with the SEC on July 14, 2020.

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Sales: (a)
Product sales and other	$1,299,740	$1,671,200	$1,838,760
Rental income	134,150	179,863	195,883
Total sales	$1,433,890	$1,851,063	$2,034,643

Net loss	$(131,787)	$(38,250)	$(24,374)

Adjusted Earnings (non-GAAP) (b)	$(89,033)	$(21,126)	$25,412

Adjusted EBITDA (non-GAAP) (b)
Retail	$(66,827)	$36,227	$89,094
Wholesale	18,598	21,567	35,018
DSS	4,491	3,409	6,169
Corporate Services	(22,079)	(19,403)	(24,873)
Eliminations	192	359	(466)
Total Adjusted EBITDA (non-GAAP)	$(65,625)	$42,159	$104,942

(a)In Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Sales:
Product sales and other	90.6%	90.3%	90.4%
Rental income	9.4	9.7	9.6
Total sales	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	84.2	78.0	75.9
Rental cost of sales (a)	65.0	58.3	57.0
Total cost of sales	82.4	76.1	74.1
Gross margin	17.6	23.9	25.9
Selling and administrative expenses	23.6	21.9	20.8
Depreciation and amortization expense	3.7	3.3	3.2
Impairment loss (non-cash)	1.9	—	2.8
Restructuring and other charges	0.7	1.0	0.4
Operating loss	(12.3)%	(2.3)%	(1.4)%
(a) Represents the percentage these costs bear to the related sales, instead of total sales.

Index to Form 10-K Index to FS
Results of Operations - 52 weeks ended May 1, 2021 compared with the 53 weeks ended May 2, 2020

	52 weeks ended, May 1, 2021 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,196,320	$165,825	$27,374	$—	$(89,779)	$1,299,740
Rental income	134,150	—	—	—	—	134,150
Total sales	1,330,470	165,825	27,374	—	(89,779)	1,433,890
Cost of sales:
Product and other cost of sales	1,047,613	131,142	5,056	—	(89,822)	1,093,989
Rental cost of sales	87,240	—	—	—	—	87,240
Total cost of sales	1,134,853	131,142	5,056	—	(89,822)	1,181,229
Gross profit	195,617	34,683	22,318	—	43	252,661
Selling and administrative expenses	278,149	16,085	22,116	22,079	(149)	338,280
Depreciation and amortization expense	39,634	5,461	7,763	109	—	52,967
Sub-Total:	$(122,166)	$13,137	$(7,561)	$(22,188)	$192	(138,586)
Impairment loss (non-cash)						27,630
Restructuring and other charges						9,960
Operating loss						$(176,176)

	53 weeks ended, May 2, 2020 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,533,029	$198,353	$23,661	$—	$(83,843)	1,671,200
Rental income	179,863	—	—	—	—	179,863
Total sales	1,712,892	198,353	23,661	—	(83,843)	1,851,063
Cost of sales:
Product and other cost of sales	1,224,798	158,548	4,348	—	(83,992)	1,303,702
Rental cost of sales	104,812	—	—	—	—	104,812
Total cost of sales	1,329,610	158,548	4,348	—	(83,992)	1,408,514
Gross profit	383,282	39,805	19,313	—	149	442,549
Selling and administrative expenses	347,869	18,238	19,172	19,403	(210)	404,472
Depreciation and amortization expense	47,099	5,963	8,670	128	—	61,860
Sub-Total:	$(11,686)	$15,604	$(8,529)	$(19,531)	$359	(23,783)
Impairment loss (non-cash)						433
Restructuring and other charges						18,567
Operating loss						$(42,783)

(a)    In Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)    For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Segment Reporting.

Index to Form 10-K Index to FS
Sales
The following table summarizes our sales:

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	%
Product sales and other	1,299,740	1,671,200	(22.2)%
Rental income	134,150	179,863	(25.4)%
Total Sales	$1,433,890	$1,851,063	(22.5)%
Our total sales decreased by $417.2 million, or 22.5%, to $1,433.9 million during the 52 weeks ended May 1, 2021 from $1,851.1 million during the 53 weeks ended May 2, 2020. The sales decrease is primarily related to the impact of the additional week for Fiscal 2020, the impact from temporary store closings related to COVID-19 earlier in the fiscal year, as well as lower in store foot traffic, lower enrollments and fewer on-campus events due to COVID-19. The components of the variances are reflected in the table below.

Sales variances	52 weeks ended
Dollars in millions	May 1, 2021
Retail Sales
New stores	$64.2
Closed stores	(35.4)
Comparable stores (a)	(409.2)
Textbook rental deferral	(3.3)
Service revenue (b)	(0.7)
Other (c)	2.0
Retail Sales subtotal:	$(382.4)
Wholesale Sales	$(32.5)
DSS Sales	$3.7
Eliminations (d)	$(6.0)
Total sales variance	$(417.2)

(a)    Comparable store sales includes sales from physical stores that have been open for an entire fiscal year period and virtual store sales for the period, does not include sales from closed stores for all periods presented. Sales for logo and emblematic general merchandise fulfilled by FLC inventory and digital agency sales are included on a gross basis.
(b)    Service revenue includes brand partnerships, shipping and handling, and revenue from other programs.
(c)    Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, and other deferred items.
(d)    Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See discussion of intercompany activities and eliminations below.
Retail
Retail total sales decreased by $382.4 million, or 22.3%, to $1,330.5 million during the 52 weeks ended May 1, 2021 from $1,712.9 million during the 53 weeks ended May 2, 2020. Retail added 98 new stores and closed 100 stores (not including temporary store closings due to COVID-19) during the 52 weeks ended May 1, 2021, ending the period with a total of 1,417 stores.

	Fiscal 2021		Fiscal 2020
	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	772	647	772	676
Opened	40	58	50	71
Closed	43	57	50	100
Number of stores at end of period	769	648	772	647

Index to Form 10-K Index to FS
Product and other sales for Retail decreased by $336.7 million, or 22.0%, to $1,196.3 million during the 52 weeks ended May 1, 2021 from $1,533.0 million during the 53 weeks ended May 2, 2020. Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by the temporary store closings due to COVID-19 earlier in the fiscal year, as well as the impact of fewer students returning to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big-conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s high-margin general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. Textbook (Course Materials) revenue for Retail decreased primarily due to lower new and used textbook and other course materials sales, while First Day (our inclusive access program), digital and eTextbook revenue increased.
Effective April 4, 2021, as per the FLC merchandising partnership agreement, logo and emblematic general merchandise sales were fulfilled by FLC and we recognized commission revenue earned for these sales on a net basis. Additionally, general merchandise sales for Retail decreased primarily due to lower emblematic apparel sales (as many athletic events were canceled due to COVID-19), lower supply product sales and lower graduation product sales (primarily due to COVID-19 related campus closures). We have made continued progress in the development of our next generation e-commerce platform, which launched in Fiscal 2021 to deliver increased high-margin general merchandise sales.
Rental income for Retail decreased by $45.7 million, or 25.4%, to $134.2 million during the 52 weeks ended May 1, 2021 from $179.9 million during the 53 weeks ended May 2, 2020. Rental income is impacted by comparable store sales, new store openings and store closings. The decrease in rental income is primarily due to decreased rental activity due to the COVID-19 pandemic as discussed above and the impact of increased digital offerings.
Comparable store sales for Retail decreased for the 52 week sales period. Comparable store sales were impacted primarily by COVID-19 related campus temporary store closures, lower enrollment and on-campus events (all discussed above), a shift to lower cost options and more affordable solutions, including digital offerings, increased consumer purchases directly from publishers and other online providers, lower general merchandise sales (including graduation products and logo products for athletic events). These decreases were partially offset by increased First Day, digital and eTextbook revenue. Comparable store sales variances for Retail by category for the 52 week period is as follows:

Comparable Store Sales variances for Retail (a)	52 weeks ended
Dollars in millions	May 1, 2021
Textbooks (Course Materials)	$(158.4)	(15.2)%
General Merchandise	(235.3)	(45.9)%
Trade Books	(20.9)	(64.3)%
Total Comparable Store Sales	$(414.6)	(26.1)%
(a) Comparable sales data exclude the impact of the additional week for Fiscal 2020. Comparable store sales includes sales from physical stores that have been open for an entire fiscal year period and virtual store sales for the period, does not include sales from closed stores for all periods presented. Sales for logo and emblematic general merchandise fulfilled by FLC inventory and digital agency sales are included on a gross basis. We believe the current comparable store sales calculation method reflects the manner in which management views comparable sales, as well as the seasonal nature of our business.
Wholesale
Wholesale sales decreased by $32.5 million, or 16.4%, to $165.8 million during the 52 weeks ended May 1, 2021 from $198.3 million during the 53 weeks ended May 2, 2020. The decrease is primarily due to decreased gross sales impacted by the COVID-19 pandemic, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by a lower returns and allowances.
DSS
DSS total sales increased by $3.7 million, or 15.7%, to $27.4 million during the 52 weeks ended May 1, 2021 from $23.7 million during the 53 weeks ended May 2, 2020, primarily due to higher bartleby subscription sales, which were partially offset by lower Student Brands sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 82.4% during the 52 weeks ended May 1, 2021 compared to 76.1% during the 53 weeks ended May 2, 2020. Our gross margin decreased by $189.9 million, or 42.9%, to $252.7 million, or 17.6% of sales, during the 52 weeks ended May 1, 2021 from $442.5 million, or 23.9% of sales, during the 53 weeks ended May 2, 2020.

Index to Form 10-K Index to FS
During the 52 weeks ended May 1, 2021, we recognized a merchandise inventory loss and write-off of $15.0 million in cost of goods sold in the Retail Segment discussed below. Excluding the merchandise inventory loss and write-off, cost of goods sold and gross margin was 81.3% and 18.7%, respectively, of sales during the 52 weeks ended May 1, 2021 compared to 76.1% and 23.9%, respectively, of sales during the 53 weeks ended May 2, 2020. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization and Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales:

	52 weeks ended		53 weeks ended
Dollars in thousands	May 1, 2021	% of Related Sales	May 2, 2020	% of Related Sales
Product and other cost of sales	$1,047,612	87.6%	$1,224,798	79.9%
Rental cost of sales	87,240	65.0%	104,812	58.3%
Total Cost of Sales	$1,134,852	85.3%	$1,329,610	77.6%
The following table summarizes the Retail gross margin:

	52 weeks ended		53 weeks ended
Dollars in thousands	May 1, 2021	% of Related Sales	May 2, 2020	% of Related Sales
Product and other gross margin	$148,708	12.4%	$308,231	20.1%
Rental gross margin	46,910	35.0%	75,051	41.7%
Gross Margin	$195,618	14.7%	$383,282	22.4%
For the 52 weeks ended May 1, 2021, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (770 basis points), driven primarily by lower margin rates (435 basis points) due to higher markdowns, an unfavorable sales mix (370 basis points) due to lower high-margin general merchandise sales of approximately $231.2 million and the shift to lower margin digital courseware, and a merchandise inventory loss and write-off (100 basis points) of $15.0 million, comprised of a loss of $10.3 million related to the sale of our logo and emblematic general merchandise inventory below cost to FLC and an inventory write-off of $4.7 million related to our initiative to exit certain product offerings and streamline/rationalize our overall non-logo general merchandise product assortment resulting from the centralization of our merchandising decision-making during the year, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (130 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (670 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (620 basis points) and unfavorable rental mix (80 basis points), partially offset by higher rental margin rates (30 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $131.1 million, or 79.1% of sales, and $34.7 million, or 20.9% of sales, respectively, during the 52 weeks ended May 1, 2021. The cost of sales and gross margin for Wholesale were $158.5 million, or 79.9% of sales, and $39.8 million, or 20.1% of sales, respectively, during the 53 weeks ended May 2, 2020. The gross margin increased to 20.9% during the 52 weeks ended May 1, 2021 from 20.1% during the 53 weeks ended May 2, 2020. The increase was primarily due to the favorable impact of returns and allowances and lower markdowns, partially offset by an unfavorable sales mix.
DSS
Gross margin for the DSS segment was $22.3 million, or 81.5% of sales, during the 52 weeks ended May 1, 2021 and $19.3 million, or 81.6% of sales, during the 53 weeks ended May 2, 2020. The increase in gross margin was primarily due to higher bartleby subscription sales.
Intercompany Eliminations
During the 52 weeks ended May 1, 2021 and 53 weeks ended May 2, 2020, sales eliminations were $89.8 million and $83.9 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.

Index to Form 10-K Index to FS
During the 52 weeks ended May 1, 2021 and 53 weeks ended May 2, 2020, the cost of sales eliminations were $89.8 million and $84.0 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
The $0.1 million of gross margin elimination reflects the net impact of the sales eliminations and cost of sales eliminations during both the 52 weeks ended May 1, 2021 and 53 weeks ended May 2, 2020, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	52 weeks ended		53 weeks ended
Dollars in thousands	May 1, 2021	% of Sales	May 2, 2020	% of Sales
Selling and Administrative Expenses	$338,280	23.6%	$404,472	21.9%
During the 52 weeks ended May 1, 2021, selling and administrative expenses decreased by $66.2 million, or 16.4%, to $338.3 million from $404.5 million during the 53 weeks ended May 2, 2020. The variances by segment are as follows:
Retail
For Retail, selling and administrative expenses decreased by $69.7 million, or 20.0%, to $278.2 million during the 52 weeks ended May 1, 2021 from $347.9 million during the 53 weeks ended May 2, 2020. This decrease was primarily due to a $59.3 million decrease in stores payroll and operating expenses, including comparable stores, primarily due to temporary furloughed store employees, lower virtual stores and new/closed stores payroll and operating expenses, and a decrease of $10.4 million in corporate payroll, infrastructure costs, product development costs and digital operations costs.
Wholesale
For Wholesale, selling and administrative expenses decreased by $2.1 million, or 11.8%, to $16.1 million during the 52 weeks ended May 1, 2021 from $18.2 million during the 53 weeks ended May 2, 2020. The decrease in selling and administrative expenses was primarily driven by lower payroll and operating costs.
DSS
For DSS, selling and administrative expenses increased by $2.9 million to $22.1 million during the 52 weeks ended May 1, 2021 from $19.2 million during the 53 weeks ended May 2, 2020. The increase in costs was primarily driven by an increase in payroll costs, higher professional services and advertising costs.
Corporate Services
Corporate Services' selling and administrative expenses increased by $2.7 million, or 13.8%, to $22.1 million during the 52 weeks ended May 1, 2021 from $19.4 million during the 53 weeks ended May 2, 2020. The increase was primarily due to higher compensation-related expenses and higher operating expenses.
Depreciation and Amortization Expense

	52 weeks ended		53 weeks ended
Dollars in thousands	May 1, 2021	% of Sales	May 2, 2020	% of Sales
Depreciation and Amortization Expense	$52,967	3.7%	$61,860	3.3%
Depreciation and amortization expense decreased by $8.9 million, or 14.4%, to $53.0 million during the 52 weeks ended May 1, 2021 from $61.9 million during the 53 weeks ended May 2, 2020. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during the third quarter of Fiscal 2021. See impairment loss discuss below.
Impairment loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. For information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 7. Fair Value Measurements.

Index to Form 10-K Index to FS
During the 52 weeks ended May 1, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27.6 million, $20.5 million after-tax, comprised of $5.1 million, $13.3 million, $6.3 million and $2.9 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively.
During the 53 weeks ended May 2, 2020, we recognized an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable.
Restructuring and other charges
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $10.0 million, comprised primarily of $5.9 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $5.2 million for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with Fanatics and FLC partnership agreements and shareholder activist activities, and $0.5 million related to liabilities for a facility closure, partially offset by a $1.6 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
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
Operating Loss

	52 weeks ended		53 weeks ended
Dollars in thousands	May 1, 2021	% of Sales	May 2, 2020	% of Sales
Operating Loss	$(176,176)	(12.3)%	$(42,783)	(2.3)%
Our operating loss was $(176.2) million during the 53 weeks ended May 1, 2021 compared to operating loss of $(42.8) million during the 53 weeks ended May 2, 2020. This operating loss increase was due to the matters discussed above.
For the 52 weeks ended May 1, 2021, excluding the $15.0 million of merchandise inventory loss and write-off, $10.0 million of restructuring and other charges and the $27.6 million impairment loss (non-cash), all discussed above, operating loss was $(123.6) million (or (8.6)% of sales).
For the 53 weeks ended May 2, 2020, excluding the $18.6 million of restructuring and other charges and the $0.4 million impairment loss, all discussed above, operating loss was $(23.8) million (or (1.3)% of sales).
Interest Expense, Net

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Interest Expense, Net	$8,087	$7,445
Net interest expense increased by $0.6 million to $8.1 million during the 52 weeks ended May 1, 2021 from $7.4 million during the 53 weeks ended May 2, 2020 primarily due to higher average borrowings.
Income Tax Benefit

	52 weeks ended		53 weeks ended
Dollars in thousands	May 1, 2021	Effective Rate	May 2, 2020	Effective Rate
Income Tax Benefit	$(52,476)	28.5%	$(11,978)	23.8%
We recorded an income tax benefit of $(52.5) million on a pre-tax loss of $(184.3) million during the 52 weeks ended May 1, 2021, which represented an effective income tax rate of 28.5% and an income tax benefit of $(12.0) million on a pre-tax loss of $(50.2) million during the 53 weeks ended May 2, 2020, which represented an effective income tax rate of 23.8%.
The effective tax rate for the 52 weeks ended May 1, 2021 is higher as compared to the comparable prior year period due to various permanent differences and the impact of the CARES Act.

Index to Form 10-K Index to FS
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7.2 million for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of May 1, 2021, we recognized a current income tax receivable for NOL carrybacks of $30.5 million in prepaid and other current assets on the consolidated balance sheet.
Net Loss

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Net Loss	$(131,787)	$(38,250)
As a result of the factors discussed above, we reported a net loss of $(131.8) million during the 52 weeks ended May 1, 2021, compared with a net loss of $(38.3) million during the 53 weeks ended May 2, 2020. Adjusted Earnings (non-GAAP) is $(89.0) million during the 52 weeks ended May 1, 2021, compared with $(21.1) million during the 53 weeks ended May 2, 2020. See Adjusted Earnings (non-GAAP) discussion below.
Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income adjusted for certain reconciling items that are subtracted from or added to net income. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income. We define Free Cash Flow as Adjusted EBITDA less capital expenditures, cash interest and cash taxes.
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
We review these non-GAAP financial measures as internal measures to evaluate our performance and manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as they exclude certain items that do not reflect the ordinary earnings of our operations. Our Board of Directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. We believe that the inclusion of Adjusted Earnings and Adjusted EBITDA results provides investors useful and important information regarding our operating results. We believe that Free Cash Flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements and assists investors in their understanding of our operating profitability and liquidity as we manage the business to maximize margin and cash flow.

Index to Form 10-K Index to FS
Adjusted Earnings (non-GAAP)

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Net loss (a)	$(131,787)	$(38,250)	$(24,374)
Reconciling items, after-tax (below)	42,754	17,124	49,786
Adjusted Earnings (non-GAAP)	$(89,033)	$(21,126)	$25,412

Reconciling items, pre-tax
Impairment loss (non-cash) (b)	$27,630	$433	$57,748
Merchandise inventory loss and write-off (c)	14,960	—	—
Content amortization (non-cash) (d)	5,034	4,082	1,096
Restructuring and other charges (e)	9,960	18,567	7,233
Transaction costs (f)	—	—	654
Reconciling items, pre-tax	57,584	23,082	66,731
Less: Pro forma income tax impact (g)	14,830	5,958	16,945
Reconciling items, after-tax	$42,754	$17,124	$49,786
Adjusted EBITDA (non-GAAP)

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Net loss (a)	$(131,787)	$(38,250)	$(24,374)
Add:
Depreciation and amortization expense	52,967	61,860	65,865
Interest expense, net	8,087	7,445	9,780
Income tax benefit	(52,476)	(11,978)	(13,060)
Impairment loss (non-cash) (b)	27,630	433	57,748
Merchandise inventory loss and write-off (c)	14,960	—	—
Content amortization (non-cash) (d)	5,034	4,082	1,096
Restructuring and other charges (e)	9,960	18,567	7,233
Transaction costs (f)	—	—	654
Adjusted EBITDA (non-GAAP)	$(65,625)	$42,159	$104,942
(a) In Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)    See Management Discussion and Analysis - Results of Operations - Impairment Loss discussion above.
(c)    See Management Discussion and Analysis - Results of Operations - Cost of Sales and Margin discussion above.
(d)    Earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.
(e)    See Management Discussion and Analysis - Restructuring and Other Charges discussion above.
(f)    Transaction costs are costs incurred for business development and acquisitions.
(g)    Represents the income tax effects of the non-GAAP items.

The following is Adjusted EBITDA by segment for Fiscal 2021, Fiscal 2020, and Fiscal 2019.

Adjusted EBITDA - by Segment	52 weeks ended May 1, 2021 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total Fiscal 2021
Sales	$1,330,470	$165,825	$27,374	$—	$(89,779)	$1,433,890
Cost of sales (b)	(1,119,148)	(131,142)	(767)	—	89,822	(1,161,235)
Gross profit	211,322	34,683	26,607	—	43	272,655
Selling and administrative expenses	278,149	16,085	22,116	22,079	(149)	338,280
Adjusted EBITDA (non-GAAP)	$(66,827)	$18,598	$4,491	$(22,079)	$192	$(65,625)

Index to Form 10-K Index to FS

Adjusted EBITDA - by Segment	53 weeks ended May 2, 2020 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total Fiscal 2020
Sales	$1,712,892	$198,353	$23,661	$—	$(83,843)	$1,851,063
Cost of sales (c)	(1,328,796)	(158,548)	(1,080)	—	83,992	(1,404,432)
Gross profit	384,096	39,805	22,581	—	149	446,631
Selling and administrative expenses	347,869	18,238	19,172	19,403	(210)	404,472
Adjusted EBITDA (non-GAAP)	$36,227	$21,567	$3,409	$(19,403)	$359	$42,159

Adjusted EBITDA - by Segment	52 weeks ended April 27, 2019
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total Fiscal 2019
Sales	$1,889,008	$223,374	$21,339	$—	$(99,078)	$2,034,643
Cost of sales (d)	(1,436,684)	(167,033)	(666)	—	98,562	(1,505,821)
Gross profit	452,324	56,341	20,673	—	(516)	528,822
Selling and administrative expenses	363,230	21,323	14,504	24,873	(50)	423,880
Adjusted EBITDA (non-GAAP)	$89,094	$35,018	$6,169	$(24,873)	$(466)	$104,942

(a) In Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)    For the 52 weeks ended May 1, 2021, gross margin excludes $0.7 million and $4.3 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 52 weeks ended May 1, 2021, gross margin also excludes a merchandise inventory loss and write-off of $15.0 million in the Retail Segment. See Management Discussion and Analysis - Results of Operations - Cost of Sales and Margin discussion above.
(c)    For the 53 weeks ended May 2, 2020, gross margin excludes $0.8 million and $3.7 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.
(d) For the 52 weeks ended April 27, 2019, gross margin excludes $0.5 million and $0.6 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.
Free Cash Flow (non-GAAP)

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Adjusted EBITDA (non-GAAP)	$(65,625)	$42,159	$104,942
Less:
Capital expenditures (a)	37,223	36,192	46,420
Cash interest	6,778	6,796	8,589
Cash taxes	6,008	(4,141)	10,277
Free Cash Flow (non-GAAP)	$(115,634)	$3,312	$39,656
(a) Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website. The following table provides the components of total purchases of property and equipment:
Capital Expenditures

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Physical store capital expenditures	$10,382	$13,926	$19,362
Product and system development	11,747	15,710	13,581
Content development costs	8,741	4,335	11,509
Other	6,353	2,221	1,968
Total Capital Expenditures	$37,223	$36,192	$46,420

Index to Form 10-K Index to FS
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under a credit agreement and short-term vendor financing. As of May 1, 2021, we had $177.6 million of borrowings outstanding under the Credit Agreement. See Financing Arrangements discussion below.
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
COVID-19 Business Impact
Our Fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools adjusted their learning model and on-campus activities in response to the pandemic. Fewer students returned to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many athletic conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Other Long-Lived Assets related to the impairment loss (non-cash) recognized during Fiscal 2021.
To mitigate the impact of the business disruption, we have taken steps to significantly reduce costs, including periodically furloughing the majority of our Retail workforce during non-rush seasonal sales periods. We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. Certain elements of this plan were implemented in late Fiscal 2020, while other actions occurred in Fiscal 2021. We have achieved meaningful annualized cost savings from this program.
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine when our operations can begin returning to normal levels of business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations.
Sale of Treasury Shares and Merchandise Inventory
In December 2020, we entered into a new merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15.0 million, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4.1 million and was recognized as a contract liability ($0.2 million in accrued liabilities and $3.9 million in other long-term liabilities on our consolidated balance sheet) which is expected to be earned over the term of the merchandising contracts for Fanatics and FLC.
On April 4, 2021, as contemplated by the merchandising partnership agreement, we closed on the sale of our logo and emblematic general merchandise inventory to FLC and received proceeds of $41.8 million, and recognized a merchandise inventory loss on the sale of $10.3 million in cost of goods sold during the 52 weeks ended May 1, 2021 in the statement of operations for the Retail Segment. The final inventory purchase price will be determined during the first quarter of Fiscal 2022.
For additional information regarding the merchandising partnership, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Partnership with Fanatics and FLC, Note 2. Summary of Significant Accounting Policies - Merchandise Inventories, and Note 6. Equity and Earnings Per Share - Sale of Treasury Shares.

Index to Form 10-K Index to FS
Sources and Uses of Cash Flow
Our Fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. See "Overview" for more information. A detailed year-over-year comparisons between Fiscal 2020 and Fiscal 2019 can be found in Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the year ended May 2, 2020 filed with the SEC on July 14, 2020.

Dollars in thousands	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash, cash equivalents, and restricted cash at beginning of period	$9,008	$14,768	$16,869
Net cash flows provided by (used in) operating activities	32,882	(8,676)	121,791
Net cash flows used in investing activities	(36,875)	(37,019)	(55,620)
Net cash flows provided by (used in) financing activities	11,799	39,935	(68,272)
Cash, cash equivalents, and restricted cash at end of period	$16,814	$9,008	$14,768
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
Cash flows provided by operating activities during Fiscal 2021 were $32.9 million compared to cash flow used in operating activities of $(8.7) million during Fiscal 2020. This increase in cash provided by operating activities of $41.6 million was primarily due to proceeds from the sale of logo merchandise inventory to FLC of $41.8 million, partially offset by lower net income, an increase in other long-term liabilities due to sale of treasury shares at a premium (discussed above), and changes in working capital. As discussed above, our operations were highly impacted by the COVID-19 pandemic in Fiscal 2021.
Cash Flow from Investing Activities
Cash flows used in investing activities during Fiscal 2021 were $(36.9) million compared to $(37.0) million during Fiscal 2020. Cash used in investing activities is primarily for capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, renewing existing contracts and new store construction and lower payments to acquire businesses and the change in other noncurrent assets for contractual obligations. Capital expenditures totaled $37.2 million and $36.2 million during Fiscal 2021 and Fiscal 2020, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during Fiscal 2021 were $11.8 million compared to $39.9 million during Fiscal 2020. This net change of $28.1 million is primarily due to higher net borrowings under the credit agreement and the sale of treasury shares of $10.9 million (discussed above), partially offset by the payment of deferred financing costs of $1.1 million.
Financing Arrangements
We have a credit agreement (the “Credit Agreement”), amended March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million. On March 31, 2021, we were granted a waiver to the availability test condition to the current draw under the FILO Facility.
During the 52 weeks ended May 1, 2021, we borrowed $719.7 million and repaid $722.6 million under the Credit Agreement, with $177.6 million of outstanding borrowings as of May 1, 2021. During the 53 weeks ended May 2, 2020, we

Index to Form 10-K Index to FS
borrowed $600.9 million and repaid $559.7 million under the Credit Agreement, with $174.7 million of outstanding borrowings as of May 2, 2020. During 52 weeks ended April 27, 2019, we borrowed $521.2 million and repaid $584.1 million under the Credit Agreement, and had outstanding borrowings of $33.5 million and $100.0 million under the Credit Facility and FILO Facility, respectively, as of April 27, 2019. As of both May 1, 2021 and May 2, 2020, we have issued $4.8 million in letters of credit under the Credit Facility.
During the 52 weeks ended May 1, 2021, we incurred debt issuance costs totaling $1.1 million related to the March 31, 2021 Credit Facility amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
Interest under the Credit Facility accrues, at our election, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Credit Facility. Loans will initially bear interest at LIBOR plus 2.00% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.00% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.00% per annum and LIBOR plus 1.50% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.50% per annum), based upon the excess availability under the Credit Facility at such time.
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 3.750%. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 31, 2021 through the end of 2021 was increased by 0.50% (to 3.75% per annum for LIBO rate loans and 2.75% for base rate loans). The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $50.0 million to $25.0 million on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
The Credit Facility contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements and a minimum excess availability of the greater of 10% of the Loan Cap and $25.0 million when the FILO is funded) would be triggered, and the lenders would have the right to assume dominion and control over the Company's cash. The Credit Facility includes an anti-cash hoarding provision, which limits maximum excess cash allowed to $50.0 million when the FILO is funded.
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of May 1, 2021.
Income Tax Implications on Liquidity
As of May 1, 2021, other long-term liabilities includes $25.3 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $0.7 million of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2021, Fiscal 2020, and Fiscal 2019, we did not purchase shares under the stock repurchase program. As of May 1, 2021, approximately $26.7 million remains available under the stock repurchase program.

Index to Form 10-K Index to FS
During Fiscal 2021, Fiscal 2020, and Fiscal 2019, we also repurchased 414,174 shares, 374,733 shares, and 351,043 shares of our common stock, respectively, in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
The following table sets forth our contractual obligations as of May 1, 2021 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (a)	$127.6	$127.6	$—	$—	$—
FILO Facility (a)	75.0	50.0	25.0	—	—
Lease obligations (excluding imputed interest) (b)	320.8	99.7	89.1	61.8	70.2
Purchase obligations (c)	26.3	14.8	11.0	0.5	—
Other long-term liabilities reflected on the balance sheet under GAAP (d) (e)	—	—	—	—	—
Total	$549.7	$292.1	$125.1	$62.3	$70.2

(a)As of May 1, 2021, we had a total of $177.6 million of outstanding borrowings under the Credit Facility and FILO Facility. See Financing Arrangements discussion above for information about future borrowings and payments under the FILO Credit Facility.
(b)Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to 120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 50% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 2.7% of the minimum rent payments under those leases.
(c)Includes information technology contracts.
(d)Other long-term liabilities excludes $25.3 million of tax liabilities related to the long-term tax payable associated with the LIFO reserve for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Income Tax Implications on Liquidity discussed above.
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

Index to Form 10-K Index to FS
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
Cost is determined primarily by the retail inventory method for our Retail Segment and last-in first out, or “LIFO”, method for our Wholesale Segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2021, Fiscal 2020, and Fiscal 2019.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $6.0 million in Fiscal 2021.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates

Index to Form 10-K Index to FS
regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.2 million in Fiscal 2021.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 1% change in rental cost of goods sold would have affected pre-tax earnings by approximately $0.4 million in Fiscal 2021.
Long-Term Incentive Compensation
The assumptions used in calculating the fair value of long-term incentive compensation payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. See Part II - Item 8. Financial Statements and Supplementary Data — Note 13. Long-Term Incentive Compensation Expense for a further discussion of our stock-based incentive plan.
We are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If their actual forfeiture rate is materially different from their estimate, our long-term incentive compensation expense could be significantly different from what we recorded in the current period. For stock options granted with an "at market" exercise price, we determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, we determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options.
Phantom shares will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed a specific price per share. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine long-term incentive compensation expense. If actual results are not consistent with the assumptions used, the long-term incentive compensation expense reported in our financial statements may not be representative of the actual economic cost of the long-term incentive compensation. A 10% change in our long-term incentive compensation expense would have affected pre-tax earnings by approximately $0.9 million in Fiscal 2021.
Evaluation of Other Long-Lived Assets Impairment
As of May 1, 2021, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $89.2 million, $240.5 million, $150.9 million, and $29.1 million, respectively, on our consolidated balance sheet.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.
Fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. Many of the trends observed during the Fall semester continued into the Spring semester, as fewer students have returned to campus for the Spring semester, many colleges and universities continued with remote learning models and on-campus classes and activities have been further curtailed, including many athletic conferences that have been either eliminated or severely restricted. These combined events impacted the Company’s course materials and general merchandise business. During the third quarter of Fiscal 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27.6 million, $20.5 million after-tax, comprised of $5.1 million, $13.3 million, $6.3 million and $2.9 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively,

Index to Form 10-K Index to FS
on the consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Fair Value Measurements.
In the first quarter of Fiscal 2020, we recorded an impairment loss (non-cash) of $0.4 million in the Retail segment related to net capitalized development costs for a project which are not recoverable. During the fourth quarter of Fiscal 2020, in conjunction with COVID-19 related campus store closures, we evaluated certain of our long-lived assets associated with our Retail and Wholesale segments for impairment. Based on the results of the tests, for the Retail segment, we recognized an impairment loss of $0.6 million related to store-level assets in restructuring and other charges. These long-lived assets were not recoverable and had a de minimis fair value, as determined using an income approach (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets.
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
The impairment analysis process requires significant estimation to determine recoverability of each asset group and to determine the fair value of asset groups that were not recoverable, as well as the fair values of certain operating right-of-use assets included within the asset groups that were not recoverable. The significant assumptions used included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2021.
Evaluation of Goodwill Impairment
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. As of both May 1, 2021 and May 2, 2020, we had $0, $0 and $4,700 million of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively.
During the third quarter of both Fiscal 2021 and Fiscal 2020, we completed our annual goodwill impairment test and concluded that the fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
During the third quarter of Fiscal 2019, we completed our annual goodwill impairment test and concluded that the fair value of the MBS and DSS reporting units, as they existed at that time, each exceeded their respective carrying values and no goodwill impairment was recognized. In the fourth quarter of Fiscal 2019, due to the change in our reporting units identified as a result of the change in our reportable segments, we recognized a total goodwill impairment (non-cash impairment loss) of $49.3 million associated with the MBS reporting unit (as it existed at that date) and allocated $20.5 million of goodwill to the Retail Segment and $28.7 million of goodwill to the Wholesale Segment.
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

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We generally limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. During Fiscal 2021, we did not have any invested cash balances. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of May 1, 2021, our cash and cash equivalents totaled approximately $8.0 million.
We may from time to time borrow money under the Credit Facility and FILO Facility at various interest rate options based on LIBOR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings outstanding under the Credit Facility and FILO Facility. We had $177.6 million of borrowings outstanding under Credit Facility and FILO Facility as of May 1, 2021. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would affect interest expense by approximately less than $0.1 million in Fiscal 2021.
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
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of May 1, 2021 and May 2, 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended May 1, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 1, 2021 and May 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 1, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 30, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee of the Company’s board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Non-Returnable Inventory Reserve

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company reserves for non-returnable inventory based on its history of liquidating non-returnable inventory.

Auditing management’s estimate of the reserves for non-returnable inventory involved especially subjective auditor judgment as such estimates are based on various factors that are affected by current and future market and economic conditions. In particular, the reserve calculations are sensitive to certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand.

Index to Form 10-K Index to FS

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's inventory reserve process, including management’s review controls over the determination of significant assumptions and the data underlying the calculations of the inventory reserves.

Our procedures included, among others, evaluating the significant assumptions, identified above, and testing the accuracy and completeness of the underlying data used in management’s inventory reserve calculation. We recalculated the reserve using management’s methodology and assumptions, and we evaluated the methodology and the significant assumptions for reasonableness by comparing them to the related actual historical activity and expected future market and economic conditions. We also analyzed the impact of reasonable changes to the significant assumptions on the recorded inventory reserves.

Long-Lived Asset Impairment

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company tests its long-lived assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset (group) exceeds its fair value, the asset (group) is written down to its fair value and an impairment charge is recognized. During the fiscal year 2021, the Company recognized an impairment charge of $27.6 million related to long-lived assets at certain of its stores.

Auditing the Company's impairment of store long-lived assets was complex and highly judgmental due to the significant estimation required to determine recoverability of each asset group and to determine the fair value of asset groups that were not recoverable, as well as the fair values of certain operating right-of-use assets included within the asset groups that were not recoverable. The significant assumptions used included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the store long-lived assets impairment process, including controls over the determination of the undiscounted projected cash flows of the stores with indicators of impairment, the fair values of the stores with carrying values that were not recoverable and the fair values of operating right-of-use assets within those stores. We also tested controls over management’s review of the significant assumptions described above.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the significant assumptions described above and the operating data used to calculate the estimated future cash flows of the stores and to determine fair values. We tested the completeness and accuracy of the data used by the Company in its analysis. We also compared the significant assumptions used to determine the projected cash flows to historical operating results of the stores, management’s expectations related to recovery from the pandemic and published third-party information regarding overall college and university enrollment trends; and, we obtained an understanding of the business initiatives supporting the assumptions used to estimate the future cash flows through inquiries of management and inspection of internal and external communications. We involved our internal valuation specialists to assist in evaluating the calculation of the fair values of certain operating lease right-of-use assets, which included assessing the reasonableness of the methodology utilized to determine market rental rates and evaluating the applied discount rate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.

Iselin, New Jersey
June 30, 2021

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Sales:
Product sales and other	$1,299,740	$1,671,200	$1,838,760
Rental income	134,150	179,863	195,883
Total sales	1,433,890	1,851,063	2,034,643
Cost of sales:
Product and other cost of sales	1,093,989	1,303,702	1,395,339
Rental cost of sales	87,240	104,812	111,578
Total cost of sales	1,181,229	1,408,514	1,506,917
Gross profit	252,661	442,549	527,726
Selling and administrative expenses	338,280	404,472	423,880
Depreciation and amortization expense	52,967	61,860	65,865
Impairment loss (non-cash)	27,630	433	57,748
Restructuring and other charges	9,960	18,567	7,233
Transaction costs	—	—	654
Operating loss	(176,176)	(42,783)	(27,654)
Interest expense, net	8,087	7,445	9,780
Loss before income taxes	(184,263)	(50,228)	(37,434)
Income tax benefit	(52,476)	(11,978)	(13,060)
Net loss	$(131,787)	$(38,250)	$(24,374)

Loss per share of Common Stock
Basic	$(2.65)	$(0.80)	$(0.52)
Diluted	$(2.65)	$(0.80)	$(0.52)
Weighted average shares of Common Stock outstanding:
Basic	49,669	48,013	47,306
Diluted	49,669	48,013	47,306
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	May 1, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,024	$8,242
Receivables, net	121,072	90,851
Merchandise inventories, net	281,112	428,939
Textbook rental inventories	28,692	40,710
Prepaid expenses and other current assets	61,933	16,177
Total current assets	500,833	584,919
Property and equipment, net	89,172	97,739
Operating lease right-of-use assets	240,456	250,837
Intangible assets, net	150,904	175,125
Goodwill	4,700	4,700
Deferred tax assets, net	23,248	7,805
Other noncurrent assets	29,105	35,307
Total assets	$1,038,418	$1,156,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137,578	$143,678
Accrued liabilities	92,871	95,420
Current operating lease liabilities	92,513	92,571
Short-term borrowings	50,000	75,000
Total current liabilities	372,962	406,669
Long-term operating lease liabilities	184,780	186,142
Other long-term liabilities	52,042	46,170
Long-term borrowings	127,600	99,700
Total liabilities	737,384	738,681
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 53,327 and 52,140 shares, respectively; outstanding, 51,379 and 48,298 shares, respectively	533	521
Additional paid-in capital	734,257	732,958
Accumulated deficit	(414,614)	(282,827)
Treasury stock, at cost	(19,142)	(32,901)
Total stockholders' equity	301,034	417,751
Total liabilities and stockholders' equity	$1,038,418	$1,156,432
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Cash flows from operating activities:
Net loss	$(131,787)	$(38,250)	$(24,374)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	52,967	61,860	65,865
Impairment loss (non-cash)	27,630	433	57,748
Merchandise inventory loss and write-off	14,960	—	—
Content amortization expense	5,034	4,082	1,096
Amortization of deferred financing costs	1,112	1,095	1,550
Deferred taxes	(15,443)	(5,380)	(4,531)
Stock-based compensation expense	5,095	6,638	9,017
Changes in operating lease right-of-use assets and liabilities	(4,367)	18,399	—
Changes in other long-term assets and liabilities and other, net	9,238	947	(5,340)
Changes in other operating assets and liabilities, net	68,443	(58,500)	20,760
Net cash flows provided by (used in) operating activities	32,882	(8,676)	121,791
Cash flows from investing activities:
Purchases of property and equipment	(37,223)	(36,192)	(46,420)
Acquisition of business, net of cash and restricted cash acquired	—	—	(10,000)
Changes in other noncurrent assets and other	348	(827)	800
Net cash flows used in investing activities	(36,875)	(37,019)	(55,620)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	722,600	600,900	521,200
Repayments of borrowings under Credit Agreement	(719,700)	(559,700)	(584,100)
Payment of deferred financing costs	(1,076)	—	(3,395)
Sale of treasury shares	10,869	—	—
Purchase of treasury shares	(894)	(1,265)	(1,977)
Net cash flows provided by (used in) financing activities	11,799	39,935	(68,272)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,806	(5,760)	(2,101)
Cash, cash equivalents, and restricted cash at beginning of period	9,008	14,768	16,869
Cash, cash equivalents, and restricted cash at end of period	$16,814	$9,008	$14,768
Changes in other operating assets and liabilities, net:
Receivables, net	$(30,221)	$7,320	$1,814
Merchandise inventories	132,867	(8,617)	23,237
Textbook rental inventories	12,018	6,291	778
Prepaid expenses and other current assets	(37,492)	(4,399)	69
Accounts payable and accrued liabilities	(8,729)	(59,095)	(5,138)
Changes in other operating assets and liabilities, net	$68,443	$(58,500)	$20,760

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$6,778	$6,796	$8,589
Income taxes paid (net of refunds)	$6,008	$(4,141)	$10,277
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 28, 2018	50,032	$501	$717,323	$(220,203)	3,115	$(29,658)	$467,963
Stock-based compensation expense			9,017				9,017
Vested equity awards	998	9	(9)				—
Shares repurchased for tax withholdings for vested stock awards					352	(1,978)	(1,978)
Net loss				(24,374)			(24,374)
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			6,638				6,638
Vested equity awards	1,110	11	(11)				—
Shares repurchased for tax withholdings for vested stock awards					375	(1,265)	(1,265)
Net loss				(38,250)			(38,250)
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			5,095				5,095
Vested equity awards	1,187	12	(12)				—
Sale of treasury shares			(3,784)		(2,308)	14,653	10,869
Shares repurchased for tax withholdings for vested stock awards					414	(894)	(894)
Net loss				(131,787)			(131,787)
Balance at May 1, 2021	53,327	$533	$734,257	$(414,614)	1,948	$(19,142)	$301,034

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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,417 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omni channel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our recent Fanatics Partnership, increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through our partnership with Fanatics Retail Group Fulfillment, LLC, Inc. and Fanatics Lids College, Inc. (collectively referred to herein as the “FLC Partnership”). Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
We believe the Barnes & Noble brand (licensed from our former parent) along with our subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important to our relationship with leading publishers who rely on us as one of their primary distribution channels, and for being a trusted source for students in our direct-to-student digital solutions business.
We have three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Segment Reporting.
Partnership with Fanatics and FLC
In December 2020, we entered into a new merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”). Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with FLC, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores.
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated by the merchandising partnership agreement, we closed on the sale of our logo and emblematic general merchandise inventory to FLC. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
recognize commission revenue earned for these sales on a net basis. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories and Note 6. Equity and Earnings Per Share.
COVID-19 Business Impact
During Fiscal 2021 and the fourth quarter of Fiscal 2020, our business was significantly negatively impacted by the COVID-19 pandemic, resulting in an unprecedented material decline in revenue. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of COVID-19 on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. We will continue to assess our operations and will continue to consider the guidance of local governments to determine when our operations can begin returning to normal levels of business. Please see our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Other Long-Lived Assets related to the impairment loss (non-cash) recognized during Fiscal 2021.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended May 1, 2021 (“Fiscal 2021”), 53 weeks ended May 2, 2020 (“Fiscal 2020”), and 52 weeks ended April 27, 2019 (“Fiscal 2019”).
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
As discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of the COVID-19 pandemic on our operations affects the comparability of our results of operations and cash flows.
Consolidation
The results of operations reflected in our consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation.
Acquisition - PaperRater
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
Restricted Cash
As of May 1, 2021, we had restricted cash of $8,790, comprised of $7,893 in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the merchandising partnership agreement and $897 in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization.
As of May 2, 2020, we had restricted cash of $766 included in other noncurrent assets in the consolidated balance sheet for amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivables are as follows:

	As of
	May 1, 2021	May 2, 2020
Trade accounts	$99,583	$75,702
Advances for book buybacks	2,901	766
Credit/debit card receivables	4,433	2,177
Other receivables	14,155	12,206
Total receivables, net	$121,072	$90,851
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $3,594, and $1,986 as of May 1, 2021 and May 2, 2020, respectively.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory, which includes certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand.
Cost is determined primarily by the retail inventory method for our Retail segment and last-in first out, or “LIFO”, method for our Wholesale segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2021, Fiscal 2020 and Fiscal 2019.

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
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. The Retail Segments four largest suppliers, excluding the supply sourced from our Wholesale Segment, accounted for approximately 35% of our merchandise purchased during the 52 weeks ended May 1, 2021. For our Wholesale Segment, the four largest suppliers, excluding textbooks purchased from students at our Retail Segment's bookstores, accounted for approximately 32% of merchandise purchases during the 52 weeks ended May 1, 2021.
On April 4, 2021, as contemplated by the merchandising partnership agreement, we closed on the sale of our logo and emblematic general merchandise inventory to FLC and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold during the 52 weeks ended May 1, 2021 in the statement of operations for the Retail Segment. The final inventory purchase price will be determined during the first quarter of Fiscal 2022. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization.
During the 52 weeks ended May 1, 2021, we also recognized a merchandise inventory write-off of $4,698 in cost of goods sold in the statement of operations for the Retail Segment related to our initiative to exit certain product offerings and streamline/rationalize our overall non-logo general merchandise product assortment resulting from the centralization of our merchandising decision-making during the year.
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
Cloud Computing Arrangements
We adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15") effective April 28, 2019 (first day of Fiscal 2020) prospectively for all implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract. The guidance requires implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Prior to adoption, we capitalized certain implementation costs, primarily related to digital and consumer data platforms, to property and equipment on the consolidated balance sheets and depreciated these implementation costs to depreciation and amortization expense in the consolidated statement of operations over the term of the service contract once the asset was ready for its intended use. Subsequent to adoption, implementation costs which were previously capitalized and depreciated as described above, are included in prepaid expenses and other assets in the consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the consolidated balance sheets were $10,516 and $4,262 as of May 1, 2021 and May 2, 2020, respectively. We had $283, $96, and $0 of amortization of implementation costs in selling and administrative expense in the consolidated statement of operations, for the 52 weeks ended May 1, 2021, 53 weeks ended May 2, 2020, and 52 weeks ended April 27, 2019, respectively.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $35,024, $42,550, and $44,550, of depreciation expense in the consolidated statement of operations for the 52 weeks ended May 1, 2021, 53 weeks ended May 2, 2020, and 52 weeks ended April 27, 2019, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Content development costs are primarily related to bartleby.com textbook solutions which was launched in Fiscal 2019. Content amortization is computed using the straight-line method over estimated useful lives. Amortization of content development costs is recorded to cost of goods sold. We had $5,034, $4,082, and $1,096, of content amortization expense in the consolidated statement of operations for the 52 weeks ended May 1, 2021, 53 weeks ended May 2, 2020, and 52 weeks ended April 27, 2019, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	May 1, 2021	May 2, 2020
Property and equipment:
Leasehold improvements	(a)	$131,784	$141,602
Machinery, equipment and display fixtures	3 - 5	247,979	246,447
Computer hardware and capitalized software costs	(b)	152,941	145,764
Office furniture and other	2 - 7	62,031	62,209
Content development costs	3 - 5	25,526	16,729
Construction in progress		4,444	3,878
Total property and equipment		624,705	616,629
Less accumulated depreciation and amortization		535,533	518,890
Total property and equipment, net		$89,172	$97,739
(a)     Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from 1 - 15 years.
(b)     System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 2 - 5 years.
Intangible Assets
Amortizable intangible assets as of May 1, 2021 and May 2, 2020 are as follows:

		As of May 1, 2021
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	9 - 13	$263,168	$(122,565)	$140,603
Content	1 - 2	19,400	(13,495)	5,905
Technology	1	9,500	(7,500)	2,000
Other (a)	1 - 7	8,930	(6,534)	2,396
		$300,998	$(150,094)	$150,904

		As of May 2, 2020
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	10 - 14	$271,800	$(113,280)	$158,520
Content	2 - 3	19,400	(9,615)	9,785
Technology	2	9,500	(5,900)	3,600
Other (a)	1 - 8	8,930	(5,710)	3,220
		$309,630	$(134,505)	$175,125
(a)    Other consists of recognized intangibles for non-compete agreements, trade names, and favorable leasehold interests.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended May 1, 2021	$17,943
For the 53 weeks ended May 2, 2020	$19,310
For the 52 weeks ended April 27, 2019	$21,314

Estimated Amortization Expense: (Fiscal Year)
2022	$16,808
2023	$13,429
2024	$11,567
2025	$11,210
2026	$11,207
After 2026	$86,683

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
As a result of adopting ASC Topic 842, we recorded an initial operating lease right-of-use asset of $277,006 (inclusive of prepaid assets and accrued liabilities related to existing leases) and an operating lease liability of $294,727 as of April 28, 2019 for all leases that were not completed and with lease terms in excess of twelve months at that date. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Leases.
Impairment of Long-Lived Assets
As of May 1, 2021, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $89,172, $240,456, $150,904, and $29,105, respectively, on our consolidated balance sheet. As of May 2, 2020, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $97,739, $250,837, $175,125, and $35,307, respectively, on our consolidated balance sheet.
These amortizable intangible assets relate primarily to our customer and bookstore relationships with our colleges and university clients, and technology acquired. For additional information related to amortizable intangibles, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Intangible Assets.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.
Fiscal 2021 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning models and on-campus activities during the Spring semester of Fiscal 2021. Many of the trends observed during the Fall 2020 semester continued into the Spring 2021 semester, as fewer students have returned to campus for the Spring semester, many colleges and universities continued with remote learning models and on-campus classes and activities

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
have been further curtailed, including many athletic conferences that have been either eliminated or severely restricted. These combined events impacted the Company’s course materials and general merchandise business. During the third quarter of Fiscal 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, comprised of $5,085, $13,328, $6,278 and $2,939 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. The significant assumptions used in the income approach included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Fair Value Measurements.
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
During the fourth quarter of Fiscal 2019, in conjunction with the change to reporting segments and the interim goodwill impairment test noted below, as well as operational changes in certain long-lived asset groups, we evaluated certain of our long-lived assets for impairment and recognized an impairment loss of $8,466, comprised of $8,138 of intangible assets, primarily acquired technology, and $328 of property and equipment related to our LoudCloud and Promoversity operations. These long-lived assets were not recoverable and had a de minimis fair value, as determined using the relief-from-royalty and income approaches (Level 3 input), resulting in a non-cash impairment charge for the full carrying value of those long-lived assets. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Significant Accounting Policies - Intangible Assets.
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. As of both May 1, 2021 and May 2, 2020, we had $0, $0 and $4,700 of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively.
During the third quarter of both Fiscal 2021 and Fiscal 2020, we completed our annual goodwill impairment test and concluded that the fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
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
As of May 1, 2021, goodwill of approximately $67,015 was deductible for federal income tax purposes. This is higher than the goodwill balance reflected on the consolidated balance sheet as of May 1, 2021 due to impairment losses recorded in Fiscal 2018 and Fiscal 2019.
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
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue is derived from the sales of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Revenue.
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
For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis. Effective April 4, 2021, as per the FLC merchandising partnership agreement, logo and emblematic general merchandise sales were fulfilled by FLC and we recognized commission revenue earned for these sales on a net basis.
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
Long-Term Incentive Compensation
We have granted awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock, restricted stock units, performance shares, performance share units, and phantom share units. See Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Long-Term Incentive Compensation Expense for additional information regarding expense recognition for each type of award.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $12,916, $10,349, and $10,636 in the consolidated statement of operations for the 52 weeks ended May 1, 2021, 53 weeks ended May 2, 2020, and 52 weeks ended April 27, 2019, respectively.
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
As of May 1, 2021, other long-term liabilities includes $25,335 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $745 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance seeks to simplify the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance seeks to further simplify the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. We adopted ASU 2019-12 during the third quarter of Fiscal 2021. As a result of adopting this standard, we did not record a cumulative adjustment and there was not a material impact on our consolidated financial statements.
Note 4. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services. See Note 2. Summary of Significant Accounting Policies for additional information related to our revenue recognition policies and Note 5. Segment Reporting for a description of each segment's product and service offerings.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Retail
Product Sales	$1,157,115	$1,493,044	$1,645,357
Rental Income	134,150	179,863	195,883
Service and Other Revenue (a)	39,205	39,985	47,768
Retail Total Sales	$1,330,470	$1,712,892	$1,889,008
Wholesale Sales	$165,825	$198,353	$223,374
DSS Sales (b)	$27,374	$23,661	$21,339
Eliminations (c)	$(89,779)	$(83,843)	$(99,078)
Total Sales	$1,433,890	$1,851,063	$2,034,643
(a)Service and other revenue primarily relates to brand partnerships and other service revenues.
(b)DSS sales primarily relate to direct-to-student subscription-based revenue.
(c)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Effective April 4, 2021, as per the FLC merchandising partnership agreement, logo and emblematic general merchandise sales were fulfilled by FLC and we recognized commission revenue earned for these sales on a net basis.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of both May 1, 2021 and May 2, 2020 on our consolidated balance sheets.
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
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and FLC as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Partnership with Fanatics and FLC and Note 6. Equity and Earnings Per Share - Sale of Treasury Shares.
Deferred revenue of $13,469 and $4,670 is recorded within accrued liabilities and other long-term liabilities on our consolidated balance sheet, respectively, as of May 1, 2021 and $13,373 is recorded within accrued liabilities on our consolidated balance sheet as of May 2, 2020.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table presents changes in contract liabilities during the fiscal year ended May 1, 2021:

Deferred revenue as of April 27, 2019	$20,418
Additions to deferred revenue during the period	193,235
Reductions to deferred revenue for revenue recognized during the period	(200,280)
Deferred revenue balance as of May 2, 2020	$13,373
Additions to deferred revenue during the period	171,834
Reductions to deferred revenue for revenue recognized during the period	(167,068)
Deferred revenue balance as of May 1, 2021	$18,139
As of May 1, 2021 we expect to recognize $13,469 of the deferred revenue balance within in the next 12 months.
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
Retail Segment
The Retail Segment operates 1,417 college, university, and K-12 school bookstores, comprised of 769 physical bookstores and 648 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,300 physical bookstores (including our Retail Segment's 769 physical bookstores) and sources and distributes new and used textbooks to our 648 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
Our international operations are not material and the majority of the revenue and total assets are within the United States.

	As of
	May 1, 2021	May 2, 2020
Total Assets
Retail	$800,012	$867,288
Wholesale	199,698	248,464
DSS	33,937	35,689
Corporate Services	4,771	4,991
Total Assets	$1,038,418	$1,156,432

As of both May 1, 2021 and May 2, 2020, we had $0, $0 and $4,700 of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively.

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Capital Expenditures
Retail	$21,208	$28,546	$33,008
Wholesale	5,905	2,126	1,824
DSS (a)	9,662	5,425	11,444
Corporate Services	448	95	144
Total Capital Expenditures	$37,223	$36,192	$46,420

(a) Primarily comprised of content development costs for bartleby.com textbook solutions which was launched in Fiscal 2019.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Summarized financial information for our reportable segments is reported below:

	52 weeks ended May 1, 2021 (a)	53 weeks ended May 2, 2020 (a)	52 weeks ended April 27, 2019
Sales:
Retail	$1,330,470	$1,712,892	$1,889,008
Wholesale	165,825	198,353	223,374
DSS	27,374	23,661	21,339
Eliminations	(89,779)	(83,843)	(99,078)
Total Sales	$1,433,890	$1,851,063	$2,034,643

Gross Profit
Retail (b)	$195,617	$383,282	$451,871
Wholesale	34,683	39,805	56,341
DSS	22,318	19,313	20,030
Eliminations	43	149	(516)
Total Gross Profit	$252,661	$442,549	$527,726

Depreciation and Amortization
Retail	$39,634	$47,099	$51,728
Wholesale	5,461	5,963	6,014
DSS	7,763	8,670	7,974
Corporate Services	109	128	149
Total Depreciation and Amortization	$52,967	$61,860	$65,865

Operating Loss
Retail (c)	$(154,592)	$(24,445)	$3,751
Wholesale (c)	14,732	12,909	(2,131)
DSS	(8,132)	(8,529)	(3,345)
Corporate Services	(28,376)	(23,077)	(25,463)
Eliminations	192	359	(466)
Total Operating Loss (c)	$(176,176)	$(42,783)	$(27,654)

The following is a reconciliation of segment Operating Loss to consolidated Income Before Income Taxes
Total Operating Loss	$(176,176)	$(42,783)	$(27,654)
Interest Expense, net	(8,087)	(7,445)	(9,780)
Total Loss Before Income Taxes	$(184,263)	$(50,228)	$(37,434)

(a)In Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)In Fiscal 2021, gross margin includes a merchandise inventory loss and write-off of $14,960 in the Retail Segment. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
(c)In Fiscal 2021, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, in the Retail segment related to certain of our store-level long-lived assets. In Fiscal 2020, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which were not recoverable. In Fiscal 2019, we recorded an impairment loss (non-cash) of $57,748, comprised of $49,282 of goodwill ($20,538 and $28,744 in our Retail and Wholesale Segments, respectively).and $8,466 of long-lived assets. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Note 6. Equity and Earnings Per Share
Equity
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of May 1, 2021, 51,378,913 shares of our common stock and 0 shares of our preferred stock were issued and outstanding. Our common stock trades on the NYSE under the symbol “BNED”.
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
We have reserved 10,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Long-Term Incentive Compensation Expense.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the Fiscal 2021, 2020, and Fiscal 2019, we did not purchase shares under the stock repurchase program. As of May 1, 2021, approximately $26,669 remains available under the stock repurchase program.
During the Fiscal 2021, Fiscal 2020, and Fiscal 2019, we also repurchased 414,174, 374,733 shares, and 351,043 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Sale of Treasury Shares
In December 2020, we entered into a new merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability ($175 in accrued liabilities and $3,956 in other long-term liabilities our consolidated balance sheet) which is expected to be recognized over the term of the merchandising contracts for Fanatics and FLC, as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Partnership with Fanatics and FLC.
Dividends
We paid no other dividends to common stockholders during Fiscal 2021, Fiscal 2020 and Fiscal 2019. We do not intend to pay dividends on our common stock in the foreseeable future.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2021, Fiscal 2020 and Fiscal 2019, average shares of 3,387,185, 3,795,603, and 2,939,089, respectively, were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following is a reconciliation of the basic and diluted earnings per share calculation:

(shares in thousands)	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(131,787)	$(38,250)	$(24,374)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	49,669	48,013	47,306
Loss per share of Common Stock:
Basic and diluted loss per share of Common Stock	$(2.65)	$(0.80)	$(0.52)

Note 7. Fair Values Measurements
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
During the 52 weeks ended May 1, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, on the consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
During the 53 weeks ended May 2, 2020, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
During the 52 weeks ended April 27, 2019, we recorded an impairment loss (non-cash) of $57,748, comprised of $49,282 of goodwill and $8,466 of long-lived assets, comprised of $8,138 of intangible assets, primarily acquired technology, and $328 of property and equipment related to our LoudCloud and Promoversity operations.
For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis and the total impairments recorded as a result of the remeasurement process:

	52 weeks ended May 1, 2021			53 weeks ended May 2, 2020
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Receivables, net	$—	$—	$—	$245	$—	$245
Property and equipment, net	5,505	420	5,085	300	—	300
Operating lease right-of-use assets	26,427	13,099	13,328	—	—	—
Intangible assets, net	7,723	1,445	6,278	—	—	—
Other noncurrent assets	3,539	600	2,939	—	—	—
Accrued liabilities	—	—	—	(112)	—	(112)
Total	$43,194	$15,564	$27,630	$433	$—	$433

Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of May 1, 2021, we recorded a liability of $3,845 (Level 2 input) which is reflected in accrued liabilities ($2,509) and other long-term liabilities ($1,336) on the consolidated balance sheet. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Long-Term Incentive Compensation Expense.

Note 8. Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000. On March 31, 2021, we were granted a waiver to the condition to the current draw under the FILO Facility.
During the 52 weeks ended May 1, 2021, we borrowed $722,600 and repaid $719,700 under the Credit Agreement, and had outstanding borrowings of $127,600 and $50,000 under the Credit Facility and FILO Facility, respectively, as of May 1, 2021. During the 53 weeks ended May 2, 2020, we borrowed $600,900 and repaid $559,700 under the Credit Agreement, and had outstanding borrowings of $99,700 and $75,000 under the Credit Facility and FILO Facility, respectively, as of May 2, 2020. During 52 weeks ended April 27, 2019, we borrowed $521,200 and repaid $584,100 under the Credit Agreement, and had outstanding borrowings of $33,500 and $100,000 under the Credit Facility and FILO Facility, respectively, as of April 27, 2019. As of both May 1, 2021 and May 2, 2020, we issued $4,759 in letters of credit under the Credit Facility, respectively.
During 52 weeks ended May 1, 2021, we incurred debt issuance costs totaling $1,076 related to the March 31, 2021 Credit Facility amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
Interest under the Credit Facility accrues, at our election, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Credit Facility. Loans will initially bear interest at LIBOR plus 2.00% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.00% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.00% per annum and LIBOR plus 1.50% per annum (or between the alternate base rate plus 1.00% per annum and the alternate base rate plus 0.50% per annum), based upon the excess availability under the Credit Facility at such time.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Loans under the FILO Facility will bear interest at a rate equal to the LIBOR rate, plus 3.750%. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 31, 2021 through the end of 2021 was increased by 0.50% (to 3.75% per annum for LIBO rate loans and 2.75% for base rate loans). The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility will decrease from $50,000 to $25,000 on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
The Credit Facility contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements and a minimum excess availability of the greater of 10% of the Loan Cap and $25,000 when the FILO is funded) would be triggered, and the lenders would have the right to assume dominion and control over the Company's cash. The Credit Facility includes an anti-cash hoarding provision, which limits maximum excess cash allowed to $50,000 when the FILO is funded.
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of May 1, 2021.
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
Note 9. Leases
Effective the first quarter of Fiscal 2020 (April 28, 2019), we adopted FASB ASC 842, Leases (Topic 842), which required us to recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all lease arrangements. Our portfolio of leases consists of operating leases comprised of operations agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We do not have finance leases or short-term leases (i.e., those with a term of twelve months or less).
We recognize a right of use (“ROU”) asset and lease liability in our consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. Our lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, we recognize lease expense on a straight-line basis over the lease term or over the contract year in order to best reflect the pattern of usage of the underlying leased asset and our minimum obligations arising from these types of leases. Our lease agreements do not contain any material residual value guarantees, material restrictions or covenants.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table summarizes lease expense:

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Variable lease expense	$69,511	$73,455
Operating lease expense	108,282	159,289
Net lease expense	$177,793	$232,744
The decrease in lease expense is primarily due to lower sales for contracts based on a percentage of revenue and the impact of the timing and reduction of minimum contractual guarantees.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of May 1, 2021:

As of
May 1, 2021
Fiscal 2022	$99,657
Fiscal 2023	48,621
Fiscal 2024	40,506
Fiscal 2025	34,748
Fiscal 2026	27,045
Thereafter	70,234
Total lease payments	320,811
Less: imputed interest	(43,518)
Operating lease liabilities at period end	$277,293
Future lease payment obligations related to leases that were entered into, but did not commence as of May 1, 2021, were not material.
The following summarizes additional information related to our operating leases:

	As of	As of
	May 1, 2021	May 2, 2020
Weighted average remaining lease term (in years)	5.5 years	5.2 years
Weighted average discount rate	4.9%	4.6%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$111,167	$140,670
ROU assets obtained in exchange for lease liabilities from initial recognition	$123,556	$131,175
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
During the 52 weeks ended May 1, 2021, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, in the Retail segment comprised of $5,085, $13,328, $6,278 and $2,939 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.
During the 53 weeks ended May 2, 2020, we recognized an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which are not recoverable.
During the 52 weeks ended April 27, 2019, we recorded an impairment loss (non-cash) of $57,748, comprised of $49,282 of goodwill ($20,538 and $28,744 in our Retail and Wholesale Segments, respectively).and $8,466 of long-lived assets,

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
comprised of $8,138 of intangible assets, primarily acquired technology, and $328 of property and equipment related to our LoudCloud and Promoversity operations.
Restructuring and Other Charges
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $9,960, comprised primarily of $5,888 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($3,246 is included in accrued liabilities in the consolidated balance sheet as of May 1, 2021), $5,213 for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with Fanatics and FLC partnership agreements and shareholder activist activities, and $454 related to liabilities for a facility closure, partially offset by a $1,595 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
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
During the 52 weeks ended April 27, 2019, we recognized restructuring and other charges totaling $7,233 comprised of $4,554 for severance and transition payments related to senior management changes, other employee termination and benefit costs, and other charges totaling $2,679, primarily comprised of $2,274 in an actuarial loss for a frozen retirement benefit plan (non-cash), $281 related to additional liabilities for a facility closure, and a write-off of $118 of existing unamortized debt issuance costs.
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
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. Rent payments to MBS Realty Partners L.P. were approximately $1,380 in Fiscal 2021, Fiscal 2020 and Fiscal 2019.
Note 12. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0, $5,015, and $6,702 during 52 weeks ended May 1, 2021, 53 weeks ended May 2, 2020, and 52 weeks ended April 27, 2019, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we have temporarily suspended employer matching contributions into our 401(k) plans through the end of Fiscal 2021.
Note 13. Long-Term Incentive Compensation Expense
We have reserved 10,409,345 shares of our common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”), performance share units (“PSU”), and stock options.

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
Restricted Stock Awards
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
Performance Share Awards
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
Stock Options
For stock options granted with an "at market" exercise price, we determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, we determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options. During Fiscal 2021, we granted 1,250,518 stock options with an exercise price of $2.46 per stock option, which was the fair market value on the date of grant (Stock Option Grant #1) and 1,250,518 stock options with an exercise price of $5.00 per stock option (Stock Option Grant #2) granted to employees. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options.

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
Phantom Shares
During Fiscal 2021, we granted 2,397,953 phantom share units granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed three times the grant date stock price. The phantom shares vest and will be settled in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model.
The average fair value on the date of grant was determined based on using risk-free rates and annual volatility rates for each the three tranches within the respective grant as detailed in the table below based upon their vesting dates and remaining time to maturity. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions of the respective awards. The following summarizes the phantom share fair value assumptions:

	Phantom Share Grant #1	Phantom Share Grant #2
Grant Date Stock Price	$2.46	$7.63
Stock Price Cap	$7.38	$22.89
Valuation method utilized	Black-Scholes	Black-Scholes
Grant Date Risk Free Rate Range	0.12% - 0.15%	0.07% - 0.31%
Grant Date Volatility Range	86% - 114%	90% - 110%
Average Grant date fair value per award	$1.88	$5.79
As of May 1, 2021, we recorded a liability of $3,845 (Level 2 input) of which $2,509 and $1,336 is reflected in accrued liabilities and other long-term liabilities on the consolidated balance sheet, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Long-Term Incentive Compensation Activity
The following table presents a summary of awards activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, May 2, 2020	38,096	$3.15	2,250,078	$4.21	1,323,767	$4.20
Granted	146,343	$2.40	243,905	$2.40	—	$—
Vested	(38,096)	$—	(1,210,566)	$4.48	(138,060)	$7.97
Forfeited (a)	—	$—	(83,566)	$4.18	(590,474)	$5.34
Balance, May 1, 2021	146,343	$2.40	1,199,851	$3.56	595,233	$2.23

	Stock Options		Phantom Shares
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, May 2, 2020	—	$—	—	$—
Granted	2,501,036	$1.43	2,397,953	$1.97
Exercised/Vested	—	$—	—	$—
Forfeited	(310,046)	$1.43	(193,090)	$1.88
Balance, May 1, 2021	2,190,990	$1.43	2,204,863	$1.97

(a) The PSUs forfeitures reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
Total fair value of vested share awards since the inception of the Equity Incentive Plan is $42,125.
Long-Term Incentive Compensation Expense
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Stock-based awards
Restricted stock expense	$226	$120	$110
Restricted stock units expense	3,919	6,253	7,846
Performance shares expense (a)	—	12	87
Performance share units expense (a)	283	253	974
Stock option expense	667	—	—
Sub-total stock-based awards:	$5,095	$6,638	$9,017
Cash settled awards
Phantom share units expense	$3,845	$—	$—
Total compensation expense for long-term incentive awards	$8,940	$6,638	$9,017
(a)     Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of May 1, 2021 was $11,099 and is expected to be recognized over a weighted-average period of 2.28 years.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Note 14. Income Taxes
For Fiscal 2021, Fiscal 2020, and Fiscal 2019, we had no material revenue or expense in jurisdictions outside the United States.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7,164 for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of May 1, 2021, we recognized a current income tax receivable for NOL carrybacks of $30,492 in prepaid and other current assets on the consolidate balance sheet.
Income tax benefits for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are as follows:

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Current:
Federal	$(36,187)	$(5,471)	$(6,494)
State	(846)	(1,127)	(2,035)
Total Current	(37,033)	(6,598)	(8,529)
Deferred:
Federal	(6,100)	(4,086)	(3,681)
State	(9,343)	(1,294)	(850)
Total Deferred	(15,443)	(5,380)	(4,531)
Total	$(52,476)	$(11,978)	$(13,060)

Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020	52 weeks ended April 27, 2019
Federal statutory income tax rate (a)	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.4	3.7	6.3
Permanent book / tax differences	(0.9)	(2.9)	(3.9)
CARES Act NOL Carry-back	3.9	—	—
Provisional remeasurement due to Tax Legislation	—	—	10.4
Credits	—	0.5	0.3
Other, net	0.1	1.5	0.8
Effective income tax rate	28.5%	23.8%	34.9%

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The effective tax rate for Fiscal 2021 is significantly lower as compared to the comparable prior year period due to various permanent differences and the impact of the CARES Act recorded.
One percentage point on our Fiscal 2021 effective tax rate is approximately $1,843. The permanent book / tax differences are principally comprised of non-deductible compensation, non-deductible meals and entertainment costs, and federal income tax credits.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. The significant components of our deferred taxes consisted of the following:

	As of
	May 1, 2021	May 2, 2020
Deferred tax assets:
Estimated accrued liabilities	$11,559	$11,046
Inventory	8,073	7,167
Stock-based compensation	1,622	1,511
Insurance liability	505	528
Operating lease liabilities	65,456	65,334
Tax credits	433	484
Goodwill	16,759	18,438
Net operating losses	10,810	4,992
Other	10,570	8,853
Gross deferred tax assets	125,787	118,353
Valuation allowance	(1,202)	(1,231)
Net deferred tax assets	124,585	117,122
Deferred tax liabilities:
Intangible asset amortization	(33,547)	(37,864)
Operating lease right-of-use assets	(61,896)	(64,695)
Property and equipment	(5,894)	(6,758)
Gross deferred tax liabilities	(101,337)	(109,317)
Net deferred tax asset	$23,248	$7,805

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
As of May 1, 2021, we had $0 of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 28, 2018	$97
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(6)
Balance at April 27, 2019	$91
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(39)
Balance at May 2, 2020	$52
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(52)
Balance at May 1, 2021	$—

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of May 1, 2021 and May 2, 2020, we had accrued $0 and $3, respectively, for net interest and penalties. The change in the amount accrued for net interest and penalties includes $3 in reductions for net interest and penalties recognized in income tax expense in our Fiscal 2021 consolidated statement of operations.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. We have recorded a valuation allowance of $1,202 and $1,231 for May 1, 2021 and May 2, 2020, respectively.
As of May 1, 2021, and based on our tax year ended January 2021, we had state net operating loss carryforwards (“NOLs”) of approximately $196,180 that are available to offset taxable income in our respective taxing jurisdiction beginning in the current period and that expire beginning in 2030. We had net state tax credit carryforwards totaling $548, which expire beginning in 2022.
As of May 2, 2021, we recorded $200 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
We are subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily Fiscal 2015 and forward. Some earlier years remain open for a small minority of states. We retain an income tax liability for periods prior to the Spin-Off from Barnes & Noble, Inc. only for returns filed on a stand-alone basis.
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
Between January 22, 2020 and June 15, 2020, thirteen purported class action complaints were filed in the United States District Court for the District of Delaware, the United States District Court for the District of New Jersey, and the United States District Court for the Northern District of Illinois against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association. The plaintiffs are retailers of collegiate course materials or current or former college students. Although the specific allegations vary, the plaintiffs generally claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation has consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. On October 16, 2020, three named student plaintiffs filed a Consolidated Amended Complaint, as did the retailer plaintiffs. The student plaintiffs and retailer plaintiffs each filed a Second Consolidated Amended Complaint on December 18, 2020, which all Defendants jointly moved to dismiss on January 22, 2021. On June 14, 2021, the Court ordered both cases dismissed with prejudice. Should Plaintiffs pursue an appeal, we intend to vigorously defend this matter. We are currently unable to estimate any potential losses.
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
Effective the first quarter of Fiscal 2020 (April 28, 2019), we adopted ASC 842, which requires us to recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all fixed lease arrangements (excluding variable obligations) with a term greater than twelve months. For additional information on lease expense and minimum fixed lease obligations, excluding variable commissions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Leases.
The expense related to our college and university contracts for physical bookstores, including rent expense, and other facility costs in the consolidated statements of operations for periods prior to adoption of ASC 842 in Fiscal 2020 are as follows:

52 weeks ended April 27, 2019
Minimum contract expense	$169,131
Percentage contract expense	73,368
Total expense	$242,499
Purchase obligations, which includes information technology contracts and inventory purchase commitments, as of May 1, 2021 are as follows:

Less Than 1 Year	$14,756
1-3 Years	10,994
3-5 Years	538
Total	$26,288

Index to Form 10-K Index to FS
Schedule II—Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts
(In thousands)
For the 52 weeks ended May 1, 2021, 53 weeks ended May 2, 2020, and 52 weeks ended April 27, 2019:

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
May 1, 2021	$1,986	$4,600	$(2,992)	$3,594
May 2, 2020	$2,135	$1,710	$(1,859)	$1,986
April 27, 2019	$2,083	$2,670	$(2,618)	$2,135

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
May 1, 2021	$5,063	$145,595	$(147,327)	$3,331
May 2, 2020	$5,282	$186,305	$(186,524)	$5,063
April 27, 2019	$5,229	$197,799	$(197,746)	$5,282
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 1, 2021.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 91.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 91 of this report on Form 10-K for the year ended May 1, 2021.
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

Index to Form 10-K Index to FS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc. and subsidiaries’ internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Barnes & Noble Education, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 1, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 1, 2021 and May 2, 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended May 1, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 30, 2021 expressed an unqualified opinion thereon.
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
June 30, 2021

Index to Form 10-K Index to FS
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended May 1, 2021 (the “Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of May 1, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,132,417	$2.20	702,461
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,132,417	$2.20	702,461
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended May 1, 2021, May 2, 2020, and April 27, 2019
Consolidated Balance Sheets as of May 1, 2021 and May 2, 2020
Consolidated Statements of Cash Flows for the years ended May 1, 2021, May 2, 2020, and April 27, 2019
Consolidated Statements of Equity for the years ended May 1, 2021, May 2, 2020, and April 27, 2019
Notes to Consolidated Financial Statements, for the years ended May 1, 2021, May 2, 2020, and April 27, 2019
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended May 1, 2021, May 2, 2020, and April 27, 2019
2.Financial Statement Schedules of Barnes & Noble Education, Inc.:
Included in Part II of this report: Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.
3.Exhibits:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

Index to Form 10-K Index to FS

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

10.4
Third Amendment and Waiver to Credit Agreement and First Amendment to Security Agreement, dated as of March 31, 2021, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on April 5, 2021, and incorporated herein by reference.

10.5
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.6	Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.7	Barnes & Noble Education, Inc. Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

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

10.10	Barnes & Noble Education, Inc. Form of Performance Share Award Agreement, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on September 8, 2016, and incorporated herein by reference.

10.11	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.7 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.12	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.13	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.8 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.14	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.15	Barnes & Noble Education, Inc. Form of Phantom Share Units Award Agreement.

10.16	Barnes & Noble Education, Inc. Form of Non-Qualified Stock Options Award Agreement.

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

10.19
Amendment to Employment Agreement, dated September 24, 2020, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on September 29, 2020, and incorporated herein by reference.

10.20
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Kanuj Malhotra, filed as Exhibit 10.23 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.21
Resignation Letter, dated November 9, 2020, between Barnes & Noble Education, Inc. and Kanuj Malhotra, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on November 12, 2020, and incorporated herein by reference.

10.22
Retention Letter, dated February 28, 2019, between Barnes & Noble Education, Inc. and Michael C. Miller, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on March 5, 2019, and incorporated herein by reference.

10.23
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller, filed as Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

Index to Form 10-K Index to FS

10.24
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue, filed as Exhibit 10.26 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.25	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.26
Cooperation Agreement, dated July 20, 2020, by and among Barnes & Noble Education, Inc. and Outerbridge Capital Management, LLC and certain of its affiliates signatory thereto, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 21, 2020, and incorporated herein by reference.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 30, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2021
Michael P. Huseby

/s/ Thomas D. Donohue	Chief Financial Officer (Principal Financial Officer)	June 30, 2021
Thomas D. Donohue

/s/ Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	June 30, 2021
Seema C. Paul

/s/ Emily C. Chiu	Director	June 30, 2021
Emily C. Chiu

/s/ Daniel A. DeMatteo	Director	June 30, 2021
Daniel A. DeMatteo

/s/ David G. Golden	Director	June 30, 2021
David G. Golden

/s/ Zachary D. Levenick	Director	June 30, 2021
Zachary D. Levenick

/s/ Lowell W. Robinson	Director	June 30, 2021
Lowell W. Robinson

/s/ John R. Ryan	Director	June 30, 2021
John R. Ryan

/s/ Jerry Sue Thornton	Director	June 30, 2021
Jerry Sue Thornton

/s/ David A. Wilson	Director	June 30, 2021
David A. Wilson