Form 10-Q
period 2021-07-31
Barnes & Noble Education, Inc.
filed 2021-09-02
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 27, 2021, 51,587,330 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 31, 2021

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 31, 2021	August 1, 2020
Sales:
Product sales and other	$227,770	$193,210
Rental income	13,024	10,804
Total sales	240,794	204,014
Cost of sales:
Product and other cost of sales	174,161	165,765
Rental cost of sales	6,604	7,387
Total cost of sales	180,765	173,152
Gross profit	60,029	30,862
Selling and administrative expenses	86,235	70,043
Depreciation and amortization expense	12,624	14,063
Restructuring and other charges	2,623	5,671
Operating loss	(41,453)	(58,915)
Interest expense, net	2,494	2,653
Loss before income taxes	(43,947)	(61,568)
Income tax expense (benefit)	399	(14,916)
Net loss	$(44,346)	$(46,652)

Loss per share of common stock:
Basic	$(0.86)	$(0.96)
Diluted	$(0.86)	$(0.96)
Weighted average shares of common stock outstanding:
Basic	51,474	48,411
Diluted	51,474	48,411
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 31, 2021	August 1, 2020	May 1, 2021
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,649	$7,471	$8,024
Receivables, net	118,254	107,522	121,072
Merchandise inventories, net	472,461	575,246	281,112
Textbook rental inventories	6,657	16,482	28,692
Prepaid expenses and other current assets	64,724	22,415	61,933
Total current assets	669,745	729,136	500,833
Property and equipment, net	91,080	94,102	89,172
Operating lease right-of-use assets	289,102	320,287	240,456
Intangible assets, net	146,035	170,466	150,904
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	23,248	8,459	23,248
Other noncurrent assets	27,405	33,646	29,105
Total assets	$1,251,315	$1,360,796	$1,038,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$331,055	$291,496	$137,578
Accrued liabilities	92,061	75,084	92,871
Current operating lease liabilities	135,937	131,525	92,513
Short-term borrowings	50,000	—	50,000
Total current liabilities	609,053	498,105	372,962
Long-term operating lease liabilities	179,540	209,867	184,780
Other long-term liabilities	52,427	45,986	52,042
Long-term borrowings	153,700	234,560	127,600
Total liabilities	994,720	988,518	737,384
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 53,665, 52,654 and 53,327 shares, respectively; outstanding, 51,587, 48,633 and 51,379 shares, respectively	536	526	533
Additional paid-in capital	735,376	734,474	734,257
Accumulated deficit	(458,960)	(329,479)	(414,614)
Treasury stock, at cost	(20,357)	(33,243)	(19,142)
Total stockholders' equity	256,595	372,278	301,034
Total liabilities and stockholders' equity	$1,251,315	$1,360,796	$1,038,418
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net loss	$(44,346)	$(46,652)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	12,624	14,063
Content amortization expense	1,275	1,164
Amortization of deferred financing costs	362	270
Merchandise inventory loss	434	—
Deferred taxes	—	(654)
Stock-based compensation expense	1,122	1,521
Changes in other long-term assets and liabilities, net	1,814	1,424
Changes in operating lease right-of-use assets and liabilities	(10,464)	(6,770)
Changes in other operating assets and liabilities, net	19,717	(17,515)
Net cash flows used in operating activities	(17,462)	(53,149)
Cash flows from investing activities:
Purchases of property and equipment	(11,370)	(7,055)
Net change in other noncurrent assets	350	(85)
Net cash flows used in investing activities	(11,020)	(7,140)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	71,720	186,700
Repayments of borrowings under Credit Agreement	(45,620)	(126,840)
Purchase of treasury shares	(1,215)	(342)
Net cash flows provided by financing activities	24,885	59,518
Net decrease in cash, cash equivalents and restricted cash	(3,597)	(771)
Cash, cash equivalents and restricted cash at beginning of period	16,814	9,008
Cash, cash equivalents and restricted cash at end of period	$13,217	$8,237
Changes in other operating assets and liabilities, net:
Receivables, net	$2,818	$(16,671)
Merchandise inventories	(191,783)	(146,307)
Textbook rental inventories	22,035	24,228
Prepaid expenses and other current assets	(6,012)	(6,238)
Accounts payable and accrued liabilities	192,659	127,473
Changes in other operating assets and liabilities, net	$19,717	$(17,515)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			1,521				1,521
Vested equity awards	514	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					179	(342)	(342)
Net loss				(46,652)			(46,652)
Balance August 1, 2020	52,654	$526	$734,474	$(329,479)	4,021	$(33,243)	$372,278

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 1, 2021	53,327	$533	$734,257	$(414,614)	1,948	$(19,142)	$301,034
Stock-based compensation expense			1,122				1,122
Vested equity awards	338	3	(3)				—
Shares repurchased for tax withholdings for vested stock awards					130	(1,215)	(1,215)
Net loss				(44,346)			(44,346)
Balance July 31, 2021	53,665	$536	$735,376	$(458,960)	2,078	$(20,357)	$256,595
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019 (Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,429 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our recent merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”), increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the “FLC Partnership”. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
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
We have three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Partnership with Fanatics and FLC
In December 2020, we entered into the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with FLC, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores.
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC, which was finalized during the first quarter of Fiscal 2022. As contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products during the first quarter of Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories and Note 6. Equity and Earnings Per Share in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
COVID-19 Business Impact
Since the fourth quarter of Fiscal 2020, our business has been significantly negatively impacted by the COVID-19 pandemic, resulting in an unprecedented material decline in revenue. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools currently expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine when our operations can begin returning to normal levels of business. Please see our Part II - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 31, 2021 are not indicative of the results expected for the 52 weeks ending April 30, 2022 (Fiscal 2022).
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
For the 13 weeks ended July 31, 2021 and August 1, 2020
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
As contemplated by the FLC Partnership merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the first quarter of Fiscal 2022. During the 13 weeks ended July 31, 2021, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold for the Retail Segment.
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
Leases
We recognize lease assets and lease liabilities on the condensed consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification ("ASC") Topic 842, Leases. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. For additional information, see Note 8. Leases.
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue is derived from the sale of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Note 3. Revenue.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
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
For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis. Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, logo and emblematic general merchandise sales were fulfilled by FLC. During the first quarter of Fiscal 2022, as contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis in the prior year.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Evaluation of Goodwill and Other Long-Lived Assets
As of July 31, 2021, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2021. The fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of July 31, 2021, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $91,080, $289,102, $146,035, and $27,405, respectively, on our condensed consolidated balance sheet.
Our business has been significantly negatively impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning models and on-campus activities. We believe many of the negative trends impacting our results, such as fewer students returning to campus and fewer restrictions for athletic conferences, will be marginally reversed in the upcoming Fall semester. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools currently expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. We believe indicators of impairment do not exist and the carrying amount of our long-lived assets and property and equipment are recoverable and the fair value of the DSS reporting unit continues to exceed the carrying value of the reporting unit resulting in no goodwill impairment during the quarter. We will continue to evaluate our other long-lived assets for indicators of impairment.
Income Taxes
As of July 31, 2021, other long-term liabilities includes $25,335 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $745 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Note 3. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services. See Note 2. Summary of Significant Accounting Policies for additional information related to our revenue recognition policies and Note 4. Segment Reporting for a description of each segment's product and service offerings.
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended
	July 31, 2021	August 1, 2020
Retail
Product Sales (a)	$189,058	$141,826
Rental Income	13,024	10,804
Service and Other Revenue (b)	8,387	6,146
Retail Total Sales	$210,469	$158,776
Wholesale Sales	$44,484	$80,294
DSS Sales (c)	$8,303	$5,872
Eliminations (d)	$(22,462)	$(40,928)
Total Sales	$240,794	$204,014
(a)Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, logo and emblematic general merchandise sales were fulfilled by FLC. During the first quarter of Fiscal 2022, as contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis in the prior year.
(b)Service and other revenue primarily relates to brand partnerships and other service revenues.
(c)DSS sales primarily relate to direct-to-student subscription-based revenue.
(d)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of July 31, 2021, August 1, 2020 and May 1, 2021 on our condensed consolidated balance sheets.
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
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the e-commerce and merchandising contracts for Fanatics and FLC, respectively.
Deferred revenue of $16,028, $16,270, and $13,469 is recorded in accrued liabilities and $4,561, $0, and $4,670 is recorded in other long-term liabilities on our condensed consolidated balance sheets for the periods ended July 31, 2021,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

August 1, 2020 and May 1, 2021, respectively. As of July 31, 2021, we expect to recognize $16,028 of the deferred revenue balance within the next 12 months. The following table presents changes in contract liabilities:

	13 weeks ended
	July 31, 2021	August 1, 2020
Deferred revenue at the beginning of period	$18,139	$13,373
Additions to deferred revenue during the period	21,857	21,411
Reductions to deferred revenue for revenue recognized during the period	(19,407)	(18,514)
Deferred revenue balance at the end of period	$20,589	$16,270
Note 4. Segment Reporting
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Retail
The Retail Segment operates 1,429 college, university, and K-12 school bookstores, comprised of 784 physical bookstores and 645 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,200 physical bookstores (including our Retail Segment's 784 physical bookstores) and sources and distributes new and used textbooks to our 645 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Our international operations are not material and the majority of the revenue and total assets are within the United States.
Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 31, 2021	August 1, 2020
Sales:
Retail	$210,469	$158,776
Wholesale	44,484	80,294
DSS	8,303	5,872
Elimination	(22,462)	(40,928)
Total Sales	$240,794	$204,014

Gross Profit
Retail (a)	$48,143	$16,135
Wholesale	10,405	16,757
DSS	7,030	4,746
Elimination	(5,549)	(6,776)
Total Gross Profit	$60,029	$30,862

Depreciation and Amortization
Retail	$9,407	$10,570
Wholesale	1,300	1,295
DSS	1,899	2,165
Corporate Services	18	33
Total Depreciation and Amortization	$12,624	$14,063

Operating Loss
Retail	$(31,356)	$(54,816)
Wholesale	5,114	11,671
DSS	(1,316)	(1,455)
Corporate Services	(8,358)	(7,552)
Elimination	(5,537)	(6,763)
Total Operating Loss	$(41,453)	$(58,915)

	13 weeks ended
Reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:	July 31, 2021	August 1, 2020
Total Operating Loss	$(41,453)	$(58,915)
Interest Expense, net	2,494	2,653
Loss Before Income Taxes	$(43,947)	$(61,568)

(a)    For the 13 weeks ended July 13, 2021, gross margin includes a merchandise inventory loss of $434 in the Retail Segment. See Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 31, 2021, we did not repurchase shares of our Common Stock under the program and as of July 31, 2021, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended July 31, 2021, we repurchased 130,135 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended July 31, 2021 and August 2, 2020, average shares of 3,665,606 and 2,665,779 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended
(shares in thousands)	July 31, 2021	August 1, 2020
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(44,346)	$(46,652)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	51,474	48,411

Loss per share of Common Stock:
Basic	$(0.86)	$(0.96)
Diluted	$(0.86)	$(0.96)

Note 6. Fair Value Measurements
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of July 31, 2021, we recorded a liability of $6,317 (Level 2 input) which is reflected in accrued liabilities ($4,173) and other long-term liabilities ($2,144) on the condensed consolidated balance sheet.
Note 7. Credit Facility
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
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
During the 13 weeks ended July 31, 2021, we borrowed $71,720 and repaid $45,620 under the Credit Agreement, with $203,700 of outstanding borrowings as of July 31, 2021, comprised of $153,700 and $50,000 under the Credit Facility and FILO Facility, respectively. During the 13 weeks ended August 1, 2020, we borrowed $186,700 and repaid $126,840 under the Credit Agreement, with $234,560 of outstanding borrowings as of August 1, 2020, comprised entirely of borrowings under the Credit Facility. As of both July 31, 2021 and August 1, 2020, we have issued $4,759 in letters of credit under the Credit Facility.
Note 8. Leases
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
The following table summarizes lease expense:

	13 weeks ended
	July 31, 2021	August 1, 2020
Variable lease expense	$11,702	$7,407
Operating lease expense	16,373	9,796
Net lease expense	$28,075	$17,203
The increase in lease expense is primarily due to higher sales for contracts based on a percentage of revenue during the 13 weeks ended July 31, 2021 and the impact of the timing and reduction of minimum contractual guarantees due to temporary store closings due to the COVID pandemic during the 13 weeks ended August 1, 2020.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of July 31, 2021:

As of
July 31, 2021
Remainder of Fiscal 2022	$128,412
Fiscal 2023	49,419
Fiscal 2024	42,392
Fiscal 2025	37,372
Fiscal 2026	28,146
Thereafter	72,676
Total lease payments	358,417
Less: imputed interest	(42,940)
Operating lease liabilities at period end	$315,477
Future lease payment obligations related to leases that were entered into, but did not commence as of July 31, 2021, were not material.
The following summarizes additional information related to our operating leases:

	As of
	July 31, 2021	August 1, 2020
Weighted average remaining lease term (in years)	5.1 years	5.4 years
Weighted average discount rate	4.3%	4.4%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$27,378	$16,676
ROU assets obtained in exchange for lease liabilities from initial recognition	$67,106	$89,167

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Note 9. Supplementary Information
Restructuring and other charges
During the 13 weeks ended July 31, 2021, we recognized restructuring and other charges totaling $2,623 comprised primarily of $1,550 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($2,369 is included in accrued liabilities in the consolidated balance sheet as of July 31, 2021), $983 for professional service costs related to restructuring, process improvements, costs related to development and integration associated with the FLC Partnership, and shareholder activist activities, and $91 related to liabilities for a facility closure.
During the 13 ended August 1, 2020, we recognized restructuring and other charges totaling $5,671 comprised of $3,396 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($10,562 is included in accrued liabilities in the consolidated balance sheet as of August 1, 2020), and $2,103 for professional service costs related to restructuring, process improvements, and shareholder activities, and $172 related to liability for a facility closure.
Note 10. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $44 and $73 during the 13 weeks ended July 31, 2021 and August 1, 2020, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 11. Long-Term Incentive Plan Compensation Expense
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
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended
	July 31, 2021	August 1, 2020
Stock-based awards
Restricted stock expense	$88	$30
Restricted stock units expense	730	1,359
Performance share units expense	34	132
Stock option expense	270	—
Sub-total stock-based awards:	$1,122	$1,521
Cash settled awards
Phantom share units expense	$2,472	$—
Total compensation expense for long-term incentive awards	$3,594	$1,521

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 31, 2021 and August 1, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended July 31, 2021, no awards were granted under the Equity Incentive Plan. Total unrecognized compensation cost related to unvested awards as of July 31, 2021 was $8,415 and is expected to be recognized over a weighted-average period of 2.2 years.
Note 12. Income Taxes
We recorded an income tax expense of $399 on a pre-tax loss of $(43,947) during the 13 weeks ended July 31, 2021, which represented an effective income tax rate of (0.9)% and income tax benefit of $(14,916) on a pre-tax loss of $(61,568) during the 13 weeks ended August 1, 2020, which represented an effective income tax rate of 24.2%.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 31, 2021, we determined that it was more likely than not that we would not realize certain deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
The effective tax rate for the 13 weeks ended July 31, 2021 is lower as compared to the prior year comparable period due to the assessment of the realization of deferred tax assets.
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
Between January 22, 2020 and June 15, 2020, thirteen purported class action complaints were filed against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association, by retailers of collegiate course materials or current or former college students. Although the specific allegations vary, the plaintiffs generally claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. On June 14, 2021, the Court granted defendants' motion to dismiss both cases dismissed with prejudice. Neither Plaintiff group sought to appeal those decisions. The orders dismissing the cases are now final and the matter has concluded.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,429 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our recent merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”), increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We expect general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
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
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Wolfram|Alpha Agreement
During the first quarter of Fiscal 2022, we launched Math Solver, a new bartleby® product feature that is powered by Wolfram|Alpha best-in-class computation engine. Math Solver allows students to access an interactive digital calculator that provides real-time, step-by-step explanations for even the most advanced math problems in subjects such as Algebra, Pre-Calc, Calculus.
Partnership with Fanatics and FLC
In December 2020, we entered into the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with FLC, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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

In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC, which was finalized during the first quarter of Fiscal 2022. As contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products during the first quarter of Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis in the prior year. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
COVID-19 Business Impact
Our business experienced an unprecedented and significant negative impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our Fiscal 2020 fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine when our operations can begin returning to normal levels of business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. For additional information, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Segments
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Retail Segment
The Retail Segment operates 1,429 college, university, and K-12 school bookstores, comprised of 784 physical bookstores and 645 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,200 physical bookstores (including our Retail Segment's 784 physical bookstores) and sources and distributes new and used textbooks to our 645 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.

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

•Increasing Costs Associated with Defending Against Security Breaches and Other Data Loss, Including Cyber-Attacks. We are increasingly dependent upon information technology systems, infrastructure and data. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We continue to invest in data protection and information technology to prevent or minimize these risks and, to date, we have not experienced any material service interruptions and are not aware of any material breaches.
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
For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended May 1, 2021.
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
Results of Operations - Summary

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Sales:
Product sales and other	$227,770	$193,210
Rental income	13,024	10,804
Total sales	$240,794	$204,014

Net loss	$(44,346)	$(46,652)

Adjusted Earnings (non-GAAP) (a)	$(40,014)	$(41,716)

Adjusted EBITDA (non-GAAP) (a)
Retail	$(19,622)	$(40,640)
Wholesale	6,414	12,966
DSS	1,692	1,664
Corporate Services	(7,444)	(5,244)
Elimination	(5,537)	(6,763)
Total Adjusted EBITDA (non-GAAP)	$(24,497)	$(38,017)

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	July 31, 2021	August 1, 2020
Sales:
Product sales and other	94.6%	94.7%
Rental income	5.4	5.3
Total sales	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	76.5	85.8
Rental cost of sales (a)	50.7	68.4
Total cost of sales	75.1	84.9
Gross margin	24.9	15.1
Selling and administrative expenses	35.8	34.3
Depreciation and amortization expense	5.2	6.9
Restructuring and other charges	1.1	2.8
Operating loss	(17.2)%	(28.9)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 weeks ended July 31, 2021 compared with the 13 weeks ended August 1, 2020

	13 weeks ended, July 31, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$197,445	$44,484	$8,303	$—	$(22,462)	$227,770
Rental income	13,024	—	—	—	—	13,024
Total sales	210,469	44,484	8,303	—	(22,462)	240,794
Cost of sales:
Product and other cost of sales	155,722	34,079	1,273	—	(16,913)	174,161
Rental cost of sales	6,604	—	—	—	—	6,604
Total cost of sales	162,326	34,079	1,273	—	(16,913)	180,765
Gross profit	48,143	10,405	7,030	—	(5,549)	60,029
Selling and administrative expenses	68,365	3,991	6,447	7,444	(12)	86,235
Depreciation and amortization expense	9,407	1,300	1,899	18	—	12,624
Sub-Total:	$(29,629)	$5,114	$(1,316)	$(7,462)	$(5,537)	(38,830)
Restructuring and other charges						2,623
Operating loss						$(41,453)

	13 weeks ended, August 1, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$147,972	$80,294	$5,872	$—	$(40,928)	$193,210
Rental income	10,804	—	—	—	—	10,804
Total sales	158,776	80,294	5,872	—	(40,928)	204,014
Cost of sales:
Product and other cost of sales	135,254	63,537	1,126	—	(34,152)	165,765
Rental cost of sales	7,387	—	—	—	—	7,387
Total cost of sales	142,641	63,537	1,126	—	(34,152)	173,152
Gross profit	16,135	16,757	4,746	—	(6,776)	30,862
Selling and administrative expenses	56,985	3,791	4,036	5,244	(13)	70,043
Depreciation and amortization expense	10,570	1,295	2,165	33	—	14,063
Sub-Total:	$(51,420)	$11,671	$(1,455)	$(5,277)	$(6,763)	(53,244)
Restructuring and other charges						5,671
Operating loss						$(58,915)

Sales
The following table summarizes our sales for the 13 weeks ended July 31, 2021 and August 1, 2020:

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020	%
Product sales and other	$227,770	$193,210	17.9%
Rental income	13,024	10,804	20.5%
Total Sales	$240,794	$204,014	18.0%

Sales increased by $36.8 million, or 18.0%, to $240.8 million during the 13 weeks ended July 31, 2021 from $204.0 million during the 13 weeks ended August 1, 2020. The sales increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. The first quarter is typically a low revenue quarter, consisting primarily of summer courses.
The components of the variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 31, 2021	August 1, 2020
Retail Sales
New stores	$10.3	$7.9
Closed stores	(4.5)	(5.1)
Comparable stores (a)	44.6	(106.6)
Textbook rental deferral	0.2	(6.4)
Service revenue (b)	2.3	(4.7)
Other (c)	(1.2)	(1.0)
Retail sales subtotal:	$51.7	$(115.9)
Wholesale Sales	$(35.8)	$8.0
DSS Sales	$2.4	$0.5
Eliminations (d)	$18.5	$(8.2)
Total sales variance:	$36.8	$(115.6)
(a)    Effective April 2021, as contemplated by the FLC Partnership's merchandising agreement, logo and emblematic general merchandise sales were fulfilled by FLC. During the first quarter of Fiscal 2022, as contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis in the prior year period. For Comparable Store Sales details, see below.
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
Retail
Retail sales increased by $51.7 million, or 32.6%, to $210.5 million during the 13 weeks ended July 31, 2021 from $158.8 million during the 13 weeks ended August 1, 2020. Retail added 53 new stores and closed 41 stores (not including temporary store closings due to COVID-19) during the 13 weeks ended July 31, 2021, ending the period with a total of 1,429 stores.

	13 weeks ended
	July 31, 2021		August 1, 2020
Number of Stores:	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	769	648	772	647
Opened	30	23	24	40
Closed	15	26	24	17
Number of stores at end of period	784	645	772	670

Product and other sales for Retail for the 13 weeks ended July 31, 2021 increased by $49.5 million, or 33.5% to $197.5 million from $148.0 million during the 13 weeks ended August 1, 2020. The sales increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by the temporary store closings due to the COVID-19 pandemic in the prior year, as well as the impact of fewer students returning to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities. While many big-conferences resumed their sport activities, fan attendance at the games was either eliminated or severely restricted, which further impacted the company’s general merchandise business. Additionally, sales were impacted by overall enrollment declines in higher education. First Day (our inclusive access program), digital and eTextbook revenue increased, due to a shift to lower cost options and more affordable solutions, including digital offerings. First Day sales increased approximately 200% compared to the prior year period.
To supplement the Total Sales table presented above in accordance with generally accepted accounting principles (“GAAP”), the Company uses the non-GAAP financial measure of Retail Gross Comparable Store Sales. Retail Gross Comparable Store Sales (non-GAAP) includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from closed stores for all periods presented. As contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the prior year period. For Retail Gross Comparable Store Sales (non-GAAP), sales for logo and emblematic general merchandise fulfilled by FLC, Fanatics and digital agency sales are included on a gross basis. We believe the current Retail Gross Comparable Store Sales (non-GAAP) calculation method reflects the manner in which management views comparable sales, as well as the seasonal nature of our business. Retail Gross Comparable Store Sales (non-GAAP) variances for Retail by category for the 13 week periods are as follows:

Retail Gross Comparable Store Sales (non-GAAP) variances	13 weeks ended
Dollars in millions	July 31, 2021		August 1, 2020
Textbooks (Course Materials)	$23.1	21.9%	$(11.3)	(10.1)%
General Merchandise	48.6	118.4%	(87.6)	(68.3)%
Trade Books	1.9	151.1%	(7.7)	(85.2)%
Total Retail Gross Comparable Store Sales (non-GAAP)	$73.6	49.8%	$(106.6)	(42.8)%
Rental income for Retail for the 13 weeks ended July 31, 2021 increased by $2.2 million, or 20.5% to $13.0 million from $10.8 million during the 13 weeks ended August 1, 2020. Rental income is impacted by comparable store sales, new store openings and store closings. The increase in rental income is primarily due to increased rental activity due to the temporary store closings due COVID-19 pandemic in the prior year discussed above.
Wholesale
Wholesale sales decreased by $35.8 million, or 44.6% to $44.5 million during the 13 weeks ended July 31, 2021 from $80.3 million during the 13 weeks ended August 1, 2020. The decrease is primarily due to decreased gross sales impacted by the COVID-19 pandemic, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by a lower returns and allowances. During the prior year period, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures, whereas the sales shifted back to the physical bookstores in the current period.
DSS
DSS total sales increased by $2.4 million, or 41.4% to $8.3 million during the 13 weeks ended July 31, 2021 from $5.9 million during the 13 weeks ended August 1, 2020. Sales increased primarily due to an increase in subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 75.1% during the 13 weeks ended July 31, 2021 compared to 84.9% during the 13 weeks ended August 1, 2020. Our gross margin increased by $29.2 million, or 94.5%, to $60.0 million, or 24.9% of sales, during the 13 weeks ended July 31, 2021 from $30.9 million, or 15.1% of sales during the 13 weeks ended August 1, 2020.
During the 13 weeks ended July 31, 2021, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment discussed below. Excluding the merchandise inventory loss, cost of goods sold and gross margin was 74.9% and 25.1%, respectively, of sales during the 13 weeks ended July 31, 2021 compared to 84.9% and 15.1%, respectively, of sales during the 13 weeks ended August 1, 2020. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.

Retail
The following table summarizes the Retail cost of sales for the 13 weeks ended July 31, 2021 and August 1, 2020:

	13 weeks ended
Dollars in thousands	July 31, 2021	% of Related Sales	August 1, 2020	% of Related Sales
Product and other cost of sales	$155,722	78.9%	$135,254	91.4%
Rental cost of sales	6,604	50.7%	7,387	68.4%
Total Cost of Sales	$162,326	77.1%	$142,641	89.8%
The following table summarizes the Retail gross margin for the 13 weeks ended July 31, 2021 and August 1, 2020:

	13 weeks ended
Dollars in thousands	July 31, 2021	% of Related Sales	August 1, 2020	% of Related Sales
Product and other gross margin	$41,723	21.1%	$12,718	8.6%
Rental gross margin	6,420	49.3%	3,417	31.6%
Gross Margin	$48,143	22.9%	$16,135	10.2%
For the 13 weeks ended July 31, 2021, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (1,250 basis points), driven primarily by higher margin rates (1,215 basis points) due to lower inventory reserves and lower markdowns and a favorable sales mix (160 basis points) due to higher general merchandise sales, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (90 basis points) resulting from contract renewals and new store contracts, and an inventory merchandise loss of $0.4 million (30 basis points) related to the final sale of our logo and emblematic general merchandise inventory below cost to FLC.
•Rental gross margin increased (1,765 basis points), driven primarily by lower contract costs as a percentage of sales related to our college and university contracts (1,215 basis points) and higher rental margin rates (690 basis points), partially offset by an unfavorable rental mix (140 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $34.1 million, or 76.6% of sales, and $10.4 million, or 23.4% of sales, respectively, during the 13 weeks ended July 31, 2021. The cost of sales and gross margin for Wholesale was $63.5 million or 79.1% of sales and $16.8 million or 20.9% of sales, respectively, during the 13 weeks ended August 1, 2020.
The gross margin rate increased during the 13 weeks ended July 31, 2021 primarily due to lower markdowns and a favorable sales mix, partially offset by the unfavorable impact of returns and allowances.
DSS
The gross margin for the DSS segment was $7.0 million, or 84.7% of sales, during the 13 weeks ended July 31, 2021 and $4.7 million, or 80.8% of sales, during the 13 weeks ended August 1, 2020. The high gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 13 weeks ended July 31, 2021 and August 1, 2020, our sales eliminations were $(22.5) million and $(40.9) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended July 31, 2021 and August 1, 2020, the cost of sales eliminations were $(16.9) million and $(34.2) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.

During the 13 weeks ended July 31, 2021 and August 1, 2020, the gross margin eliminations were $(5.5) million and $(6.8) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 31, 2021	% of Sales	August 1, 2020	% of Sales
Total Selling and Administrative Expenses	$86,235	35.8%	$70,043	34.3%
During the 13 weeks ended July 31, 2021, selling and administrative expenses increased by $16.2 million, or 23.1%, to $86.2 million from $70.0 million during the 13 weeks ended August 1, 2020. The variances by segment are as follows:
Retail
During the 13 weeks ended July 31, 2021, Retail selling and administrative expenses increased by $11.4 million, or 20.0%, to $68.4 million from $57.0 million during the 13 weeks ended August 1, 2020. This increase was primarily due to a $12.1 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, partially offset by a $0.8 million decrease in corporate payroll, infrastructure and product development costs. The payroll increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
Wholesale
Wholesale selling and administrative expenses increased by $0.2 million, or 5.3%, to $4.0 million from $3.8 million during the 13 weeks ended August 1, 2020. The increase in selling and administrative expenses was primarily driven by higher compensation-related expense and higher operating expenses.
DSS
During the 13 weeks ended July 31, 2021, DSS selling and administrative expenses increased by $2.4 million, or 59.7%, to $6.4 million from $4.0 million during the 13 weeks ended August 1, 2020. The increase in costs was primarily driven by higher operating costs invested in the business to continue to increase sales.
Corporate Services
During the 13 weeks ended July 31, 2021, Corporate Services' selling and administrative expenses increased by $2.2 million, or 42.0%, to $7.4 million from $5.2 million during the 13 weeks ended August 1, 2020. The increase was primarily due to higher compensation-related expense and higher operating expenses.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 31, 2021	% of Sales	August 1, 2020	% of Sales
Total Depreciation and Amortization Expense	$12,624	5.2%	$14,063	6.9%
Depreciation and amortization expense decreased by $1.4 million, or 10.2%, to $12.6 million during the 13 weeks ended July 31, 2021 from $14.1 million during the 13 weeks ended August 1, 2020. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during the third quarter of Fiscal 2021.
Restructuring and other charges
During the 13 weeks ended July 31, 2021, we recognized restructuring and other charges totaling $2.6 million comprised primarily of $1.5 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($2.4 million is included in accrued liabilities in the consolidated balance sheet as of July 31, 2021), $1.0 million for professional service costs related to restructuring, process improvements, costs related to development and integration associated with the FLC Partnership, and shareholder activist activities, and $0.1 million related to liabilities for a facility closure.
During the 13 ended August 1, 2020, we recognized restructuring and other charges totaling $5.7 million comprised of $3.4 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($10.6 million is included in accrued liabilities in the consolidated balance sheet as of August 1, 2020), and $2.1 million for professional service costs related to restructuring, process improvements, and shareholder activities, and $0.2 million related to liability for a facility closure.

Operating Loss

	13 weeks ended
Dollars in thousands	July 31, 2021	% of Sales	August 1, 2020	% of Sales
Total Operating Loss	$(41,453)	(17.2)%	$(58,915)	(28.9)%
Our operating loss was $(41.5) million during the 13 weeks ended July 31, 2021, compared to an operating loss of $(58.9) million during the 13 weeks ended August 1, 2020. The decrease in operating loss is due to the matters discussed above. For the 13 weeks ended July 31, 2021, excluding the $0.4 million of merchandise inventory loss and the $2.6 million of restructuring and other charges, discussed above, operating loss was $(38.4) million (or (15.9)% of sales). For the 13 weeks ended August 1, 2020, excluding the $5.7 million of restructuring and other charges, discussed above, operating loss was $(53.2) million (or (26.1)% of sales).
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Interest Expense, Net	$2,494	$2,653
Net interest expense decreased by $0.2 million, or 6.0%, to $2.5 million during the 13 weeks ended July 31, 2021 from $2.7 million during the 13 weeks ended August 1, 2020. The decrease was primarily due to lower borrowings compared to the prior year.
Income Tax Expense (Benefit)

	13 weeks ended
Dollars in thousands	July 31, 2021	Effective Rate	August 1, 2020	Effective Rate
Income Tax Expense (Benefit)	$399	(0.9)%	$(14,916)	24.2%
We recorded an income tax expense of $0.4 million on a pre-tax loss of $(43.9) million during the 13 weeks ended July 31, 2021, which represented an effective income tax rate of (0.9)% and we recorded an income tax benefit of $(14.9) million on a pre-tax loss of $(61.6) million during the 13 weeks ended August 1, 2020, which represented an effective income tax rate of 24.2%. The effective tax rate for the 13 weeks ended July 31, 2021 is lower as compared to the comparable prior year due to the assessment of the realization of deferred tax assets.
Net Loss

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Net loss	$(44,346)	$(46,652)
As a result of the factors discussed above, net loss was $(44.3) million during the 13 weeks ended July 31, 2021, compared with net loss of $(46.7) million during the 13 weeks ended August 1, 2020. Adjusted Earnings (non-GAAP) is $(40.0) million during the 13 weeks ended July 31, 2021, compared with $(41.7) million during the 13 weeks ended August 1, 2020. See Adjusted Earnings (non-GAAP) discussion below.
Use of Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income adjusted for certain reconciling items that are subtracted from or added to net income. We define Adjusted EBITDA as net income plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income. We define Free Cash Flow as Adjusted EBITDA less capital expenditures, cash interest and cash taxes.
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-K, the reconciliation of Adjusted Earnings to net income and the reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Net loss	$(44,346)	$(46,652)
Reconciling items, after-tax (below)	4,332	4,936
Adjusted Earnings (non-GAAP)	$(40,014)	$(41,716)

Reconciling items, pre-tax
Merchandise inventory loss (a)	$434	$—
Content amortization (non-cash)	1,275	1,164
Restructuring and other charges (a)	2,623	5,671
Reconciling items, pre-tax	4,332	6,835
Less: Pro forma income tax impact (a)(b)	—	1,899
Reconciling items, after-tax	$4,332	$4,936
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.
Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Net loss	$(44,346)	$(46,652)
Add:
Depreciation and amortization expense	12,624	14,063
Interest expense, net	2,494	2,653
Income tax expense (benefit)	399	(14,916)
Merchandise inventory loss (a)	434	—
Content amortization (non-cash)	1,275	1,164
Restructuring and other charges (a)	2,623	5,671
Adjusted EBITDA (non-GAAP) (a)	$(24,497)	$(38,017)
(a)     See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 weeks ended July 31, 2021 and August 1, 2020.

Adjusted EBITDA - by Segment	13 weeks ended July 31, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$210,469	$44,484	$8,303	$—	$(22,462)	$240,794
Cost of sales (a)	161,726	34,079	164	—	(16,913)	179,056
Gross profit	48,743	10,405	8,139	—	(5,549)	$61,738
Selling and administrative expenses	68,365	3,991	6,447	7,444	(12)	86,235
Adjusted EBITDA (non-GAAP)	$(19,622)	$6,414	$1,692	$(7,444)	$(5,537)	$(24,497)

Adjusted EBITDA - by Segment	13 weeks ended August 1, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$158,776	$80,294	$5,872	$—	$(40,928)	$204,014
Cost of sales (a)	142,431	63,537	172	—	(34,152)	171,988
Gross profit	16,345	16,757	5,700	—	(6,776)	32,026
Selling and administrative expenses	56,985	3,791	4,036	5,244	(13)	70,043
Adjusted EBITDA (non-GAAP)	$(40,640)	$12,966	$1,664	$(5,244)	$(6,763)	$(38,017)
(a) For the 13 weeks ended July 31, 2021, gross margin excludes $0.2 million and $1.1 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively. For the 13 weeks ended July 31, 2021, gross margin also excludes a merchandise inventory loss of $0.4 million in the Retail Segment.
For the 13 weeks ended August 1, 2020, gross margin excludes $0.2 million and $1.0 million of amortization expense (non-cash) related to content development costs in the Retail Segment and DSS Segment, respectively.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
Free Cash Flow (non-GAAP)

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Adjusted EBITDA (non-GAAP)	$(24,497)	$(38,017)
Less:
Capital expenditures (a)	11,370	7,055
Cash interest	1,682	1,960
Cash taxes	254	5,937
Free Cash Flow (non-GAAP)	$(37,803)	$(52,969)
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

Capital Expenditures	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Physical store capital expenditures	$3,893	$3,137
Product and system development	3,624	2,325
Content development costs	2,847	1,076
Other	1,006	517
Total Capital Expenditures	$11,370	$7,055

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of July 31, 2021, we had $203.7 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
COVID-19 Business Impact
Our business experienced an unprecedented and significant negative impact as a result of COVID-19 related campus store closures. Beginning in March 2020, colleges and universities nationwide began to close their campuses in light of safety concerns and as a result of local and state issued stay-at-home orders. By mid-March, during our Fiscal 2020 fourth quarter, we closed the majority of our physical campus stores to protect the health and safety of our customers and employees.
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most schools currently expect to return to a traditional on-campus environment for learning in the upcoming Fall semester, as well as host traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine when our operations can begin returning to normal levels of business. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. For additional information, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	July 31, 2021	August 1, 2020
Cash, cash equivalents, and restricted cash at beginning of period	$16,814	$9,008
Net cash flows used in operating activities	(17,462)	(53,149)
Net cash flows used in investing activities	(11,020)	(7,140)
Net cash flows provided by financing activities	24,885	59,518
Cash, cash equivalents, and restricted cash at end of period	$13,217	$8,237
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

Cash flows used in operating activities during the 13 weeks ended July 31, 2021 were $(17.9) million compared to $(53.1) million during the 13 weeks ended August 1, 2020. This decrease in cash used in operating activities of $35.2 million was primarily due to higher earnings in the current year period compared to the prior year period, and changes in working capital. As discussed above, our operations were highly impacted by COVID-19 related campus store closures in the prior year period.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 13 weeks ended July 31, 2021 were $(11.0) million compared to $(7.1) million during the 13 weeks ended August 1, 2020. The increase in cash used in investing activities is primarily due to higher capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, renewing existing contracts and new store construction. Capital expenditures totaled $11.4 million and $7.1 million during the 13 weeks ended July 31, 2021 and August 1, 2020, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended July 31, 2021 were $24.9 million compared to $59.5 million during the 13 weeks ended August 1, 2020. This net change of $34.6 million is primarily due to lower net borrowings under the credit agreement.
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
During the 13 weeks ended July 31, 2021, we borrowed $71.7 million and repaid $45.6 million under the Credit Agreement, with $203.7 million of outstanding borrowings as of July 31, 2021, comprised of $153.7 million and $50.0 million under the Credit Facility and FILO Facility, respectively. During the 13 weeks ended August 1, 2020, we borrowed $186.7 million and repaid $126.8 million under the Credit Agreement, with $234.6 million of outstanding borrowings as of August 1, 2020, comprised entirely of outstanding borrowings under the Credit Facility. As of both July 31, 2021 and August 1, 2020, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Income Tax Implications on Liquidity
As of July 31, 2021, other long-term liabilities includes $25.3 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $0.7 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We expect to receive an aggregate refund of approximately $30.5 million.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 31, 2021, we did not repurchase any of our Common Stock under the stock repurchase program. As of July 31, 2021, approximately $26.7 million remains available under the stock repurchase program.

During the 13 weeks ended July 31, 2021, we repurchased 130,135 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Off-Balance Sheet Arrangements
As of July 31, 2021, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
Between January 22, 2020 and June 15, 2020, thirteen purported class action complaints were filed against the Company, along with several publishers, another collegiate bookstore retailer, and an industry association, by retailers of collegiate course materials or current or former college students. Although the specific allegations vary, the plaintiffs generally claim, on their own behalf and on behalf of the purported classes, that the Company and the other defendants violated Section 1 of the Sherman Act (15 U.S.C. § 1), Section 2 of the Sherman Act (15 U.S.C. § 2), Section 13(a) of the Robinson-Patman Act (15 U.S.C. §13(a)), and various state antitrust and unfair trade practices laws for alleged activities in connection with inclusive access and the sale of course materials to universities and their students. The United States Judicial Panel on Multidistrict Litigation consolidated these and other related cases in a consolidated proceeding before the Hon. Denise L. Cote of the United States District Court for the Southern District of New York. On June 14, 2021, the Court granted defendants' motion to dismiss both cases dismissed with prejudice. Neither Plaintiff group sought to appeal those decisions. The orders dismissing the cases are now final and the matter has concluded.
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 31, 2021 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of July 31, 2021 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 2, 2021 - May 29, 2021	—	$—	—	$26,669,324
May 30, 2021 - July 3, 2021	—	$—	—	$26,669,324
July 4, 2021 - July 31, 2021	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended July 31, 2021, we did not repurchase any shares of our Common Stock under the program.
During the 13 weeks ended July 31, 2021, we repurchased 130,135 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Item 5. Other Information
None

Item 6.    Exhibits

10.1	Amended and Restated Employment Letter, dated June 19, 2019, between MBS Textbook Exchange, LLC and Dave Henderson.

10.2	Amended and Restated Employment Letter, dated June 19, 2019, between B&N Education, LLC, a subsidiary of Barnes & Noble Education, Inc. and Jonathan Shar.

10.3
Letter Agreement, dated July 22, 2021, by and among Barnes & Noble Education, Inc. and Outerbridge Capital Management, LLC and certain of its affiliates signatory thereto, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 23, 2021, and incorporated herein by reference.

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
September 2, 2021