Form 10-Q
period 2021-10-30
Barnes & Noble Education, Inc.
filed 2021-11-30
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 26, 2021, 51,993,048 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 30, 2021

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales:
Product sales and other	$577,329	$551,832	$805,099	$745,042
Rental income	49,648	43,653	62,672	54,457
Total sales	626,977	595,485	867,771	799,499
Cost of sales:
Product and other cost of sales	453,070	452,475	627,231	618,240
Rental cost of sales	28,348	27,725	34,952	35,112
Total cost of sales	481,418	480,200	662,183	653,352
Gross profit	145,559	115,285	205,588	146,147
Selling and administrative expenses	107,902	91,972	194,137	162,015
Depreciation and amortization expense	11,952	13,193	24,576	27,256
Restructuring and other charges	1,116	3,387	3,739	9,058
Operating income (loss)	24,589	6,733	(16,864)	(52,182)
Interest expense, net	2,264	912	4,758	3,565
Income (loss) before income taxes	22,325	5,821	(21,622)	(55,747)
Income tax (benefit) expense	(203)	(1,694)	196	(16,610)
Net income (loss)	$22,528	$7,515	$(21,818)	$(39,137)

Earnings (Loss) per share of common stock:
Basic	$0.43	$0.15	$(0.42)	$(0.81)
Diluted	$0.41	$0.15	$(0.42)	$(0.81)
Weighted average shares of common stock outstanding:
Basic	51,666	48,804	51,570	48,608
Diluted	54,568	49,428	51,570	48,608
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 30, 2021	October 31, 2020	May 1, 2021
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,996	$7,353	$8,024
Receivables, net	218,053	167,493	121,072
Merchandise inventories, net	370,529	457,677	281,112
Textbook rental inventories	50,642	50,736	28,692
Prepaid expenses and other current assets	68,965	23,762	61,933
Total current assets	719,185	707,021	500,833
Property and equipment, net	91,875	93,130	89,172
Operating lease right-of-use assets	252,650	286,038	240,456
Intangible assets, net	141,847	166,140	150,904
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	23,248	8,231	23,248
Other noncurrent assets	26,010	31,734	29,105
Total assets	$1,259,515	$1,296,994	$1,038,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$333,099	$314,042	$137,578
Accrued liabilities	122,734	134,181	92,871
Current operating lease liabilities	118,434	121,518	92,513
Short-term borrowings	—	—	50,000
Total current liabilities	574,267	569,741	372,962
Long-term operating lease liabilities	171,341	198,990	184,780
Other long-term liabilities	51,113	48,329	52,042
Long-term borrowings	183,300	99,500	127,600
Total liabilities	980,021	916,560	737,384
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 54,162, 53,316 and 53,327 shares, respectively; outstanding, 51,976, 49,064 and 51,379 shares, respectively	541	533	533
Additional paid-in capital	736,886	735,647	734,257
Accumulated deficit	(436,432)	(321,964)	(414,614)
Treasury stock, at cost	(21,501)	(33,782)	(19,142)
Total stockholders' equity	279,494	380,434	301,034
Total liabilities and stockholders' equity	$1,259,515	$1,296,994	$1,038,418
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net loss	$(21,818)	$(39,137)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	24,576	27,256
Content amortization expense	2,586	2,386
Amortization of deferred financing costs	725	541
Merchandise inventory loss	434	—
Deferred taxes	—	(426)
Stock-based compensation expense	2,600	2,701
Changes in other long-term assets and liabilities, net	1,462	5,016
Changes in operating lease right-of-use assets and liabilities	286	6,597
Changes in other operating assets and liabilities, net	13,291	86,452
Net cash flows provided by operating activities	24,142	91,386
Cash flows from investing activities:
Purchases of property and equipment	(21,264)	(16,197)
Net change in other noncurrent assets	460	3
Net cash flows used in investing activities	(20,804)	(16,194)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	259,720	330,800
Repayments of borrowings under Credit Agreement	(254,020)	(406,000)
Purchase of treasury shares	(2,359)	(881)
Proceeds from the exercise of stock options, net	37	—
Net cash flows provided by (used in) financing activities	3,378	(76,081)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,716	(889)
Cash, cash equivalents and restricted cash at beginning of period	16,814	9,008
Cash, cash equivalents and restricted cash at end of period	$23,530	$8,119
Changes in other operating assets and liabilities, net:
Receivables, net	$(96,981)	$(76,642)
Merchandise inventories	(89,851)	(28,738)
Textbook rental inventories	(21,950)	(10,026)
Prepaid expenses and other current assets	(3,288)	(7,585)
Accounts payable and accrued liabilities	225,361	209,443
Changes in other operating assets and liabilities, net	$13,291	$86,452
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			1,521				1,521
Vested equity awards	514	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					179	(342)	(342)
Net loss				(46,652)			(46,652)
Balance August 1, 2020	52,654	$526	$734,474	$(329,479)	4,021	$(33,243)	$372,278
Stock-based compensation expense			1,180				1,180
Vested equity awards	662	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					231	(539)	(539)
Net income				7,515			7,515
Balance at October 31, 2020	53,316	$533	$735,647	$(321,964)	4,252	$(33,782)	$380,434

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 1, 2021	53,327	$533	$734,257	$(414,614)	1,948	$(19,142)	$301,034
Stock-based compensation expense			1,122				1,122
Vested equity awards	338	3	(3)				—
Shares repurchased for tax withholdings for vested stock awards					130	(1,215)	(1,215)
Net loss				(44,346)			(44,346)
Balance July 31, 2021	53,665	$536	$735,376	$(458,960)	2,078	$(20,357)	$256,595
Stock-based compensation expense			1,478				1,478
Vested equity awards	487	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					108	(1,144)	(1,144)
Issuance of common stock upon exercise of stock options	10	—	37				37
Net income				22,528			22,528
Balance October 30, 2021	54,162	$541	$736,886	$(436,432)	2,186	$(21,501)	$279,494
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019 (Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended July 31, 2021.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,445 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
COVID-19 Business Impact
Since the fourth quarter of Fiscal 2020, our business has been significantly negatively impacted by the COVID-19 pandemic, resulting in an unprecedented material decline in revenue. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools have returned to a traditional on-campus environment for learning in the current Fall semester, as well as hosted traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
The COVID-19 impact on higher education remains a fluid situation, and we are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to how to operate our bookstores in the safest manner for our employees and customers. Please see our Part II - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 30, 2021 are not indicative of the results expected for the 52 weeks ending April 30, 2022 (Fiscal 2022).
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
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash
As of October 30, 2021 and October 31, 2020, we had restricted cash of $12,534 and $766, respectively, comprised of $11,637 and $0, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $897 and $766, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
As contemplated by the FLC Partnership merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the first quarter of Fiscal 2022, at which time, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold for the Retail Segment.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Evaluation of Goodwill and Other Long-Lived Assets
As of October 30, 2021, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2021. The fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of October 30, 2021, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $91,875, $252,650, $141,847, and $26,010, respectively, on our condensed consolidated balance sheet.
Our business has been significantly negatively impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning models and on-campus activities. Some of the negative trends impacting our results, such as fewer students returning to campus and restrictions to attendance for athletic events, have been marginally reversed during the current Fall semester. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools have returned to a traditional on-campus environment for learning in the current Fall semester, as well as hosted traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings. We believe indicators of impairment do not exist and the carrying amount of our long-lived assets and property and equipment are recoverable and the fair value of the DSS reporting unit continues to exceed the carrying value of the reporting unit resulting in no goodwill impairment during the quarter. We will continue to evaluate our other long-lived assets for indicators of impairment.
Income Taxes
As of October 30, 2021, other long-term liabilities includes $25,335 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		26 weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Retail
Product Sales (a)	$546,358	$517,837	$735,416	$659,663
Rental Income	49,648	43,653	62,672	54,457
Service and Other Revenue (b)	12,946	15,024	21,333	21,170
Retail Total Sales	$608,952	$576,514	$819,421	$735,290
Wholesale Sales	$21,669	$36,387	$66,153	$116,681
DSS Sales (c)	$8,279	$5,947	$16,582	$11,819
Eliminations (d)	$(11,923)	$(23,363)	$(34,385)	$(64,291)
Total Sales	$626,977	$595,485	$867,771	$799,499
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
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of October 30, 2021, October 31, 2020 and May 1, 2021 on our condensed consolidated balance sheets.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Deferred revenue of $29,820, $32,844, and $13,469 is recorded in accrued liabilities and $4,470, $0, and $4,670 is recorded in other long-term liabilities on our condensed consolidated balance sheets for the periods ended October 30, 2021, October 31, 2020 and May 1, 2021, respectively. As of October 30, 2021, we expect to recognize $29,820 of the deferred revenue balance within the next 12 months. The following table presents changes in deferred revenue associated with our contract liabilities:

	26 weeks ended
	October 30, 2021	October 31, 2020
Deferred revenue at the beginning of period	$18,139	$13,373
Additions to deferred revenue during the period	82,515	91,051
Reductions to deferred revenue for revenue recognized during the period	(66,364)	(71,580)
Deferred revenue balance at the end of period	$34,290	$32,844
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
Retail
The Retail Segment operates 1,445 college, university, and K-12 school bookstores, comprised of 794 physical bookstores and 651 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,200 physical bookstores (including our Retail Segment's 794 physical bookstores) and sources and distributes new and used textbooks to our 651 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

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
Our international operations are not material and the majority of the revenue and total assets are within the United States.
Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales:
Retail	$608,952	$576,514	$819,421	$735,290
Wholesale	21,669	36,387	66,153	116,681
DSS	8,279	5,947	16,582	11,819
Elimination	(11,923)	(23,363)	(34,385)	(64,291)
Total Sales	$626,977	$595,485	$867,771	$799,499

Gross Profit
Retail (a)	$128,825	$95,512	$176,968	$111,647
Wholesale	5,620	10,714	16,025	27,471
DSS	6,906	4,662	13,936	9,408
Elimination	4,208	4,397	(1,341)	(2,379)
Total Gross Profit	$145,559	$115,285	$205,588	$146,147

Depreciation and Amortization
Retail	$8,669	$9,985	$18,076	$20,555
Wholesale	1,364	1,322	2,664	2,617
DSS	1,902	1,855	3,801	4,020
Corporate Services	17	31	35	64
Total Depreciation and Amortization	$11,952	$13,193	$24,576	$27,256

Operating Income (Loss)
Retail	$29,596	$7,072	$(1,760)	$(47,744)
Wholesale	(131)	5,246	4,983	16,917
DSS	(2,301)	(2,196)	(3,617)	(3,651)
Corporate Services	(6,868)	(7,844)	(15,226)	(15,396)
Elimination	4,293	4,455	(1,244)	(2,308)
Total Operating Income (Loss)	$24,589	$6,733	$(16,864)	$(52,182)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended		26 weeks ended
Reconciliation of segment Operating Income (Loss) to consolidated Income (Loss) Before Income Taxes:	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Total Operating Income (Loss)	$24,589	$6,733	$(16,864)	$(52,182)
Interest Expense, net	2,264	912	4,758	3,565
Income (Loss) Before Income Taxes	$22,325	$5,821	$(21,622)	$(55,747)

(a)    For the 26 weeks ended October 30, 2021, gross margin includes a merchandise inventory loss of $434 in the Retail Segment. See Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Note 5. Equity and Earnings Per Share
Equity
During the 26 weeks ended October 30, 2021, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 3,000,000 shares of our Common Stock, for an aggregate total of 13,409,345 shares.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 30, 2021, we did not repurchase shares of our Common Stock under the program and as of October 30, 2021, approximately $26,669 remains available under the stock repurchase program.
During the 26 weeks ended October 30, 2021, we repurchased 238,170 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended October 30, 2021 and October 31, 2020, average shares of 523,447 and 1,932,628 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 26 weeks ended October 30, 2021 and October 31, 2020, average shares of 3,771,594 and 2,849,291 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		26 weeks ended
(shares in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator for basic earnings per share:
Net income (loss) available to common shareholders	$22,528	$7,515	$(21,818)	$(39,137)
Less allocation of earnings to participating securities	(64)	(6)	—	—
Net income (loss) available to common shareholders	$22,464	$7,509	$(21,818)	$(39,137)

Numerator for diluted earnings per share:
Net income (loss) available to common shareholders	$22,464	$7,509	$(21,818)	$(39,137)
Allocation of earnings to participating securities	64	6	—	—
Less diluted allocation of earnings to participating securities	(61)	(6)	—	—
Net income (loss) available to common shareholders	$22,467	$7,509	$(21,818)	$(39,137)

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	51,666	48,804	51,570	48,608

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	51,666	48,804	51,570	48,608
Average dilutive restricted stock units	611	235	—	—
Average dilutive performance shares	—	—	—	—
Average dilutive restricted shares	126	18	—	—
Average dilutive performance share units	255	224	—	—
Average dilutive stock options	1,910	147	—	—
Diluted weighted average shares of Common Stock	54,568	49,428	51,570	48,608

Earnings (Loss) per share of Common Stock:
Basic	$0.43	$0.15	$(0.42)	$(0.81)
Diluted	$0.41	$0.15	$(0.42)	$(0.81)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of October 30, 2021, we recorded a liability of $3,474 (Level 2 input) which is reflected in accrued liabilities ($2,345) and other long-term liabilities ($1,129) on the condensed consolidated balance sheet. As of October 31, 2020, we recorded a liability of $224 (Level 2 input) which is reflected in accrued liabilities $130 and other long-term liabilities $94 on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.
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
During the 26 weeks ended October 30, 2021, we borrowed $259,720 and repaid $254,020 under the Credit Agreement, with $183,300 of outstanding borrowings as of October 30, 2021, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 31, 2020, we borrowed $330,800 and repaid $406,000 under the Credit Agreement, with $99,500 of outstanding borrowings as of October 31, 2020, comprised entirely of borrowings under the Credit Facility. As of both October 30, 2021 and October 31, 2020, we have issued $4,759 in letters of credit under the Credit Facility.
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
For the 26 weeks ended October 30, 2021 and October 31, 2020
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
The following table summarizes lease expense:

	13 weeks ended		26 weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Variable lease expense	$30,738	$27,275	$42,440	$34,682
Operating lease expense	48,990	49,635	65,363	59,431
Net lease expense	$79,728	$76,910	$107,803	$94,113
The increase in lease expense is primarily due to higher sales for contracts based on a percentage of revenue during the 26 weeks ended October 30, 2021 and the impact of the timing and reduction of minimum contractual guarantees due to temporary store closings due to the COVID pandemic during the 26 weeks ended October 31, 2020.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of October 30, 2021:

As of
October 30, 2021
Remainder of Fiscal 2022	$91,979
Fiscal 2023	53,262
Fiscal 2024	43,624
Fiscal 2025	39,912
Fiscal 2026	28,939
Thereafter	72,832
Total lease payments	330,548
Less: imputed interest	(40,773)
Operating lease liabilities at period end	$289,775
Future lease payment obligations related to leases that were entered into, but did not commence as of October 30, 2021, were not material.
The following summarizes additional information related to our operating leases:

	As of
	October 30, 2021	October 31, 2020
Weighted average remaining lease term (in years)	5.3 years	5.5 years
Weighted average discount rate	4.6%	4.5%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$64,103	$53,667
ROU assets obtained in exchange for lease liabilities from initial recognition	$77,811	$110,834
Note 9. Supplementary Information
Restructuring and other charges
During the 13 and 26 weeks ended October 30, 2021, we recognized restructuring and other charges totaling $1,116 and $3,739, respectively, comprised primarily of $418 and $1,968, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($754 is included in accrued liabilities in the condensed consolidated balance sheet as of October 30, 2021), $698 and $1,771, respectively, for costs

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
During the 13 and 26 weeks ended October 31, 2020, we recognized restructuring and other charges totaling $3,387 and $9,058, respectively, comprised primarily of $1,075 and $4,471, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($7,092 is included in accrued liabilities in the condensed consolidated balance sheet as of October 31, 2020), $2,312 and $4,587, respectively, for costs associated with professional service costs for restructuring, process improvements, the financial advisor strategic review process, shareholder activist activities, and liabilities for a facility closure.
Note 10. Long-Term Incentive Plan Compensation Expense
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
During the 26 weeks ended October 30, 2021, we granted the following awards:
•47,216 restricted stock units ("RSU") awards and 35,412 restricted stock ("RS") awards with a one year vesting period to the Board of Directors ("BOD") members for annual compensation.
•809,282 restricted stock units ("RSU") awards to employees with a three year vesting period.
•322,495 stock options with an exercise price of $10.80 per stock option, which was the fair market value on the date of grant (Stock Option Grant #1) and 348,723 stock options with an exercise price of $13.30 per stock option, which was above the fair market value on the date of grant, (Stock Option Grant #2) granted to employees. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options. The following summarizes the stock option fair value assumptions:

	Stock Option Grant #1	Stock Option Grant #2
Exercise Price	$10.80	$13.30
Valuation method utilized	Black-Scholes	Monte Carlo
Risk-free interest rate	0.94%	0.94%
Expected option term	6.2 years	10.0 years
Company volatility	74%	74%
Dividend yield	—%	—%
Grant date fair value per award	$7.10	$6.73
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

contractual term of the stock options. Volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term.
•183,348 phantom share units granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed $32.40 per share. The phantom shares vest and will be settled in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The average fair value on the date of grant was $8.50 per phantom share using risk-free rates ranging from 0.08%-0.53% for the three tranches and annual volatility ranging from 78%-92% for the three tranches. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of October 30, 2021, we recorded a liability of $3,474 (Level 2 input) related to phantom share units grants which is reflected in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock-based awards
Restricted stock expense	$119	$20	$207	$50
Restricted stock units expense	931	976	1,661	2,335
Performance share units expense	29	73	63	205
Stock option expense	399	111	669	111
Sub-total stock-based awards:	$1,478	$1,180	$2,600	$2,701
Cash settled awards
Phantom share units expense	$2,452	$224	$4,924	$224
Total compensation expense for long-term incentive awards	$3,930	$1,404	$7,524	$2,925
Total unrecognized compensation cost related to unvested awards as of October 30, 2021 was $21,487 and is expected to be recognized over a weighted-average period of 2.8 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,004 and $0 during the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Total employee benefit expense for these plans was $1,048 and $0 during the 26 weeks ended October 30, 2021 and October 31, 2020, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 12. Income Taxes
We recorded an income tax benefit of $(203) on pre-tax income of $22,325 during the 13 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)% and an income tax benefit of $(1,694) on pre-tax income of $5,821 during the 13 weeks ended October 31, 2020, which represented an effective income tax rate of (29.1)%.
We recorded income tax expense of $196 on a pre-tax loss of $(21,622) during the 26 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)%% and an income tax benefit of $(16,610) on a pre-tax loss of $(55,747) during the 26 weeks ended October 31, 2020, which represented an effective income tax rate of 29.8%.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 26 weeks ended October 30, 2021 and October 31, 2020
(Thousands of dollars, except share and per share data)
(unaudited)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 30, 2021, we determined that it was more likely than not that we would not realize certain deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
The effective tax rate for the 26 weeks ended October 30, 2021 is lower as compared to the prior year comparable period due to the assessment of the realization of deferred tax assets and loss carrybacks recorded in the prior year.
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,445 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content and tools within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools have returned to a traditional on-campus environment for learning in the current Fall semester, as well as hosted traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and the effect on our ability to source products, including textbooks and general merchandise offerings. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine how to operate our bookstores in the safest manner for our employees and customers. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. For additional information, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
Retail Segment
The Retail Segment operates 1,445 college, university, and K-12 school bookstores, comprised of 794 physical bookstores and 651 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,200 physical bookstores (including our Retail Segment's 794 physical bookstores) and sources and distributes new and used textbooks to our 651 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
•Impact of the COVID-19 Pandemic: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery, including the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants. Many colleges and K-12 schools were required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and ensure the safety of their students. Although many academic institutions have reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. Additionally, our business, like many others has been affected by the challenging labor market and the ability to recruit employees.
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
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
•Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Recently, the impact of fewer students on campus due to COVID-19 has significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program, both of which are relatively nascent. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
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
Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales:
Product sales and other	$577,329	$551,832	$805,099	$745,042
Rental income	49,648	43,653	62,672	54,457
Total sales	$626,977	$595,485	$867,771	$799,499

Net income (loss)	$22,528	$7,515	$(21,818)	$(39,137)

Adjusted Earnings (non-GAAP) (a)	$24,955	$11,075	$(15,059)	$(30,641)

Adjusted EBITDA (non-GAAP) (a)
Retail	$39,444	$18,324	$19,822	$(22,316)
Wholesale	1,233	6,568	7,647	19,534
DSS	807	689	2,499	2,353
Corporate Services	(6,809)	(5,501)	(14,253)	(10,745)
Elimination	4,293	4,455	(1,244)	(2,308)
Total Adjusted EBITDA (non-GAAP)	$38,968	$24,535	$14,471	$(13,482)

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales:
Product sales and other	92.1%	92.7%	92.8%	93.2%
Rental income	7.9	7.3	7.2	6.8
Total sales	100.0	100.0	100.0	100.0
Cost of sales:
Product and other cost of sales (a)	78.5	82.0	77.9	83.0
Rental cost of sales (a)	57.1	63.5	55.8	64.5
Total cost of sales	76.8	80.6	76.3	81.7
Gross margin	23.2	19.4	23.7	18.3
Selling and administrative expenses	17.2	15.4	22.4	20.3
Depreciation and amortization expense	1.9	2.2	2.8	3.4
Restructuring and other charges	0.2	0.6	0.4	1.1
Operating income (loss)	3.9%	1.2%	(1.9)%	(6.5)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 26 weeks ended October 30, 2021 compared with the 13 and 26 weeks ended October 31, 2020

	13 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$559,304	$21,669	$8,279	$—	$(11,923)	$577,329
Rental income	49,648	—	—	—	—	49,648
Total sales	608,952	21,669	8,279	—	(11,923)	626,977
Cost of sales:
Product and other cost of sales	451,779	16,049	1,373	—	(16,131)	453,070
Rental cost of sales	28,348	—	—	—	—	28,348
Total cost of sales	480,127	16,049	1,373	—	(16,131)	481,418
Gross profit	128,825	5,620	6,906	—	4,208	145,559
Selling and administrative expenses	89,486	4,387	7,305	6,809	(85)	107,902
Depreciation and amortization expense	8,669	1,364	1,902	17	—	11,952
Sub-Total:	$30,670	$(131)	$(2,301)	$(6,826)	$4,293	25,705
Restructuring and other charges						1,116
Operating income						$24,589

	13 weeks ended October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$532,861	$36,387	$5,947	$—	$(23,363)	$551,832
Rental income	43,653	—	—	—	—	43,653
Total sales	576,514	36,387	5,947	—	(23,363)	595,485
Cost of sales:
Product and other cost of sales	453,277	25,673	1,285	—	(27,760)	452,475
Rental cost of sales	27,725	—	—	—	—	27,725
Total cost of sales	481,002	25,673	1,285	—	(27,760)	480,200
Gross profit	95,512	10,714	4,662	—	4,397	115,285
Selling and administrative expenses	77,380	4,146	5,003	5,501	(58)	91,972
Depreciation and amortization expense	9,985	1,322	1,855	31	—	13,193
Sub-Total:	$8,147	$5,246	$(2,196)	$(5,532)	$4,455	10,120
Restructuring and other charges						3,387
Operating income						$6,733

	26 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$756,749	$66,153	$16,582	$—	$(34,385)	$805,099
Rental income	62,672	—	—	—	—	62,672
Total sales	819,421	66,153	16,582	—	(34,385)	867,771
Cost of sales:
Product and other cost of sales	607,501	50,128	2,646	—	(33,044)	627,231
Rental cost of sales	34,952	—	—	—	—	34,952
Total cost of sales	642,453	50,128	2,646	—	(33,044)	662,183
Gross profit	176,968	16,025	13,936	—	(1,341)	205,588
Selling and administrative expenses	157,851	8,378	13,752	14,253	(97)	194,137
Depreciation and amortization expense	18,076	2,664	3,801	35	—	24,576
Sub-Total:	$1,041	$4,983	$(3,617)	$(14,288)	$(1,244)	(13,125)
Restructuring and other charges						3,739
Operating loss						$(16,864)

	26 weeks ended, October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$680,833	$116,681	$11,819	$—	$(64,291)	$745,042
Rental income	54,457	—	—	—	—	54,457
Total sales	735,290	116,681	11,819	—	(64,291)	799,499
Cost of sales:
Product and other cost of sales	588,531	89,210	2,411	—	(61,912)	618,240
Rental cost of sales	35,112	—	—	—	—	35,112
Total cost of sales	623,643	89,210	2,411	—	(61,912)	653,352
Gross profit	111,647	27,471	9,408	—	(2,379)	146,147
Selling and administrative expenses	134,365	7,937	9,039	10,745	(71)	162,015
Depreciation and amortization expense	20,555	2,617	4,020	64	—	27,256
Sub-Total:	$(43,273)	$16,917	$(3,651)	$(10,809)	$(2,308)	(43,124)
Restructuring and other charges						9,058
Operating loss						$(52,182)

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 30, 2021 and October 31, 2020:

	13 weeks ended			26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	%	October 30, 2021	October 31, 2020	%
Product sales and other	$577,329	$551,832	4.6%	$805,099	$745,042	8.1%
Rental income	49,648	43,653	13.7%	62,672	54,457	15.1%
Total Sales	$626,977	$595,485	5.3%	$867,771	$799,499	8.5%

Sales increased by $31.5 million, or 5.3%, to $627.0 million during the 13 weeks ended October 30, 2021 from $595.5 million during the 13 weeks ended October 31, 2020. Sales increased by $68.3 million, or 8.5%, to $867.8 million during the 26 weeks ended October 30, 2021 from $799.5 million during the 26 weeks ended October 31, 2020. The sales increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. The components of the variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended		26 weeks ended
Dollars in millions	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Retail Sales
New stores	$26.3	$27.6	$36.6	$35.4
Closed stores	(7.9)	(16.4)	(12.5)	(21.9)
Comparable stores (a)	14.0	(196.5)	58.6	(302.7)
Textbook rental deferral	3.2	16.4	3.4	10.1
Service revenue (b)	(2.1)	1.0	0.1	(3.7)
Other (c)	(1.1)	2.7	(2.1)	1.7
Retail sales subtotal:	$32.4	$(165.2)	$84.1	$(281.1)
Wholesale Sales	$(14.7)	$(3.8)	$(50.5)	$4.2
DSS Sales	$2.3	$0.7	$4.8	$1.2
Eliminations (d)	$11.5	$(8.4)	$29.9	$(16.7)
Total sales variance:	$31.5	$(176.7)	$68.3	$(292.4)
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
Retail
Retail sales increased by $32.4 million, or 5.6%, to $608.9 million during the 13 weeks ended October 30, 2021 from $576.5 million during the 13 weeks ended October 31, 2020. Retail sales increased by $84.1 million, or 11.4%, to $819.4 million during the 26 weeks ended October 30, 2021 from $735.3 million during the 26 weeks ended October 31, 2020. Retail added 76 new stores and closed 48 stores during the 26 weeks ended October 30, 2021, ending the period with a total of 1,445 stores.

	13 weeks ended				26 weeks ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
Number of Stores:	Physical	Virtual	Physical	Virtual	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	784	645	772	670	769	648	772	647
Opened	11	12	5	11	41	35	29	51
Closed	1	6	9	10	16	32	33	27
Number of stores at end of period	794	651	768	671	794	651	768	671

Product and other sales for Retail for the 13 weeks ended October 30, 2021 increased by $26.4 million, or 5.0% to $559.3 million from $532.9 million during the 13 weeks ended October 31, 2020. Product and other sales for Retail for the 26 weeks ended October 30, 2021 increased by $75.9 million, or 11.2% to $756.7 million from $680.8 million during the 26 weeks ended October 31, 2020. The sales increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.

Product and other sales are impacted by comparable store sales (as noted in the chart below), new store openings and store closings, as well as the impact from the COVID-19 pandemic. Comparable textbook sales remained essentially flat, as compared to a 19% decline a year ago, as enrollment declines were mitigated by the growth of First Day (our inclusive access program). Revenue for First Day programs grew 80% to $96 million during the quarter. Comparable general merchandise sales increased 78.3%, as compared to a 52.0% decline a year ago, benefiting greatly from the return to an on campus learning experience and the resumption of many activities and events. Sales for general merchandise, including on-campus cafe and convenience products, and trade merchandise have increased compared to the prior year, when sales were impacted by the temporary store closings due to the COVID-19 pandemic, as well as the impact of fewer students returning to campus, as many schools implemented a remote learning model and curtailed on-campus classes and activities.
Sales were impacted by overall enrollment declines in higher education. Although most four year schools have returned to a traditional on-campus environment for learning in the current Fall semester, as well as hosted traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings. While many big-conferences resumed their sport activities, other on campus events, such as Parent's Weekends or Alumni events, continue to be either eliminated or severely restricted, which further impacted the company’s general merchandise business. First Day (our inclusive access program), digital and eTextbook revenue increased, due to a shift to lower cost options and more affordable solutions, including digital offerings.
To supplement the Total Sales table presented above in accordance with generally accepted accounting principles (“GAAP”), the Company uses the non-GAAP financial measure of Retail Gross Comparable Store Sales. Retail Gross Comparable Store Sales (non-GAAP) includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from closed stores for all periods presented. As contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the prior year period. For Retail Gross Comparable Store Sales (non-GAAP), sales for logo and emblematic general merchandise fulfilled by FLC, Fanatics and digital agency sales are included on a gross basis. We believe the current Retail Gross Comparable Store Sales (non-GAAP) calculation method reflects the manner in which management views comparable sales, as well as the seasonal nature of our business. Retail Gross Comparable Store Sales (non-GAAP) variances for Retail by category for the 13 and 26 week periods are as follows:

Retail Gross Comparable Store Sales (non-GAAP) variances
	13 weeks ended				26 weeks ended
Dollars in millions	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
Textbooks (Course Materials)	$(0.5)	(0.1)%	$(101.6)	(19.0)%	$22.9	4.1%	$(112.5)	(17.5)%
General Merchandise	72.7	78.3%	(97.2)	(52.0)%	121.5	90.6%	(184.8)	(58.6)%
Trade Books	1.3	33.8%	(6.3)	(62.3)%	3.2	60.7%	(14.0)	(73.2)%
Total Retail Gross Comparable Store Sales (non-GAAP)	$73.5	13.2%	$(205.1)	(28.1)%	$147.6	21.0%	$(311.3)	(31.8)%
Rental income for Retail for the 13 weeks ended October 30, 2021 increased by $6.0 million, or 13.7% to $49.6 million from $43.7 million during the 13 weeks ended October 31, 2020. Rental income for Retail for the 26 weeks ended October 30, 2021 increased by $8.2 million, or 15.1% to $62.7 million from $54.5 million during the 26 weeks ended October 31, 2020. Rental income is impacted by comparable store sales, new store openings and store closings. The increase in rental income is primarily due to increased rental activity due to the temporary store closings due the COVID-19 pandemic in the prior year discussed above.
Wholesale
Wholesale sales decreased by $14.7 million, or 40.5% to $21.7 million during the 13 weeks ended October 30, 2021 from $36.4 million during the 13 weeks ended October 31, 2020. Wholesale sales decreased by $50.5 million, or 43.3% to $66.2 million during the 26 weeks ended October 30, 2021 from $116.7 million during the 26 weeks ended October 31, 2020. The decrease is primarily due to lower gross sales impacted by the COVID-19 pandemic, including supply constraints resulting from the lack of on campus textbook buyback opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by a lower returns and allowances. During the prior year period, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures, whereas the sales shifted back to the physical bookstores in the current period.

DSS
DSS total sales increased by $2.3 million, or 39.2% to $8.3 million during the 13 weeks ended October 30, 2021 from $6.0 million during the 13 weeks ended October 31, 2020. DSS total sales increased by $4.8 million, or 40.3% to $16.6 million during the 26 weeks ended October 30, 2021 from $11.8 million during the 26 weeks ended October 31, 2020. Sales increased primarily due to an increase in subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 76.8% during the 13 weeks ended October 30, 2021 compared to 80.6% during the 13 weeks ended October 31, 2020. Our gross margin increased by $30.3 million, or 26.3%, to $145.6 million, or 23.2% of sales, during the 13 weeks ended October 30, 2021 from $115.3 million, or 19.4% of sales during the 13 weeks ended October 31, 2020.
Our cost of sales decreased as a percentage of sales to 76.3% during the 26 weeks ended October 30, 2021 compared to 81.7% during the 26 weeks ended October 31, 2020. Our gross margin increased by $59.4 million, or 40.7%, to $205.6 million, or 23.7% of sales, during the 26 weeks ended October 30, 2021 from $146.1 million, or 18.3% of sales during the 26 weeks ended October 31, 2020. During the 26 weeks ended October 30, 2021, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment discussed below. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales for the 13 and 26 weeks ended October 30, 2021 and October 31, 2020:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2021	% of Related Sales	October 31, 2020	% of Related Sales	October 30, 2021	% of Related Sales	October 31, 2020	% of Related Sales
Product and other cost of sales	$451,779	80.8%	$453,277	85.1%	$607,501	80.3%	$588,531	86.4%
Rental cost of sales	28,348	57.1%	27,725	63.5%	34,952	55.8%	35,112	64.5%
Total Cost of Sales	$480,127	78.8%	$481,002	83.4%	$642,453	78.4%	$623,643	84.8%
The following table summarizes the Retail gross margin for the 13 and 26 weeks ended October 30, 2021 and October 31, 2020:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2021	% of Related Sales	October 31, 2020	% of Related Sales	October 30, 2021	% of Related Sales	October 31, 2020	% of Related Sales
Product and other gross margin	$107,525	19.2%	$79,584	14.9%	$149,248	19.7%	$92,302	13.6%
Rental gross margin	21,300	42.9%	15,928	36.5%	27,720	44.2%	19,345	35.5%
Gross Margin	$128,825	21.2%	$95,512	16.6%	$176,968	21.6%	$111,647	15.2%
For the 13 weeks ended October 30, 2021, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (430 basis points), driven primarily by a favorable sales mix (400 basis points) due to higher general merchandise sales, lower contract costs as a percentage of sales related to our college and university contracts (25 basis points) resulting from contract renewals and new store contracts, and higher margin rates (5 basis points) due to lower inventory reserves and lower markdowns.
•Rental gross margin increased (640 basis points), driven primarily by higher rental margin rates (595 basis points) and lower contract costs as a percentage of sales related to our college and university contracts (285 basis points), partially offset by an unfavorable rental mix (240 basis points).
For the 26 weeks ended October 30, 2021, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (610 basis points), driven primarily by a favorable sales mix (475 basis points) due to higher general merchandise sales, higher margin rates (130 basis points) due to lower inventory reserves and lower markdowns, and lower contract costs as a percentage of sales related to our college and university contracts (5 basis points) resulting from contract renewals and new store contracts, partially offset by an inventory merchandise loss of $0.4 million (5 basis points) related to the final sale of our logo and emblematic general merchandise inventory below cost to FLC.
•Rental gross margin increased (870 basis points), driven primarily by higher rental margin rates (590 basis points) and lower contract costs as a percentage of sales related to our college and university contracts (470 basis points), partially offset by an unfavorable rental mix (190 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $16.1 million, or 74.1% of sales, and $5.6 million, or 25.9% of sales, respectively, during the 13 weeks ended October 30, 2021. The cost of sales and gross margin for Wholesale was $25.7 million or 70.6% of sales and $10.7 million or 29.4% of sales, respectively, during the 13 weeks ended October 31, 2020. The gross margin rate decreased during the 13 weeks ended October 30, 2021 primarily due to higher markdowns, partially offset by a favorable sales mix.
The cost of sales and gross margin for Wholesale were $50.1 million, or 75.8% of sales, and $16.0 million, or 24.2% of sales, respectively, during the 26 weeks ended October 30, 2021. The cost of sales and gross margin for Wholesale was $89.2 million or 76.5% of sales and $27.5 million or 23.5% of sales, respectively, during the 26 weeks ended October 31, 2020. The gross margin rate increased during the 26 weeks ended October 30, 2021 primarily due to a favorable sales mix and lower markdowns, partially offset by the unfavorable impact of returns and allowances.
DSS
The gross margin for the DSS segment was $6.9 million, or 83.4% of sales, during the 13 weeks ended October 30, 2021 and $4.7 million, or 78.4% of sales, during the 13 weeks ended October 31, 2020. The gross margin for the DSS segment was $13.9 million, or 84.0% of sales, during the 26 weeks ended October 30, 2021 and $9.4 million, or 79.6% of sales, during the 26 weeks ended October 31, 2020. The high gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 13 weeks ended October 30, 2021 and October 31, 2020, our sales eliminations were $(11.9) million and $(23.4) million, respectively. During the 26 weeks ended October 30, 2021 and October 31, 2020, our sales eliminations were $(34.4) million and $(64.3) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended October 30, 2021 and October 31, 2020, the cost of sales eliminations were $(16.1) million and $(27.8) million, respectively. During the 26 weeks ended October 30, 2021 and October 31, 2020, the cost of sales eliminations were $(33.0) million and $(61.9) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended October 30, 2021 and October 31, 2020, the gross margin eliminations were $4.2 million and $4.4 million, respectively. During the 26 weeks ended October 30, 2021 and October 31, 2020, the gross margin eliminations were $(1.3) million and $(2.4) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2021	% of Sales	October 31, 2020	% of Sales	October 30, 2021	% of Sales	October 31, 2020	% of Sales
Total Selling and Administrative Expenses	$107,902	17.2%	$91,972	15.4%	$194,137	22.4%	$162,015	20.3%
During the 13 weeks ended October 30, 2021, selling and administrative expenses increased by $15.9 million, or 17.3%, to $107.9 million from $92.0 million during the 13 weeks ended October 31, 2020. During the 26 weeks ended October 30, 2021, selling and administrative expenses increased by $32.1 million, or 19.8%, to $194.1 million from $162.0 million during the 26 weeks ended October 31, 2020. The variances by segment are discussed by segment below.
The increase in selling and administrative expenses is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. Additionally, during the 13 and 26 weeks ended October 30, 2021, long-term incentive compensation expense increased by $2.5 million and $4.6 million, respectively, primarily related to cash-settled phantom share unit awards which are remeasured at the end of each reporting period to reflect current assumptions, including changes in the our common stock price.

Retail
During the 13 weeks ended October 30, 2021, Retail selling and administrative expenses increased by $12.1 million, or 15.6%, to $89.5 million from $77.4 million during the 13 weeks ended October 31, 2020. This increase was primarily due to a $10.2 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, a $1.3 million increase in corporate payroll, infrastructure and product development costs and $0.6 million increase in incentive plan compensation expense related to phantom share awards as discussed above. The payroll increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
During the 26 weeks ended October 30, 2021, Retail selling and administrative expenses increased by $23.5 million, or 17.5%, to $157.9 million from $134.4 million during the 26 weeks ended October 31, 2020. This increase was primarily due to a $22.3 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, a $1.1 million increase in incentive plan compensation expense related to phantom share awards as discussed above, and a $0.1 million increase in corporate payroll, infrastructure and product development costs. The payroll increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
Wholesale
Wholesale selling and administrative expenses increased by $0.3 million, or 5.8%, to $4.4 million from $4.1 million during the 13 weeks ended October 31, 2020. Wholesale selling and administrative expenses increased by $0.5 million, or 5.6%, to $8.4 million from $7.9 million during the 26 weeks ended October 31, 2020. The increase in selling and administrative expenses was primarily driven by higher incentive plan compensation expense related to phantom share awards, as discussed above.
DSS
During the 13 weeks ended October 30, 2021, DSS selling and administrative expenses increased by $2.3 million, or 46.0%, to $7.3 million from $5.0 million during the 13 weeks ended October 31, 2020. During the 26 weeks ended October 30, 2021, DSS selling and administrative expenses increased by $4.7 million, or 52.1%, to $13.8 million from $9.0 million during the 26 weeks ended October 31, 2020. The increase in costs was primarily driven by higher operating costs invested in the business associated with higher product development and sales costs aimed at increasing revenue, and higher incentive plan compensation expense related to phantom share awards, as discussed above.
Corporate Services
During the 13 weeks ended October 30, 2021, Corporate Services' selling and administrative expenses increased by $1.3 million, or 23.8%, to $6.8 million from $5.5 million during the 13 weeks ended October 31, 2020. The increase was primarily due to higher incentive plan compensation expense related to phantom share awards of $1.6 million, as discussed above, partially offset by lower operating costs of $0.3 million.
During the 26 weeks ended October 30, 2021, Corporate Services' selling and administrative expenses increased by $3.5 million, or 32.6%, to $14.3 million from $10.8 million during the 26 weeks ended October 31, 2020. The increase was primarily due to higher incentive plan compensation expense related to phantom share awards of $3.0 million, as discussed above, and higher operating expenses of $0.5 million.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2021	% of Sales	October 31, 2020	% of Sales	October 30, 2021	% of Sales	October 31, 2020	% of Sales
Total Depreciation and Amortization Expense	$11,952	1.9%	$13,193	2.2%	$24,576	2.8%	$27,256	3.4%
Depreciation and amortization expense decreased by $1.2 million, or 9.4%, to $12.0 million during the 13 weeks ended October 30, 2021 from $13.2 million during the 13 weeks ended October 31, 2020. Depreciation and amortization expense decreased by $2.7 million, or 9.8%, to $24.6 million during the 26 weeks ended October 30, 2021 from $27.3 million during the 26 weeks ended October 31, 2020.The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during the third quarter of Fiscal 2021.
Restructuring and other charges
During the 13 and 26 weeks ended October 30, 2021, we recognized restructuring and other charges totaling $1.1 million and $3.7 million, respectively, comprised primarily of $0.4 million and $2.0 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $0.7 million and $1.7 million, respectively, for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
During the 13 and 26 weeks ended October 31, 2020, we recognized restructuring and other charges totaling $3.4 million and $9.1 million, respectively, comprised primarily of $1.1 million and $4.5 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $2.3 million and $4.6 million, respectively, for costs associated with professional service costs for restructuring, process improvements, shareholder activist activities, and liabilities for a facility closure.
Operating Income (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2021	% of Sales	October 31, 2020	% of Sales	October 30, 2021	% of Sales	October 31, 2020	% of Sales
Total Operating Income (Loss)	$24,589	3.9%	$6,733	1.2%	$(16,864)	(1.9)%	$(52,182)	(6.5)%
Our operating income was $24.6 million during the 13 weeks ended October 30, 2021, compared to operating income of $6.7 million during the 13 weeks ended October 31, 2020. The increase in operating income is due to the matters discussed above. For the 13 weeks ended October 30, 2021, excluding the $1.1 million of restructuring and other charges discussed above, operating income was $25.7 million (or 4.1% of sales). For the 13 weeks ended October 31, 2020, excluding the $3.4 million of restructuring and other charges, discussed above, operating income was $10.1 million (or 1.7% of sales).
Our operating loss was $(16.9) million during the 26 weeks ended October 30, 2021, compared to an operating loss of $(52.2) million during the 26 weeks ended October 31, 2020. The decrease in operating loss is due to the matters discussed above. For the 26 weeks ended October 30, 2021, excluding the $0.4 million of merchandise inventory loss and the $3.7 million of restructuring and other charges discussed above, operating loss was $(12.7) million (or (1.5)% of sales). For the 26 weeks ended October 31, 2020, excluding the $9.1 million of restructuring and other charges, discussed above, operating loss was $(43.1) million (or (5.4)% of sales).
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest Expense, Net	$2,264	$912	$4,758	$3,565
Net interest expense increased by $1.4 million, or 148.4%, to $2.3 million during the 13 weeks ended October 30, 2021 from $0.9 million during the 13 weeks ended October 31, 2020. Net interest expense increased by $1.2 million, or 33.5%, to $4.8 million during the 13 weeks ended October 30, 2021 from $3.6 million during the 13 weeks ended October 31, 2020. The increase was primarily due to higher borrowings compared to the prior year.
Income Tax (Benefit) Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2021	Effective Rate	October 31, 2020	Effective Rate	October 30, 2021	Effective Rate	October 31, 2020	Effective Rate
Income Tax (Benefit) Expense	$(203)	(0.9)%	$(1,694)	(29.1)%	$196	(0.9)%	$(16,610)	29.8%
We recorded an income tax benefit of $(0.2) million on pre-tax income of $22.3 million during the 13 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)% and we recorded an income tax benefit of $(1.7) million on a pre-tax income of $5.8 million during the 13 weeks ended October 31, 2020, which represented an effective income tax rate of (29.1)%.
We recorded income tax expense of $0.2 million on a pre-tax loss of $(21.6) million during the 26 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)% and we recorded an income tax benefit of $(16.6) million on a pre-tax loss of $(55.7) million during the 26 weeks ended October 31, 2020, which represented an effective income tax rate of 29.8%.

The effective tax rate for the 26 weeks ended October 30, 2021 is lower as compared to the comparable prior year due to the assessment of the realization of deferred tax assets and loss carrybacks recorded in the prior year.
Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$22,528	$7,515	$(21,818)	$(39,137)
As a result of the factors discussed above, net income was $22.5 million during the 13 weeks ended October 30, 2021, compared with net income of $7.5 million during the 13 weeks ended October 31, 2020. As a result of the factors discussed above, net loss was $(21.8) million during the 26 weeks ended October 30, 2021, compared with net loss of $(39.1) million during the 26 weeks ended October 31, 2020.
Adjusted Earnings (non-GAAP) is $25.0 million during the 13 weeks ended October 30, 2021, compared with $11.1 million during the 13 weeks ended October 31, 2020. Adjusted Earnings (non-GAAP) is $(15.1) million during the 26 weeks ended October 30, 2021, compared with $(30.6) million during the 26 weeks ended October 31, 2020. See Adjusted Earnings (non-GAAP) discussion below.
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

Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$22,528	$7,515	$(21,818)	$(39,137)
Reconciling items, after-tax (below)	2,427	3,560	6,759	8,496
Adjusted Earnings (non-GAAP)	$24,955	$11,075	$(15,059)	$(30,641)

Reconciling items, pre-tax
Merchandise inventory loss (a)	$—	$—	434	—
Content amortization (non-cash)	1,311	1,222	2,586	2,386
Restructuring and other charges (a)	1,116	3,387	3,739	9,058
Reconciling items, pre-tax	2,427	4,609	6,759	11,444
Less: Pro forma income tax impact (a)(b)	—	1,049	—	2,948
Reconciling items, after-tax	$2,427	$3,560	$6,759	$8,496
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.
Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$22,528	$7,515	$(21,818)	$(39,137)
Add:
Depreciation and amortization expense	11,952	13,193	24,576	27,256
Interest expense, net	2,264	912	4,758	3,565
Income tax (benefit) expense	(203)	(1,694)	196	(16,610)
Merchandise inventory loss (a)	—	—	434	—
Content amortization (non-cash)	1,311	1,222	2,586	2,386
Restructuring and other charges (a)	1,116	3,387	3,739	9,058
Adjusted EBITDA (non-GAAP) (a)	$38,968	$24,535	$14,471	$(13,482)
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by segment for the 13 and 26 weeks ended October 30, 2021 and October 31, 2020.

Adjusted EBITDA - by Segment	13 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$608,952	$21,669	$8,279	$—	$(11,923)	$626,977
Cost of sales (a)	480,022	16,049	167	—	(16,131)	480,107
Gross profit	128,930	5,620	8,112	—	4,208	$146,870
Selling and administrative expenses	89,486	4,387	7,305	6,809	(85)	107,902
Adjusted EBITDA (non-GAAP)	$39,444	$1,233	$807	$(6,809)	$4,293	$38,968

Adjusted EBITDA - by Segment	13 weeks ended October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$576,514	$36,387	$5,947	$—	$(23,363)	$595,485
Cost of sales (a)	480,810	25,673	255	—	(27,760)	478,978
Gross profit	95,704	10,714	5,692	—	4,397	116,507
Selling and administrative expenses	77,380	4,146	5,003	5,501	(58)	91,972
Adjusted EBITDA (non-GAAP)	$18,324	$6,568	$689	$(5,501)	$4,455	$24,535

Adjusted EBITDA - by Segment	26 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$819,421	$66,153	$16,582	$—	$(34,385)	$867,771
Cost of sales (a)	641,748	50,128	331	—	(33,044)	659,163
Gross profit	177,673	16,025	16,251	—	(1,341)	$208,608
Selling and administrative expenses	157,851	8,378	13,752	14,253	(97)	194,137
Adjusted EBITDA (non-GAAP)	$19,822	$7,647	$2,499	$(14,253)	$(1,244)	$14,471

Adjusted EBITDA - by Segment	26 weeks ended October 31, 2020
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Elimination(b)	Total
Sales	$735,290	$116,681	$11,819	$—	$(64,291)	$799,499
Cost of sales (a)	623,241	89,210	427	—	61,912	774,790
Gross profit	112,049	27,471	11,392	—	(2,379)	$148,533
Selling and administrative expenses	134,365	7,937	9,039	10,745	(71)	162,015
Adjusted EBITDA (non-GAAP)	$(22,316)	$19,534	$2,353	$(10,745)	$(2,308)	$(13,482)

(a) For the 13 and 26 weeks ended October 30, 2021, the Retail Segment gross margin excludes $0.1 million and $0.3 million, respectively, of amortization expense (non-cash) related to content development costs. Additionally, for the 26 weeks ended October 30, 2021, gross margin excludes a merchandise inventory loss of $0.4 million in the Retail Segment related to the sale of our logo and emblematic general merchandise inventory below cost to FLC. For the 13 and 26 weeks ended October 31, 2020, the Retail Segment gross margin excludes $0.2 million and $0.4 million, respectively, of amortization expense (non-cash) related to content development costs.
For the 13 and 26 weeks ended October 30, 2021, the DSS Segment gross margin excludes $1.2 million and $2.3 million, respectively, of amortization expense (non-cash) related to content development costs. For the 13 and 26 weeks ended October 31, 2020, the DSS Segment gross margin excludes $1.0 million and $2.0 million, respectively of amortization expense (non-cash) related to content development costs.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.

Free Cash Flow (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Adjusted EBITDA (non-GAAP)	$38,968	$24,535	$14,471	$(13,482)
Less:
Capital expenditures (a)	9,894	9,142	21,264	16,197
Cash interest	1,980	1,240	3,662	3,200
Cash taxes	(8,032)	85	(7,778)	6,022
Free Cash Flow (non-GAAP)	$35,126	$14,068	$(2,677)	$(38,901)
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

Capital Expenditures	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Physical store capital expenditures	$3,587	$2,825	$7,480	$5,962
Product and system development	3,856	2,901	7,480	5,226
Content development costs	1,865	1,752	4,712	2,828
Other	586	1,664	1,592	2,181
Total Capital Expenditures	$9,894	$9,142	$21,264	$16,197

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of October 30, 2021, we had $183.3 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta variant, on enrollments, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools have returned to a traditional on-campus environment for learning in the current Fall semester, as well as hosted traditional on campus sporting activities and events, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and the effect on our ability to source products, including textbooks and general merchandise offerings. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine how to operate our bookstores in the safest manner for our employees and customers. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. For additional information, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 30, 2021	October 31, 2020
Cash, cash equivalents, and restricted cash at beginning of period	$16,814	$9,008
Net cash flows provided by operating activities	24,142	91,386
Net cash flows used in investing activities	(20,804)	(16,194)
Net cash flows provided by (used in) financing activities	3,378	(76,081)
Cash, cash equivalents, and restricted cash at end of period	$23,530	$8,119
As of October 30, 2021 and October 31, 2020, we had restricted cash of $12.5 million and $0.8 million, respectively, comprised of $11.6 million and $0, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $0.9 million and $0.8 million, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows provided by operating activities during the 26 weeks ended October 30, 2021 were $24.1 million compared to $91.4 million during the 26 weeks ended October 31, 2020. This decrease in cash used in operating activities of $67.3 million was primarily due to changes in working capital, including higher accounts receivables and higher inventory purchases, partially offset by higher earnings of $17.3 million in the current year period compared to the prior year period and lower tax payments of $13.8 million compared to the prior year period as discussed below. Our operations were highly impacted by COVID-19 related campus store closures in the prior year period, resulting in lower operating costs and lower inventory purchases.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 26 weeks ended October 30, 2021 were $(20.8) million compared to $(16.2) million during the 26 weeks ended October 31, 2020. The increase in cash used in investing activities is primarily due to higher capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, renewing existing contracts and new store construction. Capital expenditures totaled $21.3 million and $16.2 million during the 26 weeks ended October 30, 2021 and October 31, 2020, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 26 weeks ended October 30, 2021 were $3.4 million compared to cash flows used in financing activities of $(76.1) million during the 26 weeks ended October 31, 2020. This net change of $79.5 million is primarily due to higher net borrowings under the credit agreement.
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
During the 26 weeks ended October 30, 2021, we borrowed $259.7 million and repaid $254.0 million under the Credit Agreement, with $183.3 million of outstanding borrowings as of October 30, 2021, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 31, 2020, we borrowed $330.8 million and repaid $406.0 million under the Credit Agreement, with $99.5 million of outstanding borrowings as of October 31, 2020, comprised entirely of outstanding borrowings under the Credit Facility. As of both October 30, 2021 and October 31, 2020, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Income Tax Implications on Liquidity
As of October 30, 2021, other long-term liabilities includes $25.3 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $0.7 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.

We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We received a $7.8 million refund in the second quarter of Fiscal 2022 and expect to receive an additional refunds of approximately $22.6 million.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended October 30, 2021, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 30, 2021, approximately $26.7 million remains available under the stock repurchase program.
During the 26 weeks ended October 30, 2021, we repurchased 238,170 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Off-Balance Sheet Arrangements
As of October 30, 2021, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 30, 2021 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of October 30, 2021 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2021 - August 28, 2021	—	$—	—	$26,669,324
August 29, 2021 - October 2, 2021	—	$—	—	$26,669,324
October 3, 2021 - October 30, 2021	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 26 weeks ended October 30, 2021, we did not repurchase any shares of our Common Stock under the program.

During the 26 weeks ended October 30, 2021, we repurchased 238,170 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
None

Item 6.    Exhibits

10.1	Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of September 23, 2021.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
November 30, 2021