Form 10-Q
period 2022-01-29
Barnes & Noble Education, Inc.
filed 2022-03-08
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 3, 2022, 52,045,951 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 29, 2022

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Sales:
Product sales and other	$377,713	$373,502	$1,182,812	$1,118,544
Rental income	25,085	38,111	87,757	92,568
Total sales	402,798	411,613	1,270,569	1,211,112
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	297,693	315,607	924,924	933,847
Rental cost of sales	18,144	25,394	53,096	60,506
Total cost of sales	315,837	341,001	978,020	994,353
Gross profit	86,961	70,612	292,549	216,759
Selling and administrative expenses	101,460	92,708	295,597	254,723
Depreciation and amortization expense	12,179	13,307	36,755	40,563
Impairment loss (non-cash)	6,411	27,630	6,411	27,630
Restructuring and other charges	46	1,669	3,785	10,727
Operating loss	(33,135)	(64,702)	(49,999)	(116,884)
Interest expense, net	3,051	2,311	7,809	5,876
Loss before income taxes	(36,186)	(67,013)	(57,808)	(122,760)
Income tax expense (benefit)	615	(18,724)	811	(35,334)
Net loss	$(36,801)	$(48,289)	$(58,619)	$(87,426)

Loss per share of common stock:
Basic	$(0.71)	$(0.96)	$(1.13)	$(1.78)
Diluted	$(0.71)	$(0.96)	$(1.13)	$(1.78)
Weighted average shares of common stock outstanding:
Basic	52,003	50,082	51,714	49,099
Diluted	52,003	50,082	51,714	49,099
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 29, 2022	January 30, 2021	May 1, 2021
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,967	$9,915	$8,024
Receivables, net	250,187	227,174	121,072
Merchandise inventories, net	403,646	452,611	281,112
Textbook rental inventories	40,976	40,720	28,692
Prepaid expenses and other current assets	60,615	25,281	61,933
Total current assets	765,391	755,701	500,833
Property and equipment, net	93,752	87,405	89,172
Operating lease right-of-use assets	229,259	242,937	240,456
Intangible assets, net	133,975	155,536	150,904
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	22,918	14,984	23,248
Other noncurrent assets	24,040	27,195	29,105
Total assets	$1,274,035	$1,288,458	$1,038,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$359,743	$318,795	$137,578
Accrued liabilities	150,754	125,815	92,871
Current operating lease liabilities	100,773	105,624	92,513
Short-term borrowings	—	—	50,000
Total current liabilities	611,270	550,234	372,962
Long-term operating lease liabilities	168,924	190,453	184,780
Other long-term liabilities	48,676	52,814	52,042
Long-term borrowings	200,400	150,800	127,600
Total liabilities	1,029,270	944,301	737,384
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 54,234, 53,327 and 53,327 shares, respectively; outstanding, 52,046, 51,379 and 51,379 shares, respectively	542	533	533
Additional paid-in capital	738,968	733,019	734,257
Accumulated deficit	(473,233)	(370,253)	(414,614)
Treasury stock, at cost	(21,512)	(19,142)	(19,142)
Total stockholders' equity	244,765	344,157	301,034
Total liabilities and stockholders' equity	$1,274,035	$1,288,458	$1,038,418
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 29, 2022	January 30, 2021
Cash flows from operating activities:
Net loss	$(58,619)	$(87,426)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	36,755	40,563
Content amortization expense	3,984	3,700
Amortization of deferred financing costs	1,087	811
Impairment loss (non-cash)	6,411	27,630
Merchandise inventory loss	434	—
Deferred taxes	330	(7,179)
Stock-based compensation expense	4,463	3,857
Changes in other long-term assets and liabilities, net	260	10,878
Changes in operating lease right-of-use assets and liabilities	1,808	11,937
Changes in other operating assets and liabilities, net	10,988	36,402
Net cash flows provided by operating activities	7,901	41,173
Cash flows from investing activities:
Purchases of property and equipment	(33,393)	(25,910)
Net change in other noncurrent assets	734	335
Net cash flows used in investing activities	(32,659)	(25,575)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	463,220	547,600
Repayments of borrowings under Credit Agreement	(440,420)	(571,500)
Sale of treasury shares	—	10,869
Purchase of treasury shares	(2,370)	(894)
Proceeds from the exercise of stock options, net	256	—
Net cash flows provided by (used in) financing activities	20,686	(13,925)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,072)	1,673
Cash, cash equivalents and restricted cash at beginning of period	16,814	9,008
Cash, cash equivalents and restricted cash at end of period	$12,742	$10,681
Changes in other operating assets and liabilities, net:
Receivables, net	$(129,115)	$(136,323)
Merchandise inventories	(122,968)	(23,672)
Textbook rental inventories	(12,284)	(10)
Prepaid expenses and other current assets	(4,697)	(9,104)
Accounts payable and accrued liabilities	280,052	205,511
Changes in other operating assets and liabilities, net	$10,988	$36,402
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			1,521				1,521
Vested equity awards	514	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					179	(342)	(342)
Net loss				(46,652)			(46,652)
Balance August 1, 2020	52,654	$526	$734,474	$(329,479)	4,021	$(33,243)	$372,278
Stock-based compensation expense			1,180				1,180
Vested equity awards	662	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					231	(539)	(539)
Net income				7,515			7,515
Balance at October 31, 2020	53,316	$533	$735,647	$(321,964)	4,252	$(33,782)	$380,434
Stock-based compensation expense			1,156				1,156
Vested equity awards	11	—	—				—
Sale of treasury shares			(3,784)		(2,308)	14,653	10,869
Shares repurchased for tax withholdings for vested stock awards					4	(13)	(13)
Net loss				(48,289)			(48,289)
Balance at January 30, 2021	53,327	$533	$733,019	$(370,253)	1,948	$(19,142)	$344,157

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 1, 2021	53,327	$533	$734,257	$(414,614)	1,948	$(19,142)	$301,034
Stock-based compensation expense			1,122				1,122
Vested equity awards	338	3	(3)				—
Shares repurchased for tax withholdings for vested stock awards					130	(1,215)	(1,215)
Net loss				(44,346)			(44,346)
Balance July 31, 2021	53,665	$536	$735,376	$(458,960)	2,078	$(20,357)	$256,595
Stock-based compensation expense			1,478				1,478
Vested equity awards	487	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					108	(1,144)	(1,144)
Issuance of common stock upon exercise of stock options	10	—	37				37
Net income				22,528			22,528
Balance October 30, 2021	54,162	$541	$736,886	$(436,432)	2,186	$(21,501)	$279,494
Stock-based compensation expense			1,863				1,863
Vested equity awards	4	—	—				—
Shares repurchased for tax withholdings for vested stock awards					2	(11)	(11)
Issuance of common stock upon exercise of stock options	68	1	219				220
Net loss				(36,801)			(36,801)
Balance January 29, 2022	54,234	$542	$738,968	$(473,233)	2,188	$(21,512)	$244,765
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021, which includes consolidated financial statements for the Company for each of the three fiscal years ended May 1, 2021, May 2, 2020 and April 27, 2019 (Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 13 weeks ended July 31, 2021, and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the 26 weeks ended October 30, 2021.
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
Partnership with Fanatics and FLC
In December 2020, we entered into the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids (FLC's parent company), the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
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
COVID-19 Business Impact
Since the fourth quarter of Fiscal 2020, our business has been significantly negatively impacted by the COVID-19 pandemic, resulting in an unprecedented material decline in revenue. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment for learning in the Fall semester, as well as hosted traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter.
The COVID-19 impact on higher education remains a fluid situation. We are committed to supporting our campus partners through our flexible offerings and our ability to quickly pivot to ensure uninterrupted service as institutions manage the safety of their campuses. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to how to operate our bookstores in the safest manner for our employees and customers. Please see our Part II - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 29, 2022 are not indicative of the results expected for the 52 weeks ending April 30, 2022 (Fiscal 2022).
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
Restricted Cash
As of January 29, 2022 and January 30, 2021, we had restricted cash of $2,775 and $766, respectively, comprised of $1,878 and $0, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement, and $897 and $766, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
As contemplated by the FLC Partnership merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold in the condensed consolidated statement of operations during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the first quarter of Fiscal 2022, at which time, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold in the condensed consolidated statement of operations for the Retail Segment.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

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
For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis. Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021.
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
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
Evaluation of Goodwill and Other Long-Lived Assets
As of January 29, 2022, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2022. In performing the valuation, we used cash flows that reflected management's forecasts and discount rates that included risk adjustments consistent with the current market conditions. The fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of January 29, 2022, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $93,752, $229,259, $133,975, and $24,040, respectively, on our condensed consolidated balance sheet.
Our business has been significantly negatively impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning models and on-campus activities. Many of the trends observed during the Fall 2021 semester continued into the Spring 2022 semester, as fewer students have returned to campus for the Spring semester. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually),

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter. These combined events continue to impact the Company’s course materials and general merchandise business.
During the 13 weeks ended January 29, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,411 (both pre-tax and after-tax), comprised of $739, $1,793, $3,668 and $211 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
During the 13 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630 ($20,506 after-tax), comprised of $5,085, $13,328, $6,278 and $2,939 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 6. Fair Value Measurements.
Income Taxes
As of January 29, 2022, other long-term liabilities includes $25,335 related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index (“CPI”) and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $745 of the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could be payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		36 weeks ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Retail
Product Sales (a)	$340,706	$338,495	$1,076,122	$998,158
Rental Income	25,085	38,111	87,757	92,568
Service and Other Revenue (b)	8,949	11,063	30,282	32,233
Retail Total Sales	$374,740	$387,669	$1,194,161	$1,122,959
Wholesale Sales	$37,039	$39,465	$103,192	$156,146
DSS Sales (c)	$9,430	$7,206	$26,012	$19,025
Eliminations (d)	$(18,411)	$(22,727)	$(52,796)	$(87,018)
Total Sales	$402,798	$411,613	$1,270,569	$1,211,112
(a)Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021.
(b)Service and other revenue primarily relates to brand partnerships and other service revenues.
(c)DSS sales primarily relate to direct-to-student subscription-based revenue.
(d)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of January 29, 2022, January 30, 2021 and May 1, 2021 on our condensed consolidated balance sheets.
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
Deferred revenue of $51,125, $47,166, and $13,469 is recorded in accrued liabilities and $4,466, $3,956, and $4,670 is recorded in other long-term liabilities on our condensed consolidated balance sheets for the periods ended January 29, 2022, January 30, 2021 and May 1, 2021, respectively. As of January 29, 2022, we expect to recognize $51,125 of the deferred revenue balance within the next 12 months. The following table presents changes in deferred revenue associated with our contract liabilities:

	39 weeks ended
	January 29, 2022	January 30, 2021
Deferred revenue at the beginning of period	$18,139	$13,373
Additions to deferred revenue during the period	141,071	148,777
Reductions to deferred revenue for revenue recognized during the period	(103,619)	(111,028)
Deferred revenue balance at the end of period	$55,591	$51,122
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
Retail
The Retail Segment operates 1,441 college, university, and K-12 school bookstores, comprised of 799 physical bookstores and 642 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 799 physical bookstores) and sources and distributes new and used textbooks to our 642 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
Our international operations are not material, and the majority of the revenue and total assets are within the United States.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Sales:
Retail	$374,740	$387,669	$1,194,161	$1,122,959
Wholesale	37,039	39,465	103,192	156,146
DSS	9,430	7,206	26,012	19,025
Elimination	(18,411)	(22,727)	(52,796)	(87,018)
Total Sales	$402,798	$411,613	$1,270,569	$1,211,112

Gross Profit
Retail (a)	$69,161	$53,523	$246,129	$165,170
Wholesale	8,104	10,658	24,129	38,129
DSS	7,932	5,882	21,868	15,290
Elimination	1,764	549	423	(1,830)
Total Gross Profit	$86,961	$70,612	$292,549	$216,759

Depreciation and Amortization
Retail	$8,939	$9,806	$27,015	$30,361
Wholesale	1,396	1,614	4,060	4,231
DSS	1,826	1,863	5,627	5,883
Corporate Services	18	24	53	88
Total Depreciation and Amortization	$12,179	$13,307	$36,755	$40,563

Operating (Loss) Income
Retail	$(30,845)	$(59,996)	$(32,605)	$(107,740)
Wholesale	2,767	4,708	7,750	21,625
DSS	(1,669)	(2,567)	(5,286)	(6,218)
Corporate Services	(5,188)	(7,451)	(20,414)	(22,847)
Elimination	1,800	604	556	(1,704)
Total Operating Loss	$(33,135)	$(64,702)	$(49,999)	$(116,884)

	13 weeks ended		39 weeks ended
Reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Total Operating Loss	$(33,135)	$(64,702)	$(49,999)	$(116,884)
Interest Expense, net	3,051	2,311	7,809	5,876
Loss Before Income Taxes	$(36,186)	$(67,013)	$(57,808)	$(122,760)

(a)    For the 39 weeks ended January 29, 2022, gross margin includes a merchandise inventory loss of $434 in the Retail Segment. See Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
During the 39 weeks ended January 29, 2022, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 3,000,000 shares of our Common Stock, for an aggregate total of 13,409,345 shares.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 weeks ended January 29, 2022, we did not repurchase shares of our Common Stock under the program and as of January 29, 2022, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 29, 2022, we repurchased 239,751 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Sale of Treasury Shares
During the 39 weeks ended January 30, 2021, we entered into a merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability which is recognized over the term of the merchandising contracts for Fanatics and FLC ($211 and $175, respectively, in accrued liabilities, and $3,762 and $3,956, respectively, as of January 29, 2022 and January 30, 2021, in other long-term liabilities our condensed consolidated balance sheet), as discussed in Note 1. Organization - Partnership with Fanatics and FLC.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended January 29, 2022 and January 30, 2021, average shares of 4,233,063 and 4,005,236 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 39 weeks ended January 29, 2022 and January 30, 2021, average shares of 3,295,417 and 3,234,606 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		39 weeks ended
(shares in thousands)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(36,801)	$(48,289)	$(58,619)	$(87,426)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	52,003	50,082	51,714	49,099

Loss per share of Common Stock:
Basic	$(0.71)	$(0.96)	$(1.13)	$(1.78)
Diluted	$(0.71)	$(0.96)	$(1.13)	$(1.78)

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
During the 13 weeks ended January 29, 2022 and January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment and based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,411 (both pre-tax and after-tax), and $27,630 ($20,506 after-tax), respectively, on the condensed consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 2. Summary of Significant Accounting Policies.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	13 and 39 weeks ended January 29, 2022			13 and 39 weeks ended January 30, 2021
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Property and equipment, net	$742	$3	$739	$5,505	$420	$5,085
Operating lease right-of-use assets	3,299	1,506	1,793	26,427	13,099	13,328
Intangible assets, net	3,745	77	3,668	7,723	1,445	6,278
Other noncurrent assets	211	—	211	3,539	600	2,939
Total	$7,997	$1,586	$6,411	$43,194	$15,564	$27,630
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of January 29, 2022, we recorded a liability of $3,666 (Level 2 input) which is reflected in accrued liabilities ($2,397) and other long-term liabilities ($1,269) on the condensed consolidated balance sheet. As of January 30, 2021, we recorded a liability of $1,729 (Level 2 input) which is reflected in accrued liabilities $1,093 and other long-term liabilities $636 on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.
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
As of January 29, 2022, we were in compliance with all debt covenants under the Credit Agreement. On March 4, 2022, we were granted a waiver to the condition to the upcoming draw under the FILO Facility, scheduled for April 2022, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $110,000. Under the waiver amendment, the commitment under the FILO Facility of $25,000 was increased to $40,000, with all remaining terms unchanged.
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
During the 39 weeks ended January 29, 2022, we borrowed $463,220 and repaid $440,420 under the Credit Agreement, with $200,400 of outstanding borrowings as of January 29, 2022, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 30, 2021, we borrowed $547,600 and repaid $571,500 under the Credit Agreement, with $150,800 of outstanding borrowings as of January 30, 2021, comprised entirely of borrowings under the Credit Facility. As of both January 29, 2022 and January 30, 2021, we have issued $4,759 in letters of credit under the Credit Facility.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

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
The following table summarizes lease expense:

	13 weeks ended		39 weeks ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Variable lease expense	$18,306	$27,399	$60,746	$62,081
Operating lease expense	33,838	28,127	99,201	87,558
Net lease expense	$52,144	$55,526	$159,947	$149,639
The increase in lease expense during the 39 weeks ended January 29, 2022 is primarily due to higher sales for contracts based on a percentage of revenue and the impact of the timing and reduction of minimum contractual guarantees due to temporary store closings due to the COVID pandemic during the 39 weeks ended January 30, 2021.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of January 29, 2022:

As of
January 29, 2022
Remainder of Fiscal 2022	$65,338
Fiscal 2023	55,784
Fiscal 2024	44,086
Fiscal 2025	40,366
Fiscal 2026	29,228
Thereafter	72,943
Total lease payments	307,745
Less: imputed interest	(38,048)
Operating lease liabilities at period end	$269,697
Future lease payment obligations related to leases that were entered into, but did not commence as of January 29, 2022, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following summarizes additional information related to our operating leases:

	As of
	January 29, 2022	January 30, 2021
Weighted average remaining lease term (in years)	5.2 years	5.5 years
Weighted average discount rate	4.6%	4.7%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$95,042	$75,851
ROU assets obtained in exchange for lease liabilities from initial recognition	$86,900	$108,873
Note 9. Supplementary Information
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 29, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,411 (both pre-tax and after-tax), comprised of $739, $1,793, $3,668 and $211 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
During the 13 and 39 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27,630, ($20,506 after-tax), comprised of $5,085, $13,328, $6,278 and $2,939 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
For additional information, see Note 2. Summary of Significant Accounting Policies and Note 6. Fair Value Measurements.
Restructuring and other charges
During the 13 and 39 weeks ended January 29, 2022, we recognized restructuring and other charges totaling $46 and $3,785, comprised primarily of $0 and $1,968 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($202 is included in accrued liabilities in the condensed consolidated balance sheet as of January 29, 2022), and $46 and $1,817 for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
During the 13 and 39 weeks ended January 30, 2021, we recognized restructuring and other charges totaling $1,669 and $10,727, respectively, comprised primarily of $1,285 and $5,756, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($4,660 is included in accrued liabilities in the condensed consolidated balance sheet as of January 30, 2021), $384 and $4,971, respectively, for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
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
For the 39 weeks ended January 29, 2022 and January 30, 2021
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
During the 39 weeks ended January 29, 2022, we granted the following awards:
•47,216 restricted stock units ("RSU") awards and 35,412 restricted stock ("RS") awards with a one year vesting period to the Board of Directors ("BOD") members for annual compensation.
•849,366 restricted stock units ("RSU") awards to employees with a three year vesting period.
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
•183,348 phantom share units granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed $32.40 per share. The phantom shares vest and will be settled in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The average fair value on the date of grant was $8.50 per phantom share using risk-free rates ranging from 0.08%-0.53% for the three tranches and annual volatility ranging from 78%-92% for the three tranches. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of January 29, 2022, we recorded a liability of $3,666 (Level 2 input) related to phantom share units grants which is reflected in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 39 weeks ended January 29, 2022 and January 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Stock-based awards
Restricted stock expense	$94	$88	$301	$138
Restricted stock units expense	1,106	786	2,767	3,121
Performance share units expense	28	12	91	217
Stock option expense	635	270	1,304	381
Sub-total stock-based awards:	$1,863	$1,156	$4,463	$3,857
Cash settled awards
Phantom share units expense	$192	$1,505	$5,116	$1,729
Total compensation expense for long-term incentive awards	$2,055	$2,661	$9,579	$5,586
Total unrecognized compensation cost related to unvested awards as of January 29, 2022 was $18,042 and is expected to be recognized over a weighted-average period of 2.6 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,155 and $0 during the 13 weeks ended January 29, 2022 and January 30, 2021, respectively. Total employee benefit expense for these plans was $2,203 and $0 during the 39 weeks ended January 29, 2022 and January 30, 2021, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 12. Income Taxes
We recorded an income tax expense of $615 on pre-tax loss of $(36,186) during the 13 weeks ended January 29, 2022, which represented an effective income tax rate of (1.7)% and an income tax benefit of $(18,724) on pre-tax loss of $(67,013) during the 13 weeks ended January 30, 2021, which represented an effective income tax rate of 27.9%.
We recorded income tax expense of $811 on a pre-tax loss of $(57,808) during the 39 weeks ended January 29, 2022, which represented an effective income tax rate of (1.4)%% and an income tax benefit of $(35,334) on a pre-tax loss of $(122,760) during the 39 weeks ended January 30, 2021, which represented an effective income tax rate of 28.8%.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 29, 2022, we determined that it was more likely than not that we would not realize certain deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
The effective tax rate for the 13 and 39 weeks ended January 29, 2022 is lower as compared to the prior year comparable period due to the assessment of the realization of deferred tax assets and loss carrybacks recorded in the prior year.
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
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”), increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We expect gross general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
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
First Day Inclusive Access Programs
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
•Through First Day, digital course materials are adopted by a faculty member for a single course, and students receive their materials through their learning management system.
•First Day Complete is adopted by an institution and includes all classes, providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sell-through for the bookstore.
Offering courseware sales through our inclusive access First Day and First Day Complete models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has been observed at those schools where such programs have been adopted.

Partnership with Fanatics and FLC
In December 2020, we entered into the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids (FLC's parent company), the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment for learning in the Fall semester, as well as hosted traditional on campus sporting activities , there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine how to operate our bookstores in the safest manner for our employees and customers. If economic conditions caused by the pandemic do not recover as currently estimated by management or market factors currently in place change, there could be a further impact on our results of operations, financial condition and cash flows from operations. For additional information, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
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
Retail Segment
The Retail Segment operates 1,441 college, university, and K-12 school bookstores, comprised of 799 physical bookstores and 642 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 799 physical bookstores) and sources and distributes new and used textbooks to our 642 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 400 college bookstores.
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
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment and other economic factors, such as interest rate fluctuations and inflationary considerations. The broader macro-economic global supply chain issues has impacted our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g. low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Enrollment trends have been negatively impacted overall by COVID-19 concerns at physical campuses. A significant reduction in U.S. economic activity and increased unemployment could lead to decreased enrollment and consumer spending. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
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
Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Sales:
Product sales and other	$377,713	$373,502	$1,182,812	$1,118,544
Rental income	25,085	38,111	87,757	92,568
Total sales	$402,798	$411,613	$1,270,569	$1,211,112

Net loss	$(36,801)	$(48,289)	$(58,619)	$(87,426)

Adjusted Earnings (non-GAAP) (a)	$(28,946)	$(25,572)	$(44,005)	$(56,213)

Adjusted EBITDA by Segment (non-GAAP) (a)
Retail	$(15,386)	$(22,222)	$4,436	$(44,538)
Wholesale	4,163	6,322	11,810	25,856
DSS	1,476	1,005	3,975	3,358
Corporate Services	(5,154)	(6,491)	(19,407)	(17,236)
Elimination	1,800	604	556	(1,704)
Total Adjusted EBITDA (non-GAAP)	$(13,101)	$(20,782)	$1,370	$(34,264)

(a)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Sales:
Product sales and other	93.8%	90.7%	93.1%	92.4%
Rental income	6.2	9.3	6.9	7.6
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	78.8	84.5	78.2	83.5
Rental cost of sales (a)	72.3	66.6	60.5	65.4
Total cost of sales	78.4	82.8	77.0	82.1
Gross margin	21.6	17.2	23.0	17.9
Selling and administrative expenses	25.2	22.5	23.3	21.0
Depreciation and amortization expense	3.0	3.2	2.9	3.3
Impairment loss (non-cash)	1.6	6.7	0.5	2.3
Restructuring and other charges	—	0.4	0.3	0.9
Operating loss	(8.2)%	(15.6)%	(4.0)%	(9.6)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 39 weeks ended January 29, 2022 compared with the 13 and 39 weeks ended January 30, 2021

	13 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$349,655	$37,039	$9,430	$—	$(18,411)	$377,713
Rental income	25,085	—	—	—	—	25,085
Total sales	374,740	37,039	9,430	—	(18,411)	402,798
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	287,435	28,935	1,498	—	(20,175)	297,693
Rental cost of sales	18,144	—	—	—	—	18,144
Total cost of sales	305,579	28,935	1,498	—	(20,175)	315,837
Gross profit	69,161	8,104	7,932	—	1,764	86,961
Selling and administrative expenses	84,626	3,941	7,775	5,154	(36)	101,460
Depreciation and amortization expense	8,939	1,396	1,826	18	—	12,179
Sub-Total:	(24,404)	2,767	(1,669)	(5,172)	1,800	(26,678)
Impairment loss (non-cash)	6,411	—	—	—	—	6,411
Restructuring and other charges	30	—	—	16	—	46
Operating (loss) income	$(30,845)	$2,767	$(1,669)	$(5,188)	$1,800	$(33,135)

	13 weeks ended January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$349,558	$39,465	$7,206	$—	$(22,727)	$373,502
Rental income	38,111	—	—	—	—	38,111
Total sales	387,669	39,465	7,206	—	(22,727)	411,613
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	308,752	28,807	1,324	—	(23,276)	315,607
Rental cost of sales	25,394	—	—	—	—	25,394
Total cost of sales	334,146	28,807	1,324	—	(23,276)	341,001
Gross profit	53,523	10,658	5,882	—	549	70,612
Selling and administrative expenses	75,921	4,336	6,015	6,491	(55)	92,708
Depreciation and amortization expense	9,806	1,614	1,863	24	—	13,307
Sub-Total:	(32,204)	4,708	(1,996)	(6,515)	604	(35,403)
Impairment loss (non-cash)	27,630	—	—	—	—	27,630
Restructuring and other charges	162	—	571	936	—	1,669
Operating (loss) income	$(59,996)	$4,708	$(2,567)	$(7,451)	$604	$(64,702)

	39 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,106,404	$103,192	$26,012	$—	$(52,796)	$1,182,812
Rental income	87,757	—	—	—	—	87,757
Total sales	1,194,161	103,192	26,012	—	(52,796)	1,270,569
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	894,936	79,063	4,144	—	(53,219)	924,924
Rental cost of sales	53,096	—	—	—	—	53,096
Total cost of sales	948,032	79,063	4,144	—	(53,219)	978,020
Gross profit	246,129	24,129	21,868	—	423	292,549
Selling and administrative expenses	242,477	12,319	21,527	19,407	(133)	295,597
Depreciation and amortization expense	27,015	4,060	5,627	53	—	36,755
Sub-Total:	(23,363)	7,750	(5,286)	(19,460)	556	(39,803)
Impairment loss (non-cash)	6,411	—	—	—	—	6,411
Restructuring and other charges	2,831	—	—	954	—	3,785
Operating (loss) income	$(32,605)	$7,750	$(5,286)	$(20,414)	$556	$(49,999)

	39 weeks ended January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,030,391	$156,146	$19,025	$—	$(87,018)	$1,118,544
Rental income	92,568	—	—	—	—	92,568
Total sales	1,122,959	156,146	19,025	—	(87,018)	1,211,112
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	897,283	118,017	3,735	—	(85,188)	933,847
Rental cost of sales	60,506	—	—	—	—	60,506
Total cost of sales	957,789	118,017	3,735	—	(85,188)	994,353
Gross profit	165,170	38,129	15,290	—	(1,830)	216,759
Selling and administrative expenses	210,286	12,273	15,054	17,236	(126)	254,723
Depreciation and amortization expense	30,361	4,231	5,883	88	—	40,563
Sub-Total:	(75,477)	21,625	(5,647)	(17,324)	(1,704)	(78,527)
Impairment loss (non-cash)	27,630	—	—	—	—	27,630
Restructuring and other charges	4,633	—	571	5,523	—	10,727
Operating (loss) income	$(107,740)	$21,625	$(6,218)	$(22,847)	$(1,704)	$(116,884)

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 29, 2022 and January 30, 2021:

	13 weeks ended			39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	%	January 29, 2022	January 30, 2021	%
Product sales and other	$377,713	$373,502	1.1%	$1,182,812	$1,118,544	5.7%
Rental income	25,085	38,111	(34.2)%	87,757	92,568	(5.2)%
Total Sales	$402,798	$411,613	(2.1)%	$1,270,569	$1,211,112	4.9%
Sales decreased by $8.8 million, or 2.1%, to $402.8 million during the 13 weeks ended January 29, 2022 from $411.6 million during the 13 weeks ended January 30, 2021. The decrease is related to lower course material sales primarily due to lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings in response to the latest COVID variant. The decrease in sales is also due to lower logo and emblematic sales as they are reflected in sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For additional information, see Retail Sales discussion below.
Sales increased by $59.5 million, or 4.9%, to $1,270.6 million during the 39 weeks ended January 29, 2022 from $1,211.1 million during the 39 weeks ended January 30, 2021. The sales increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. The increase is offset by lower sales primarily due to lower enrollments, primarily at community colleges and by international students, the continuation of remote and hybrid class offerings and lower logo and emblematic sales as they are reflected in sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For additional information, see Retail Sales discussion below.

The components of the variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended		39 weeks ended
Dollars in millions	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Retail Sales
New stores	$17.3	$17.3	$53.9	$52.7
Closed stores	(7.4)	(8.3)	(28.7)	(32.2)
Comparable stores (a)	(10.2)	(83.3)	57.2	(384.0)
Textbook rental deferral	(11.5)	1.6	(8.1)	11.7
Service revenue (b)	(2.1)	1.8	(2.0)	(1.9)
Other (c)	1.0	0.6	(1.1)	2.2
Retail sales subtotal:	$(12.9)	$(70.3)	$71.2	$(351.5)
Wholesale Sales	$(2.4)	$(27.5)	$(53.0)	$(23.4)
DSS Sales	$2.2	$0.8	$7.0	$2.0
Eliminations (d)	$4.3	$6.3	$34.3	$(10.2)
Total sales variance:	$(8.8)	$(90.7)	$59.5	$(383.1)
(a)    In December 2020, we entered into merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”). Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For Retail Gross Comparable Store Sales details, see below.
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
Retail
Retail sales decreased by $12.9 million, or 3.3%, to $374.7 million during the 13 weeks ended January 29, 2022 from $387.7 million during the 13 weeks ended January 30, 2021. Retail sales increased by $71.2 million, or 6.3%, to $1,194.2 million during the 39 weeks ended January 29, 2022 from $1,123.0 million during the 39 weeks ended January 30, 2021.
Retail added 82 new stores and closed 58 stores during the 39 weeks ended January 29, 2022, ending the period with a total of 1,441 stores.

	13 weeks ended				39 weeks ended
	January 29, 2022		January 30, 2021		January 29, 2022		January 30, 2021
Number of Stores:	Physical	Virtual	Physical	Virtual	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	794	651	769	671	769	648	772	647
Opened	6	—	—	7	47	35	30	58
Closed	1	9	4	2	17	41	37	29
Number of stores at end of period	799	642	765	676	799	642	765	676

Product and other sales and Rental income are impacted by comparable store sales, the growth of First Day Complete, new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by overall enrollment declines in higher education. Although most four year schools returned to a traditional on-campus environment for learning in the Fall semester, as well as hosted traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, and the continuation of remote and hybrid class offerings. While many conferences resumed their sport activities, other on campus events, such as Parent's Weekends or Alumni events, continue to be either eliminated or severely restricted, which further impacted the company’s general merchandise business. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter.
Product and other sales for Retail for the 13 weeks ended January 29, 2022 remained flat at $349.6 million during the 13 weeks ended January 30, 2021. Rental income for Retail for the 13 weeks ended January 29, 2022 decreased by $13.0 million, or 34.2% to $25.1 million from $38.1 million during the 13 weeks ended January 30, 2021. During the 13 weeks ended January 29, 2022, course material sales and rentals were impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings, which was somewhat mitigated by the growth of First Day Complete.
Product and other sales for Retail for the 39 weeks ended January 29, 2022 increased by $76.0 million, or 7.4% to $1,106.4 million from $1,030.4 million during the 39 weeks ended January 30, 2021. Rental income for Retail for the 39 weeks ended January 29, 2022 decreased by $4.8 million, or 5.2% to $87.8 million from $92.6 million during the 39 weeks ended January 30, 2021. The overall Retail sales increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. Course material sales were also impacted by to lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
During the 13 weeks ended January 29, 2022, Retail Gross Comparable Store textbook sales decreased by 4.0%, as compared to an 8.1% decline a year ago. During the 39 weeks ended January 29, 2022, Retail Gross Comparable Store textbook sales increased by 2.0%, as compared to a 14.3% decline a year ago, when the majority of our stores had temporarily closed due to the COVID-19 pandemic. See Retail Gross Comparable Store Sales discussion below. Course material declines were mitigated by the growth of First Day (our inclusive access program), digital and eTextbook revenue increases, due to a shift to lower cost options and more affordable solutions, including digital offerings. For the 2022 Spring term, First Day Complete was offered through 76 campus bookstores compared to 14 campus bookstores in the prior year, at schools with over 380,000 in total undergraduate enrollment, up from approximately 62,000 in total undergraduate enrollment in the 2021 Spring term. Revenue for both of our First Day models increased to $76.1 million during the third quarter of Fiscal 2022, as compared to $46.4 million in the prior year period. Revenue for both of our First Day models increased to $199.2 million during Fiscal 2022, as compared to $108.9 million in the prior year period.
During the 13 and 39 weeks ended January 29, 2022, logo and emblematic sales are reflected in sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the prior year period. See Retail Gross Comparable Store Sales discussion below. During the 13 weeks ended January 29, 2022, Retail Gross Comparable Store general merchandise sales increased by 59.1%, as compared to a 45.8% decline a year ago. During the 39 weeks ended January 29, 2022, Retail Gross Comparable Store general merchandise sales increased by 82.0%, as compared to a 54.9% decline a year ago. Both results during both periods benefited greatly from the return to an on campus learning experience and the resumption of many activities and events. Sales for general merchandise, including on-campus cafe and convenience products, and trade merchandise have increased compared to the prior year, when sales were impacted by the temporary store closings due to the COVID-19 pandemic. However, general merchandise sales are still impacted by fewer students returning to campus, as many schools implemented a remote or hybrid learning model and curtailed on-campus classes and activities.
Retail Gross Comparable Store Sales
To supplement the Total Sales table presented above, the Company uses Retail Gross Comparable Store Sales as a key performance indicator. Retail Gross Comparable Store Sales includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from permanently closed stores for all periods presented. For Retail Gross Comparable Store Sales, sales for logo and emblematic general merchandise fulfilled by FLC, Fanatics and digital agency sales are included on a gross basis for consistent year-over-year comparison.
Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021.
We believe the current Retail Gross Comparable Store Sales calculation method reflects management’s view that such comparable store sales are an important measure of the growth in sales when evaluating how established stores have performed over time. We present this metric as additional useful information about the Company’s operational and financial performance and to allow greater transparency with respect to important metrics used by management for operating and financial decision-

making. Retail Gross Comparable Store Sales are also referred to as "same-store" sales by others within the retail industry and the method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies and is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Retail Gross Comparable Store Sales variances for Retail by category for the 13 and 39 week periods are as follows:

	13 weeks ended				39 weeks ended
Dollars in millions	January 29, 2022		January 30, 2021		January 29, 2022		January 30, 2021
Textbooks (Course Materials)	$(11.9)	(4.0)%	$(25.0)	(8.1)%	$17.4	2.0%	$(136.1)	(14.3)%
General Merchandise	41.2	59.1%	(58.0)	(45.8)%	164.5	82.0%	(242.2)	(54.9)%
Trade Books	1.6	48.5%	(5.5)	(61.1)%	5.0	61.6%	(19.4)	(69.3)%
Total Retail Gross Comparable Store Sales	$30.9	8.4%	$(88.5)	(19.9)%	$186.9	17.6%	$(397.7)	(28.0)%
Consistent with prior years and further exacerbated by some delayed start dates, the Spring Rush period extended beyond the quarter into the fourth quarter. Factoring in the fiscal month of February into the third quarter, which includes rental deferred revenue for our First Day programs, Retail gross comparable store sales increased by approximately 18.8%.
Wholesale
Wholesale sales decreased by $2.4 million, or 6.1% to $37.0 million during the 13 weeks ended January 29, 2022 from $39.5 million during the 13 weeks ended January 30, 2021. Wholesale sales decreased by $53.0 million, or 33.9% to $103.2 million during the 39 weeks ended January 29, 2022 from $156.1 million during the 39 weeks ended January 30, 2021. The decrease is primarily due to lower gross sales impacted by the COVID-19 pandemic, including supply constraints resulting from the lack of on campus textbook buyback opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by lower returns and allowances. During the prior year period, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures, whereas the sales shifted back to the physical bookstores in the current period.
DSS
DSS total sales increased by $2.2 million, or 30.9% to $9.4 million during the 13 weeks ended January 29, 2022 from $7.2 million during the 13 weeks ended January 30, 2021. DSS total sales increased by $7.0 million, or 36.7% to $26.0 million during the 39 weeks ended January 29, 2022 from $19.0 million during the 39 weeks ended January 30, 2021. Sales increased primarily due to an increase in subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 78.4% during the 13 weeks ended January 29, 2022 compared to 82.8% during the 13 weeks ended January 30, 2021. Our gross margin increased by $16.4 million, or 23.2%, to $87.0 million, or 21.6% of sales, during the 13 weeks ended January 29, 2022 from $70.6 million, or 17.2% of sales during the 13 weeks ended January 30, 2021.
Our cost of sales decreased as a percentage of sales to 77.0% during the 39 weeks ended January 29, 2022 compared to 82.1% during the 39 weeks ended January 30, 2021. Our gross margin increased by $75.8 million, or 35.0%, to $292.5 million, or 23.0% of sales, during the 39 weeks ended January 29, 2022 from $216.7 million, or 17.9% of sales during the 39 weeks ended January 30, 2021. During the 39 weeks ended January 29, 2022, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment discussed below. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales for the 13 and 39 weeks ended January 29, 2022 and January 30, 2021:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2022	% of Related Sales	January 30, 2021	% of Related Sales	January 29, 2022	% of Related Sales	January 30, 2021	% of Related Sales
Product and other cost of sales	$287,435	82.2%	$308,752	88.3%	$894,936	80.9%	$897,283	87.1%
Rental cost of sales	18,144	72.3%	25,394	66.6%	53,096	60.5%	60,506	65.4%
Total Cost of Sales	$305,579	81.5%	$334,146	86.2%	$948,032	79.4%	$957,789	85.3%

The following table summarizes the Retail gross margin for the 13 and 39 weeks ended January 29, 2022 and January 30, 2021:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2022	% of Related Sales	January 30, 2021	% of Related Sales	January 29, 2022	% of Related Sales	January 30, 2021	% of Related Sales
Product and other gross margin	$62,220	17.8%	$40,806	11.7%	$211,468	19.1%	$133,108	12.9%
Rental gross margin	6,941	27.7%	12,717	33.4%	34,661	39.5%	32,062	34.6%
Gross Margin	$69,161	18.5%	$53,523	13.8%	$246,129	20.6%	$165,170	14.7%
For the 13 weeks ended January 29, 2022, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (610 basis points), driven primarily by a favorable sales mix (450 basis points) due to higher general merchandise sales, higher margin rates (295 basis points) due to lower inventory reserves and lower markdowns, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (135 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin decreased (570 basis points), driven primarily by lower rental margin rates (1,380 basis points) and unfavorable rental mix (275 basis points), partially offset by lower contract costs as a percentage of sales related to our college and university contracts (1,080 basis points).
For the 39 weeks ended January 29, 2022, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (620 basis points), driven primarily by a favorable sales mix (465 basis points) due to higher general merchandise sales, higher margin rates (200 basis points) due to lower inventory reserves and lower markdowns, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts and an inventory merchandise loss of $0.4 million (5 basis points) related to the final sale of our logo and emblematic general merchandise inventory below cost to FLC.
•Rental gross margin increased (490 basis points), driven primarily by lower contract costs as a percentage of sales related to our college and university contracts (685 basis points) and a favorable rental mix (45 basis points), partially offset by lower rental margin rates (240 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $28.9 million, or 78.1% of sales, and $8.1 million, or 21.9% of sales, respectively, during the 13 weeks ended January 29, 2022. The cost of sales and gross margin for Wholesale was $28.8 million or 73.0% of sales and $10.7 million or 27.0% of sales, respectively, during the 13 weeks ended January 30, 2021.
The cost of sales and gross margin for Wholesale were $79.1 million, or 76.6% of sales, and $24.1 million, or 23.4% of sales, respectively, during the 39 weeks ended January 29, 2022. The cost of sales and gross margin for Wholesale was $118.0 million or 75.6% of sales and $38.1 million or 24.4% of sales, respectively, during the 39 weeks ended January 30, 2021.
The gross margin rate decreased during the 13 and 39 weeks ended January 29, 2022 primarily due to the unfavorable impact of returns and allowances and higher markdowns, partially offset by a favorable sales mix.
DSS
The gross margin for the DSS segment was $7.9 million, or 84.1% of sales, during the 13 weeks ended January 29, 2022 and $5.9 million, or 81.6% of sales, during the 13 weeks ended January 30, 2021. The gross margin for the DSS segment was $21.9 million, or 84.1% of sales, during the 39 weeks ended January 29, 2022 and $15.3 million, or 80.4% of sales, during the 39 weeks ended January 30, 2021. The high gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 13 weeks ended January 29, 2022 and January 30, 2021, our sales eliminations were $(18.4) million and $(22.7) million, respectively. During the 39 weeks ended January 29, 2022 and January 30, 2021, our sales eliminations were $(52.8) million and $(87.0) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended January 29, 2022 and January 30, 2021, the cost of sales eliminations were $(20.2) million and $(23.3) million, respectively. During the 39 weeks ended January 29, 2022 and January 30, 2021, the cost of sales eliminations were $(53.2) million and $(85.2) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended January 29, 2022 and January 30, 2021, the gross margin eliminations were $1.8 million and $0.5 million, respectively. During the 39 weeks ended January 29, 2022 and January 30, 2021, the gross margin eliminations were $0.4 million and $(1.8) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2022	% of Sales	January 30, 2021	% of Sales	January 29, 2022	% of Sales	January 30, 2021	% of Sales
Total Selling and Administrative Expenses	$101,460	25.2%	$92,708	22.5%	$295,597	23.3%	$254,723	21.0%
During the 13 weeks ended January 29, 2022, selling and administrative expenses increased by $8.8 million, or 9.4%, to $101.5 million from $92.7 million during the 13 weeks ended January 30, 2021. During the 39 weeks ended January 29, 2022, selling and administrative expenses increased by $40.9 million, or 16.0%, to $295.6 million from $254.7 million during the 39 weeks ended January 30, 2021. The variances by segment are discussed by segment below.
The increase in selling and administrative expenses is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. Additionally, during the 13 and 39 weeks ended January 29, 2022, long-term incentive compensation expense decreased by $0.6 million and increased by $4.0 million, respectively, primarily related to cash-settled phantom share unit awards which are remeasured at the end of each reporting period to reflect current assumptions, including changes in the our common stock price.
Retail
During the 13 weeks ended January 29, 2022, Retail selling and administrative expenses increased by $8.7 million, or 11.5%, to $84.6 million from $75.9 million during the 13 weeks ended January 30, 2021. This increase was primarily due to a $7.4 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, and a $1.3 million increase in corporate payroll, infrastructure and product development costs. The payroll increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
During the 39 weeks ended January 29, 2022, Retail selling and administrative expenses increased by $32.2 million, or 15.3%, to $242.5 million from $210.3 million during the 39 weeks ended January 30, 2021. This increase was primarily due to a $29.8 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, a $0.9 million increase in incentive plan compensation expense related to phantom share awards as discussed above, and a $1.5 million increase in corporate payroll, infrastructure and product development costs. The payroll increase is primarily related to the impact from re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
Wholesale
Wholesale selling and administrative expenses decreased by $0.4 million, or 9.1%, to $3.9 million from $4.3 million during the 13 weeks ended January 30, 2021, primarily driven by lower payroll and operating costs. Wholesale selling and administrative expenses remained flat at $12.3 million for both the 39 weeks ended January 29, 2022 and January 30, 2021, as lower payroll and operating costs were offset by higher incentive plan compensation expense related to phantom share awards, as discussed above.
DSS
During the 13 weeks ended January 29, 2022, DSS selling and administrative expenses increased by $1.8 million, or 29.3%, to $7.8 million from $6.0 million during the 13 weeks ended January 30, 2021. During the 39 weeks ended January 29, 2022, DSS selling and administrative expenses increased by $6.5 million, or 43.0%, to $21.5 million from $15.0 million during the 39 weeks ended January 30, 2021. The increase in costs was primarily driven by higher compensation-related expense, higher operating costs invested in the business associated with higher product development and sales costs aimed at increasing revenue, and higher incentive plan compensation expense related to phantom share awards, as discussed above.

Corporate Services
During the 13 weeks ended January 29, 2022, Corporate Services' selling and administrative expenses decreased by $1.3 million, or 20.6%, to $5.2 million during the 13 weeks ended January 29, 2022 from $6.5 million during the 13 weeks ended January 30, 2021. The decrease was primarily due to lower compensation-related expense of $1.5 million and lower incentive plan compensation expense related to phantom share awards of $0.4 million, as discussed above, partially offset by higher operating costs of $0.6 million.
During the 39 weeks ended January 29, 2022, Corporate Services' selling and administrative expenses increased by $2.2 million, or 12.6%, to $19.4 million from $17.2 million during the 39 weeks ended January 30, 2021. The increase was primarily due to higher incentive plan compensation expense related to phantom share awards of $2.6 million, as discussed above, and higher operating costs of $1.1 million, partially offset by lower compensation-related expense of $1.5 million.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2022	% of Sales	January 30, 2021	% of Sales	January 29, 2022	% of Sales	January 30, 2021	% of Sales
Total Depreciation and Amortization Expense	$12,179	3.0%	$13,307	3.2%	$36,755	2.9%	$40,563	3.3%
Depreciation and amortization expense decreased by $1.1 million, or 8.5%, to $12.2 million during the 13 weeks ended January 29, 2022 from $13.3 million during the 13 weeks ended January 30, 2021. Depreciation and amortization expense decreased by $3.8 million, or 9.4%, to $36.8 million during the 39 weeks ended January 29, 2022 from $40.6 million during the 39 weeks ended January 30, 2021.The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during the third quarter of Fiscal 2021.
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 29, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.4 million (both pre-tax and after-tax), comprised of $0.7 million, $1.8 million, $3.7 million and $0.2 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
During the 13 and 39 weeks ended January 30, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27.6 million ($20.5 million after-tax), comprised of $5.1 million, $13.3 million, $6.3 million and $2.9 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 6. Fair Value Measurements.
Restructuring and other charges
During the 39 weeks ended January 29, 2022, we recognized restructuring and other charges totaling $3.8 million, comprised primarily of $2.0 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives and $1.8 million for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
During the 13 and 39 weeks ended January 30, 2021, we recognized restructuring and other charges totaling $1.7 million and $10.7 million, respectively, comprised primarily of $1.3 million and $5.8 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $0.4 million and $4.9 million, respectively, for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.

Operating Loss

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2022	% of Sales	January 30, 2021	% of Sales	January 29, 2022	% of Sales	January 30, 2021	% of Sales
Total Operating Loss	$(33,135)	(8.2)%	$(64,702)	(15.6)%	$(49,999)	(4.0)%	$(116,884)	(9.6)%
Our operating loss was $(33.1) million during the 13 weeks ended January 29, 2022, compared to operating loss of $(64.7) million during the 13 weeks ended January 30, 2021. The decrease in operating loss is due to the matters discussed above. For the 13 weeks ended January 29, 2022, excluding the $6.4 million of impairment loss (non-cash) discussed above, operating loss was $(26.7) million (or (6.6)% of sales). For the 13 weeks ended January 30, 2021, excluding the $27.6 million of impairment loss (non-cash) and the $1.7 million of restructuring and other charges, discussed above, operating loss was $(35.4) million (or (8.6)% of sales).
Our operating loss was $(50.0) million during the 39 weeks ended January 29, 2022, compared to an operating loss of $(116.9) million during the 39 weeks ended January 30, 2021. The decrease in operating loss is due to the matters discussed above. For the 39 weeks ended January 29, 2022, excluding the $0.4 million of merchandise inventory loss, $6.4 million of impairment loss (non-cash), and the $3.8 million of restructuring and other charges discussed above, operating loss was $(39.4) million (or (3.1)% of sales). For the 39 weeks ended January 30, 2021, excluding the $27.6 million of impairment loss (non-cash) and the $10.7 million of restructuring and other charges, discussed above, operating loss was $(78.5) million (or (6.5)% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Interest Expense, Net	$3,051	$2,311	$7,809	$5,876
Net interest expense increased by $0.7 million, or 32.0%, to $3.1 million during the 13 weeks ended January 29, 2022 from $2.3 million during the 13 weeks ended January 30, 2021. Net interest expense increased by $1.9 million, or 32.9%, to $7.8 million during the 39 weeks ended January 29, 2022 from $5.9 million during the 39 weeks ended January 30, 2021. The increase was primarily due to higher borrowings compared to the prior year.
Income Tax Expense (Benefit)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2022	Effective Rate	January 30, 2021	Effective Rate	January 29, 2022	Effective Rate	January 30, 2021	Effective Rate
Income Tax Expense (Benefit)	$615	(1.7)%	$(18,724)	27.9%	$811	(1.4)%	$(35,334)	28.8%
We recorded an income tax expense of $0.6 million on pre-tax loss of $(36.2) million during the 13 weeks ended January 29, 2022, which represented an effective income tax rate of (1.7)% and we recorded an income tax benefit of $(18.7) million on a pre-tax loss of $(67.0) million during the 13 weeks ended January 30, 2021, which represented an effective income tax rate of 27.9%.
We recorded income tax expense of $0.8 million on a pre-tax loss of $(57.8) million during the 39 weeks ended January 29, 2022, which represented an effective income tax rate of (1.4)% and we recorded an income tax benefit of $(35.3) million on a pre-tax loss of $(122.8) million during the 39 weeks ended January 30, 2021, which represented an effective income tax rate of 28.8%.
The effective tax rate for the 13 and 39 weeks ended January 29, 2022 is lower as compared to the comparable prior year due to the assessment of the realization of deferred tax assets and loss carrybacks recorded in the prior year.

Net Loss

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net loss	$(36,801)	$(48,289)	$(58,619)	$(87,426)
As a result of the factors discussed above, net loss was $(36.8) million during the 13 weeks ended January 29, 2022, compared with net loss of $(48.3) million during the 13 weeks ended January 30, 2021. As a result of the factors discussed above, net loss was $(58.6) million during the 39 weeks ended January 29, 2022, compared with net loss of $(87.4) million during the 39 weeks ended January 30, 2021.
Adjusted Earnings (non-GAAP) is $(28.9) million during the 13 weeks ended January 29, 2022, compared with $(25.6) million during the 13 weeks ended January 30, 2021. Adjusted Earnings (non-GAAP) is $(44.0) million during the 39 weeks ended January 29, 2022, compared with $(56.2) million during the 39 weeks ended January 30, 2021. See Adjusted Earnings (non-GAAP) discussion below.
Use of Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA, Adjusted EBITDA by Segment, and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, Adjusted EBITDA by Segment, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income adjusted for certain reconciling items that are subtracted from or added to net income (loss). We define Adjusted EBITDA as net income (loss) plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income (loss). We define Free Cash Flow as Cash Flows from Operating Activities less capital expenditures, cash interest and cash taxes.
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q, the reconciliation of Adjusted Earnings to net income (loss), the reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss), and the reconciliation of Adjusted EBITDA by Segment to net income (loss) by segment, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
These non-GAAP financial measures are not intended as substitutes for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of these non-GAAP financial measures may be different from similarly named measures used by other companies, limiting their usefulness for comparison purposes.
We review these non-GAAP financial measures as internal measures to evaluate our performance at a consolidated level and at a segment level and manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as they exclude certain items that management believes do not reflect the ordinary performance of our operations in a particular period. Our Board of Directors and management also use Adjusted EBITDA and Adjusted EBITDA by Segment, at a consolidated and at a segment level, as one of the primary methods for planning and forecasting expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. Management also uses Adjusted EBITDA by Segment to determine segment capital allocations. We believe that the inclusion of Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment results provides investors useful and important information regarding our operating results, in a manner that is consistent with management's evaluation of business performance. We believe that Free Cash Flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements and assists investors in their understanding of our operating profitability and liquidity as we manage the business to maximize margin and cash flow.

Consolidated Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net loss	$(36,801)	$(48,289)	$(58,619)	$(87,426)
Reconciling items, after-tax (below)	7,855	22,717	14,614	31,213
Adjusted Earnings (non-GAAP)	$(28,946)	$(25,572)	$(44,005)	$(56,213)

Reconciling items, pre-tax
Impairment loss (non-cash) (a)	$6,411	$27,630	$6,411	$27,630
Merchandise inventory loss (a)	—	—	434	—
Content amortization (non-cash)	1,398	1,314	3,984	3,700
Restructuring and other charges (a)	46	1,669	3,785	10,727
Reconciling items, pre-tax	7,855	30,613	14,614	42,057
Less: Pro forma income tax impact (a)(b)	—	7,896	—	10,844
Reconciling items, after-tax	$7,855	$22,717	$14,614	$31,213
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.
Consolidated Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net loss	$(36,801)	$(48,289)	$(58,619)	$(87,426)
Add:
Depreciation and amortization expense	12,179	13,307	36,755	40,563
Interest expense, net	3,051	2,311	7,809	5,876
Income tax expense (benefit)	615	(18,724)	811	(35,334)
Impairment loss (non-cash) (a)	6,411	27,630	6,411	27,630
Merchandise inventory loss (a)	—	—	434	—
Content amortization (non-cash)	1,398	1,314	3,984	3,700
Restructuring and other charges (a)	46	1,669	3,785	10,727
Adjusted EBITDA (non-GAAP)	$(13,101)	$(20,782)	$1,370	$(34,264)
(a)     See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 and 39 weeks ended January 29, 2022 and January 30, 2021.

Adjusted EBITDA - by Segment	13 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(30,845)	$2,767	$(1,669)	$(8,854)	$1,800	$(36,801)
Add:
Depreciation and amortization expense	8,939	1,396	1,826	18	—	12,179
Interest expense, net	—	—	—	3,051	—	3,051
Income tax expense	—	—	—	615	—	615
Impairment loss (non-cash) (a)	6,411	—	—	—	—	6,411
Merchandise inventory loss (a)	—	—	—	—	—	—
Content amortization (non-cash)	79	—	1,319	—	—	1,398
Restructuring and other charges (a)	30	—	—	16	—	46
Adjusted EBITDA (non-GAAP)	$(15,386)	$4,163	$1,476	$(5,154)	$1,800	$(13,101)

Adjusted EBITDA - by Segment	13 weeks ended January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(59,996)	$4,708	$(2,567)	$8,962	$604	$(48,289)
Add:
Depreciation and amortization expense	9,806	1,614	1,863	24	—	13,307
Interest expense, net	—	—	—	2,311	—	2,311
Income tax benefit	—	—	—	(18,724)	—	(18,724)
Impairment loss (non-cash) (a)	27,630	—	—	—	—	27,630
Merchandise inventory loss (a)		—	—	—	—	—
Content amortization (non-cash)	176	—	1,138	—	—	1,314
Restructuring and other charges (a)	162	—	571	936	—	1,669
Adjusted EBITDA (non-GAAP)	$(22,222)	$6,322	$1,005	$(6,491)	$604	$(20,782)

Adjusted EBITDA - by Segment	39 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(32,605)	$7,750	$(5,286)	$(29,034)	$556	$(58,619)
Add:
Depreciation and amortization expense	27,015	4,060	5,627	53	—	36,755
Interest expense, net	—	—	—	7,809	—	7,809
Income tax expense	—	—	—	811	—	811
Impairment loss (non-cash) (a)	6,411	—	—	—	—	6,411
Merchandise inventory loss (a)	434	—	—	—	—	434
Content amortization (non-cash)	350	—	3,634	—	—	3,984
Restructuring and other charges (a)	2,831	—	—	954	—	3,785
Adjusted EBITDA (non-GAAP)	$4,436	$11,810	$3,975	$(19,407)	$556	$1,370

Adjusted EBITDA - by Segment	39 weeks ended January 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(107,740)	$21,625	$(6,218)	$6,611	$(1,704)	$(87,426)
Add:
Depreciation and amortization expense	30,361	4,231	5,883	88	—	40,563
Interest expense, net	—	—	—	5,876	—	5,876
Income tax benefit	—	—	—	(35,334)	—	(35,334)
Impairment loss (non-cash) (a)	27,630	—	—	—	—	27,630
Merchandise inventory loss (a)		—	—	—	—	—
Content amortization (non-cash)	578	—	3,122	—	—	3,700
Restructuring and other charges (a)	4,633	—	571	5,523	—	10,727
Adjusted EBITDA (non-GAAP)	$(44,538)	$25,856	$3,358	$(17,236)	$(1,704)	$(34,264)

(a) Interest expense is reflected in Corporate Services as it is primarily related to our Credit Agreement which funds our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
Free Cash Flow (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net cash flows (used in) provided by operating activities	$(16,241)	$(50,213)	$7,901	$41,173
Less:
Capital expenditures (a)	12,129	9,713	33,393	25,910
Cash interest	2,320	1,685	5,982	4,885
Cash taxes	(38)	14	(7,816)	6,036
Free Cash Flow (non-GAAP)	$(30,652)	$(61,625)	$(23,658)	$4,342
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

Capital Expenditures	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Physical store capital expenditures	$5,081	$1,238	$12,561	$7,200
Product and system development	4,398	4,288	11,878	9,514
Content development costs	2,037	2,260	6,749	5,088
Other	613	1,927	2,205	4,108
Total Capital Expenditures	$12,129	$9,713	$33,393	$25,910

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of January 29, 2022, we had $200.4 million outstanding borrowings under the Credit Agreement. See Financing Arrangements discussion below.
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment for learning in the Fall semester, as well as hosted traditional on campus sporting activities , there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter.
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
Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 29, 2022	January 30, 2021
Cash, cash equivalents, and restricted cash at beginning of period	$16,814	$9,008
Net cash flows provided by operating activities	7,901	41,173
Net cash flows used in investing activities	(32,659)	(25,575)
Net cash flows provided by (used in) financing activities	20,686	(13,925)
Cash, cash equivalents, and restricted cash at end of period	$12,742	$10,681
As of January 29, 2022 and January 30, 2021, we had restricted cash of $2.8 million and $0.8 million, respectively, comprised of $1.9 million and $0, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $0.9 million and $0.8 million, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. When a school adopts our First Day inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during the 39 weeks ended January 29, 2022 were $7.9 million compared to $41.2 million during the 39 weeks ended January 30, 2021. This decrease in cash used in operating activities of $33.3 million was primarily due to changes in working capital, including higher accounts receivables and higher inventory purchases, partially offset by higher earnings of $28.8 million in the current year period compared to the prior year period and lower tax payments of $13.8 million compared to the prior year period as discussed below. Our operations were highly impacted by COVID-19 related campus store closures in the prior year period, resulting in lower operating costs and lower inventory purchases.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 39 weeks ended January 29, 2022 were $(32.7) million compared to $(25.6) million during the 39 weeks ended January 30, 2021. The increase in cash used in investing activities is primarily due to higher capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, renewing existing contracts and new store construction. Capital expenditures totaled $33.4 million and $25.9 million during the 39 weeks ended January 29, 2022 and January 30, 2021, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 39 weeks ended January 29, 2022 were $20.7 million compared to cash flows used in financing activities of $(13.9) million during the 39 weeks ended January 30, 2021. This net change of $34.6 million is primarily due to higher net borrowings under the credit agreement, offset by the sale of treasury shares of $10.9 million during the 39 weeks ended January 30, 2021.
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
As of January 29, 2022, we were in compliance with all debt covenants under the Credit Agreement. On March 4, 2022, we were granted a waiver to the condition to the upcoming draw under the FILO Facility, scheduled for April 2022, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $110.0 million. Under the waiver amendment, the commitment under the FILO Facility of $25.0 million was increased to $40.0 million, with all remaining terms unchanged.
During the 39 weeks ended January 29, 2022, we borrowed $463.2 million and repaid $440.4 million under the Credit Agreement, with $200.4 million of outstanding borrowings as of January 29, 2022, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 30, 2021, we borrowed $547.6 million and repaid $571.5 million under the Credit Agreement, with $150.8 million of outstanding borrowings as of January 30, 2021, comprised entirely of outstanding borrowings under the Credit Facility. As of both January 29, 2022 and January 30, 2021, we have issued $4.8 million in letters of credit under the Credit Facility.

For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Income Tax Implications on Liquidity
As of January 29, 2022, other long-term liabilities includes $25.3 million related to the long-term tax payable associated with the LIFO reserve. The LIFO reserve is impacted by changes in the consumer price index ("CPI") and is dependent on the inventory levels at the end of our tax year (on or about January 31st) which is in the middle of our second largest selling cycle. At the end of the most recent tax year, inventory levels declined as compared to the prior year resulting in approximately $0.7 million of the income taxes associated with the LIFO reserve becoming currently payable. Given recent trends relating to the pricing and rental of textbooks, management believes that an additional portion of the remaining long-term tax payable associated with the LIFO reserve could become payable within the next twelve months. We are unable to predict future trends for CPI and inventory levels, therefore it is difficult to project with reasonable certainty how much of this liability will become payable within the next twelve months.
We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We received a $7.8 million refund in the second quarter of Fiscal 2022 and expect to receive additional refunds of approximately $22.6 million.
Sale of Treasury Shares
In December 2020, we entered into a new merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15 million, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4.1 million and was recognized as a contract liability which is expected to be earned over the term of the merchandising contracts for Fanatics and FLC ($0.2 million and $0.2 million, respectively, in accrued liabilities, and $3.8 million and $4.0 million, respectively, as of January 29, 2022 and January 30, 2021, in other long-term liabilities our condensed consolidated balance sheet).
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended January 29, 2022, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 29, 2022, approximately $26.7 million remains available under the stock repurchase program.
During the 39 weeks ended January 29, 2022, we repurchased 239,751 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.
Off-Balance Sheet Arrangements
As of January 29, 2022, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:
•risks associated with public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, including the duration, spread, severity, and any recurrences thereof, and the impact such public health crises have on the overall demand for BNED products and services, our operations, the operations of our suppliers and other business partners, and the effectiveness of our response to these risks;
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
Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 29, 2022 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of January 29, 2022 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 31, 2021 - November 27, 2021	—	$—	—	$26,669,324
November 28, 2021 - January 1, 2022	—	$—	—	$26,669,324
January 2, 2022 - January 29, 2022	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 39 ended January 29, 2022, we did not repurchase any shares of our Common Stock under the program.
During the 39 ended January 29, 2022, we repurchased 239,751 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
None

Item 6.    Exhibits

10.1
Fourth Amendment and Waiver to Credit Agreement dated as of March 7, 2022, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015.

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
March 8, 2022