Form 10-K
period 2022-04-30
Barnes & Noble Education, Inc.
filed 2022-06-29
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $523 million based upon the closing market price of $10.38 per share of Common Stock on the New York Stock Exchange as of October 30, 2021. As of June 17, 2022, 52,045,951 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
•the risk of price reductions or changes in formats of course materials by publishers, which could negatively impact revenues and margin;
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
•disruptions to our information technology systems, infrastructure, data, supplier systems, and customer ordering and payment systems due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;
•disruption of or interference with third party web service providers and our own proprietary technology;

Index to Form 10-K Index to FS
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
•the amount of our indebtedness and ability to comply with covenants applicable to current and /or any future debt financing;
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2022” means the 52 weeks ended April 30, 2022, “Fiscal 2021” means the 52 weeks ended May 1, 2021, and “Fiscal 2020” means the 53 weeks ended May 2, 2020.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,427 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise items within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® inclusive access programs, consisting of First Day and First Day Complete, in which course materials, including both physical and digital content, are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class. See Retail Segment discussion for additional information. During Fiscal 2022, First Day total revenue increased 91% from the prior year period.
We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”), increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect gross general merchandise sales and overall profitability to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business. Comparable Store general merchandise sales increased by 76.1%, as compared to a 45.9% decline a year ago. See Retail Segment discussion for additional information.
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
Technology-enabled learning is a rapid growth area in the higher education industry, as a growing number of students are enrolling in online services to complement print and digital course materials and classroom activities. We continue to enhance our digital content and services in an efficient, low-cost/high-value manner to complement our course materials business. Through our suite of online services, offered by both Student Brands and bartleby.com®, we provide critical services for students to achieve success throughout their academic journey accessible anytime and anywhere. See DSS Segment discussion for additional information.
COVID-19 Business Impact
During Fiscal 2022, our business continued to be significantly negatively impacted by the COVID-19 pandemic. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools

Index to Form 10-K Index to FS
returned to a traditional on-campus environment for learning in the Fall semester, as well as hosted traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter. We will continue to assess our operations and will continue to consider the guidance of local governments and our campus partners to determine how to operate our bookstores in the safest manner for our employees and customers. Please see our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further discussion.
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
RETAIL SEGMENT
General
The Retail Segment operates 1,427 college, university, and K-12 school bookstores, comprised of 805 physical campus bookstores and 622 virtual bookstores. Our bookstores typically operate under agreements with college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. Our physical and virtual bookstores, e-commerce sites and digital platforms serve and interact with the key constituents in our business ecosystem and enable us to act as a key partner for students, universities and publishers.
The Retail Segment offers existing and prospective clients the flexibility of physical, virtual or custom store solutions, which afford students a ship-to-campus option where course materials are conveniently delivered to a centralized campus location. Students have access to the right course materials at the right time, combined with a superior in-house customer service department to help with ordering, delivery, and digital content inquiries. At certain institutions, students also have the flexibility of using financial aid, and proprietary campus debit cards for their course material purchases.
The Retail Segment also offers our First Day and First Day Complete inclusive access programs, in which course materials, including both physical and digital content, are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, to distribute their digital content through First Day. In Fiscal 2022, First Day total sales increased by 91% from the prior year. See First Day Inclusive Access Programs discussion below. In addition to First Day programs, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open education resources (“OER”) courseware.
In Fiscal 2022, in the Retail Segment, we signed contracts for 92 new physical and virtual bookstores for estimated first year annual sales of approximately $128 million, which is generally fully achieved as the store becomes fully-operational in their first full year of operations. On a net basis, we generated $102 million in net new business, as we looked to prune some under-performing, less profitable stores, and certain other contracts were awarded to competitors. Currently, we estimate that approximately 30% of college and university affiliated bookstores in the United States are operated by their respective institutions. We anticipate an increasing trend towards outsourcing by schools in the campus bookstore market, and we intend to aggressively pursue profitable new business opportunities to grow our Retail business footprint. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts. Our ability to offer existing and prospective clients physical, virtual and custom store solutions is a key element of our competitive strategy.
During Fiscal 2020 to Fiscal 2022, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus and school closures. Please see our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the impact of COVID-19 on our business. Many colleges and K-12 schools were required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and

Index to Form 10-K Index to FS
ensure the safety of their students. Although many academic institutions have reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. Overall undergraduate higher education enrollment has been significantly negatively impacted by COVID-19.
As colleges and universities moved to online remote learning, our wholesale operations continued to serve our bookstore and virtual retail customers. Additionally, during the height of the pandemic, our Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures. During Fiscal 2021, our Retail and Wholesale businesses responded very quickly to the store closures, transitioning more than 300 stores to a Custom Store Solutions, or “CSS,” model. Through the CSS model, a customer places their courseware order on a bookstore website, and that order is then directed to the MBS warehouse, which fills and ships the order directly to the customer. This back-end solution is unnoticed by the customer but ensures there is no service delay. It underscores the strength of the virtual and fulfillment capabilities that MBS provides for the company and allows us to support customers through a difficult and uncertain time.
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
Offering courseware sales through our inclusive access First Day and First Day Complete models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has occurred at the majority of schools where such programs have been adopted.
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
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC, which was finalized during the first quarter of Fiscal 2022. As contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products during the first quarter of Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 4, 2021. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 5. Equity and Earnings Per Share.

Index to Form 10-K Index to FS
Contracts
Physical and Custom Campus Bookstore Solutions
We operate 805 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; approximately half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the colleges and university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
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
The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty with 90 to 120 days' notice. Our campus bookstores have an average relationship tenure of 15 years. From Fiscal 2019 through Fiscal 2022, approximately 90% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
We operate 622 virtual campus bookstores. Our virtual bookstores operate under a contract with the school as the exclusive online seller of course materials. We operate as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
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
Customers and Distribution Network
As of April 30, 2022, we operate 805 physical college and university bookstore operations and 622 virtual bookstore operations (407 K-12 virtual stores or 65% and 215 Higher Education virtual stores or 35%) located in the United States, in 50 states and the District of Columbia. Our Retail sales team is organized by specific territory and offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, including K-12 locations, within their respective territories.
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
Product and service offerings include:
•Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver, and our faculty and student platforms operate as a seamless extension of our partner schools’ registration, student information and learning management systems. Students can purchase course materials, including new and used print, eTextbooks, and publisher digital courseware platforms, which are available for sale or rent. We work directly with faculty to ensure the course

Index to Form 10-K Index to FS
materials they have chosen for their courses are available in all required formats before the start of classes. Our wholesale distribution channel enables our Retail Segment to optimize textbook sourcing, so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers. In Fiscal 2022, we continued to make significant progress in the ongoing rollout of BNC Adoption & Insights Portal (“AIP”), an innovative platform that provides enhanced support for faculty and academic leadership to research, submit and monitor course material selections, further driving affordability and student success.
•Inclusive Access. As discussed above, we offer our BNC First Day® inclusive access programs, consisting of First Day and First Day Complete in which course materials are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class. We have partnered with VitalSource®, to use their technology to power our First Day inclusive access platform, for digitally formatted courseware, allowing us to accelerate and optimize First Day implementations. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson, to provide their digital content through First Day. The seamless delivery is made possible by our First Day technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials. First Day offers the inclusive access model on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to our First Day Complete program, in which the entire school adopts the inclusive access model for essentially all of their courses. In Fiscal 2022, First Day programs' total sales increased by 91% from the prior year. First Day Complete offers the delivery of both digital and physical courseware priced at substantial discounts compared to traditional individual student sales offerings. Offering courseware sales through our inclusive access First Day and First Day Complete models is a key and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross margins of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•eTextbooks. We have partnered with VitalSource®, a global leader in building, enhancing and delivering digital content, on our digital reading platform and digital content catalog. The partnership with VitalSource allows us to use its technology to power our First Day inclusive access platform, for digitally formatted courseware, allowing us to accelerate and optimize First Day implementations.
•BNC OER+. BNC OER+, a turnkey solution for colleges and universities, offers advanced, affordable learning materials built on a high-quality foundation of OER and enhanced with digital content that includes videos, activities and auto-graded practice assessments that faculty can easily customize to align with class objectives. BNC OER+ significantly reduces course material costs for students and is easy for faculty to implement. BNC OER+ is delivered digitally and can be seamlessly integrated with an institution's campus LMS. Optional print companions of the eTextbook are available to students. In Fiscal 2022, we offered 385 courses, including general education courses, sociology, psychology, economics, business, early childhood and criminal justice. In Fiscal 2022, we had BNC OER+ sales to over 5,400 students at 51 unique colleges and universities, including technical colleges and online programs.
•General Merchandise. For our physical campus bookstores and custom store solutions, we drive general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded school spirit products, lifestyle products, technology products, supplies, graduation products and convenience items. We continue to see significant growth in our general merchandise e-commerce sales, which has been further bolstered through our FLC Partnership, as discussed above. We have made continued progress in the development of our next generation e-commerce platform, which launched in Fiscal 2021.
We operate 8 True Spirit e-commerce websites, which are dedicated virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations continue to build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournament playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails and search engine marketing.
•Cafés and Convenience Stores. At our physical campus locations, we operate 73 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 11 stand-alone convenience stores. Our Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free and regional fresh food products. These offerings increase traffic and time spent in our physical stores. As market needs change, we are adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient.
•Brand Partnerships. Through our unique relationship with students, colleges and universities, and our premier position on campus and online, we operate as a media channel for brands looking to target the college demographic, and derive

Index to Form 10-K Index to FS
revenue from these marketing programs. We also focus on promoting lifestyle products to students and faculty by promoting various brands to connect on a much more personal level. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Capital One, College Ave, DirecTV, Dell, Medify Air, Samsung, Shutterfly, The Wall Street Journal, United Airlines, and Verizon. Revenue from these services have higher margin rates due to the relatively low incremental cost structure to provide these services.
Merchandising and Supply Chain Management
Our purchasing procedures vary based on type of bookstore (physical or virtual) and by product type (i.e., course materials, general merchandise or trade books).
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
Our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing is impacted by broader macro-economic global supply chain issues.
Customer Engagement and Marketing
Campus Community
Our campus relationships and contractual agreements allow us to seamlessly integrate into the college and university community. With direct access to our customer base through both physical and digital channels, we drive awareness, revenue and loyalty for the schools that we serve. We actively market and promote to all segments of our customer base for our physical and virtual bookstores, as well as Textbooks.com. We develop fully-integrated marketing programs to drive engagement with the students, parents, alumni and fans to promote all of our product and services, with a focus on academic course material needs, as well as school spirit, supply, graduation and technology categories. Textbooks.com marketing strategies target an online population of students, lifelong learners, parents and general textbook shoppers through a variety of channels including email, search engine marketing and affiliate marketing.
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform

Index to Form 10-K Index to FS
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
We are one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to approximately 3,100 physical bookstores, including our Retail Segment's 805 physical campus bookstores. Our wholesale business also sources and distributes new and used textbooks to our 622 virtual bookstores. Additionally, through our Wholesale Segment, we sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.
As discussed in the Overview above, our business experienced an unprecedented and significant impact as a result of COVID-19 related campus and school closures. As colleges and universities moved to online remote learning, our wholesale operations continued to serve our bookstore and virtual retail customers. Additionally, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures. Together, our Retail and Wholesale businesses responded very quickly to the store closures during Fiscal 2021, transitioning more than 300 stores to a Custom Store Solutions, or “CSS,” model. Through the CSS model, a customer places their courseware order on a bookstore website, and that order is then directed to the MBS warehouse, which fills and ships the order directly to the customer. This back-end solution is unnoticed by the customer but ensures there is no service delay. It underscores the strength of the virtual and fulfillment capabilities that MBS provides for the company and allowed us to support customers through a difficult and uncertain time.
Product and Service Offerings
Product and Service offerings include:
•Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 280,000 textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.
Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 860 titles) and Pearson Education’s consignment rental program (which includes approximately 698 titles). Through our centrally located, advanced distribution center, we offer the seamless integration of these consignment rental programs and centralized administration and distribution to 1,644 stores, including the Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.

Index to Form 10-K Index to FS
•Wholesale Inventory Management, Hardware and POS Software. We sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores. We provide on-site installation for point-of-sale terminals and servers, and offer technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.
Supply Chain Management
An extensive national sales force secures a steady supply of high demand used textbooks, which is critical to the success of the wholesale business. A primary supplier of used textbooks are students, through the return of previously rented and purchased books to their campus bookstore. We purchase new and used textbooks from our physical and virtual bookstores, other bookstore operators, institutional bookstores, book dealers, publishers, other distributors and other wholesalers. We offer a “Cash for Books” program in which students can sell their books back to the store at the end of the semester, typically in December and May. Recently, the impact of fewer students on campus due to COVID-19 has significantly impacted our on-campus buyback programs which supply Wholesale’s used textbook inventory for future selling periods. Our ability to source new and used textbooks is also impacted by broader macro-economic global supply chain issues.
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
DIGITAL STUDENT SOLUTIONS SEGMENT
General
The Digital Student Solutions (“DSS”) Segment provides a suite of supplemental learning and study tools that are intended to complement the work that happens in classrooms and tutoring centers on campus. These resources, available 24 hours a day, 7 days a week, enable students to get the support they need when they need it. DSS is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, a direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, writing and tutoring services.
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
Student Brands addresses writing pain points; students can search for a topic, develop an outline, and access authenticity technology. The content database allows students to leverage academic resources and references, with millions of essays across 4 languages. Student Brands utilizes deep data analytics and artificial intelligence to drive its content management system, the

Index to Form 10-K Index to FS
“Content Brain” which is also leveraged across the bartleby service offering. The study tools supplement the student’s learning ecosystem by assisting across multiple subjects and varied assignments on a digital platform.
bartleby
Bartleby is a central offering in our direct-to-student digital products and services, accessible anytime and anywhere. The bartleby product offerings consist of bartleby+TM, bartleby learn™, bartleby writeTM, and the recently launched bartleby institutionalTM, which together comprised millions of textbook solutions, question and answer solutions, as well as 24/7 virtual writing assistant that helps students with spelling, grammar, citation building across various formats, plagiarism checks, essay building guideposts, preliminary scoring of essay quality and grade level.
We offer these products to students and market our offerings directly to institutions, as well as in our physical and virtual bookstore footprint and online through search engine optimization. We provide these services in a subscription-based model. Subscription revenue is deferred and recognized over the service period.
Customer Marketing Strategies
The ability to address student needs and help improve their success in the classroom and beyond through the bartleby suite of solutions is central to our marketing strategy. We are uniquely positioned to do so by leveraging our bookstore relationships, both physical and virtual, to help accelerate the adoption of our digital products and services. By leveraging our physical and virtual bookstore footprints among students and faculty of both K-12 schools and higher education institutions, we have substantially more opportunities to engage and market to this audience. Our digital marketing efforts are also complemented by leveraging our search engine optimization efforts and through marketing investment in a multi-channel approach that includes other channels such as search engine marketing (“SEM”). For bartleby homework solutions and writing services utilizing marketing and promotional offers, both within our managed bookstore footprint and nationally to students, representing a small percentage of the total addressable market opportunity.
Seasonality
Revenues and operating profit are realized relatively consistently throughout the year, although quarterly results may fluctuate depending on the timing of the start of the various schools' semesters.
COMPETITION
We operate within a competitive and rapidly changing business environment, and each of our lines of business face competition for the products and services they offer. As it relates to our full service campus bookstore operations, Follett is the primary competitor for institutional contracts. We also compete with other vendors for mostly smaller accounts, including BBA Solutions, Texas Book Company, and Slingshot. Our online/virtual course material store operations primarily face competition from eCampus and Akademos, and on occasion, Ambassador Educational Solutions. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g., Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc. and Red Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials.
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
Our DSS Segment faces competition from other digital student solutions providers including Chegg.com, CourseHero, Grammarly, and Quizlet.  As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market.
TRENDS AND OTHER BUSINESS CONDITIONS AFFECTING OUR BUSINESS
The market for educational materials continues to undergo significant change. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development.

Index to Form 10-K Index to FS
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
•Impact of the COVID-19 Pandemic: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery, including the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants. Many colleges and K-12 schools have been required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and ensure the safety of their students. Although many academic institutions have reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. While many athletic conferences resumed their sport activities, other events, such as parent and alumni weekends and prospective student campus tour activities, may still have been curtailed. Additionally, our business, like many others has been affected by the challenging labor market and the ability to recruit employees.
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment and other economic factors, such as interest rate fluctuations and inflationary considerations. The broader macro-economic global supply chain issues have impacted our ability to source textbooks, school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing. A significant reduction in U.S. economic activity could lead to decreased consumer spending.
•Enrollment Trends. The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current student customers. We continue to see downward enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Enrollment trends have been negatively impacted overall by COVID-19 concerns at physical campuses. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
•Increased Use of Online and Digital Platforms as Companions or Alternatives to Printed Course Materials. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms.
•Increasing Costs Associated with Defending Against Security Breaches and Other Data Loss, Including Cyber-Attacks. We are increasingly dependent upon information technology systems, infrastructure and data. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We continue to invest in data protection, including insurance, and information technology to prevent or minimize these risks and, to date, we have not experienced any material service interruptions and are not aware of any material breaches.
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

Index to Form 10-K Index to FS
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
GOVERNMENT LAWS AND REGULATIONS
We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. For example, we often cannot be certain how existing laws and regulations, or new laws and regulations, will apply in the e-commerce and online context, including, but not limited to such topics as privacy, antitrust, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of products and services and intellectual property ownership and infringement.
Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:
The Controlling and Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”) and similar laws adopted by most U.S. states, which pertain directly or indirectly to commercial email, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.
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
Laws and regulations related to the Program Participation Agreement of the U.S. Department of Education, which define the terms and conditions that an institution must meet to begin and continue participation in the Title IV federal student aid programs, and other similar laws regulate the recruitment of students to colleges and other institutions of higher learning.
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

Index to Form 10-K Index to FS
The Company is subject to certain laws relating to the collection, use, retention, security and transfer of personal information. In many cases, these laws and regulations apply to not only third-party transactions, but also may impact transfers of personal information among the company and its affiliates. For example:
The General Data Protection Regulation (“GDPR”), became effective on May 18, 2018. This European Union (“EU”) law governing data practices and privacy applies to all of our activities conducted from an establishment in the EU or related to certain of our products and services offered in the EU, and imposes a range of new compliance obligations regarding the handling of personal data.
The California Consumer Privacy Act (“CCPA”), became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16.
The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, but most provisions of CPRA will not become operative until January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement.
The Virginia Consumer Data Protection Act (“VCDPA”), similar in scope to CCPA, will also go into effect on January 1, 2023. VCDPA is the second U.S. state-level consumer privacy law after CCPA, but unlike California, will not apply to employees and business contacts, nor provide for a private right of action. VCDPA also defines the “sale” of personal information narrowly, including only exchanges for monetary consideration.
Colorado is the third state to enact a comprehensive data privacy statute, the Colorado Privacy Act (“CPA”). CPA takes effect on July 1, 2023. Although similar in scope to VCDPA, CPA defines “sale” of personal information in the same manner as CCPA, which includes any exchange for monetary or any other valuable consideration.
The fourth U.S. state privacy law to be enacted, the Utah Consumer Privacy Act (“UCPA”), is somewhat narrower in scope than other state privacy laws, and adopts the VCDPA’s definition of “sale” of personal information. UCPA goes into effect on December 31, 2023.
On April 29, 2022, the Connecticut General Assembly advanced a bill that is likely to become the fifth state privacy law in the U.S. The Connecticut bill, which resembles UCPA, CPA and VCDPA, would take effect on July 1, 2023. In the absence of federal consumer privacy legislation, at least ten other U.S. states have active privacy legislation bills pending.
HUMAN CAPITAL
Overview
As of April 30, 2022, we had approximately 4,600 domestic employees, of which approximately 3,000 were full-time and the remaining were regularly scheduled part-time employees, and approximately 270 full-time international employees. In addition, we employed approximately 7,200 temporary and seasonal domestic employees during peak periods during Fiscal 2022. Of our approximate 3,200 full-time employees, 2,620 work in our Retail Segment, 210 work in our Wholesale Segment, 340 work in our Digital Student Solutions Segment and 30 work in corporate support functions. Our employees are not represented by unions, except for 11 employees. We believe that our relationship with our employees is good.
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

Index to Form 10-K Index to FS
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
Inclusion and Diversity
We are focused on creating an inclusive culture and a diverse employee base to better serve our diverse customer base. We provide programming to our employees on inclusion and diversity topics. Approximately, 64% of our full-time and part-time domestic employees identify as women and approximately 33% identify as ethnically diverse.
We have required all employees to complete training aimed at preventing harassment and discrimination and will be adding training in Fiscal 2023 regarding inclusion and diversity and unconscious bias. We have also created a D&I taskforce and engaged an outside consultant to evaluate current practices and impressions and assist us in educating employees on aspects of diversity and inclusion about which they may not have been aware.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 29, 2022):

Name	Age	Position
Michael P. Huseby	67	Chief Executive Officer and Director
Thomas D. Donohue	52	Executive Vice President, Chief Financial Officer
David G. Henderson	64	Executive Vice President, Strategic Services, and President, MBS Textbook Exchange, LLC
Michael C. Miller	50	Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Secretary
David W.B. Nenke	56	Executive Vice President, Consumer Digital and President, Digital Student Solutions
Seema C. Paul	58	Senior Vice President, Chief Accounting Officer
Jonathan Shar	53	Executive Vice President, BNED Retail and President, Barnes & Noble College Booksellers, LLC
Michael P. Huseby, age 67, serves as our Chief Executive Officer and a member of the Board of Directors. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. Mr. Huseby was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman of the Board of Directors. Mr. Huseby served as Chairman of the Board of Directors of the Company from August 2, 2015 to June 25, 2022. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016. Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a leading provider of cable television services from 1999 to 2002, when it was sold to Comcast Corporation. In

Index to Form 10-K Index to FS
addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner serving a myriad of clients, including a number of large publicly-traded companies. Mr. Huseby served on the Board of Directors of CommerceHub, Inc., a cloud-based e-commerce fulfillment and marketing software platform company previously listed on Nasdaq, from July 2016 until May 2018 with his tenure ending upon the consummation of the sale of CommerceHub to financial sponsors. While on the Board of CommerceHub, Mr. Huseby served as chair of the Audit Committee and as a member of the Compensation Committee.
Thomas D. Donohue, age 52, serves as our Executive Vice President, Chief Financial Officer. In this role he is responsible for overseeing accounting, tax and enterprise risk management, internal audit, treasury and investor relations. Previously, he served as Senior Vice President, Treasurer and Investor Relations for the Company since 2015. Prior to joining Barnes & Noble Education, Mr. Donohue served as Treasurer of Barnes & Noble, Inc. since June 2012. Prior to joining Barnes & Noble, he spent 12 years at the Interpublic Group of Companies, a global provider of advertising and marketing services, where he served as Vice President, Assistant Treasurer, International.
David G. Henderson, age 64, serves as Executive Vice President, Strategic Services, and President, MBS Textbook Exchange, LLC. Mr. Henderson has been with MBS for more than 25 years, where he held various sales and marketing roles before being named President in 2017. Prior to joining MBS in 1993, Mr. Henderson served as Vice President of Sales at First Financial Management Corporation. He has also held management roles at Toy Distributors and Best Products, Inc.
Michael C. Miller, age 50, serves as our Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Corporate Secretary. Previously, Mr. Miller served as Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
David W.B. Nenke, age 56, has served as our Executive Vice President, Consumer Digital and President, Digital Student Solutions (DSS) since September 2021. Mr. Nenke joined the Company in March 2021 as President of DSS. In his current role, Mr. Nenke is responsible for the overall management and operations of the Company’s direct-to-consumer DSS segment. This includes driving strategic growth and innovation for the Company’s bartleby® suite of solutions, in addition to overseeing content strategy, marketing, technology, sales, operations, finance and product management within DSS. Prior to joining the Company, Mr. Nenke held management positions at Amazon.com from January 2008 to July 2020. Mr. Nenke served as General Manager of Amazon Explore from August 2018, where he led a global team in the development and launch of Amazon Explore, an interactive live streaming retail service. Prior to that, from September 2014, he served as General Manager of Amazon Cloud Drive and General Manager of Amazon Grocery, respectively. He also held the role of Director of Finance, Consumables, at Amazon, as well as senior level finance roles at Coles Group and Cable & Wireless Optus.
Seema C. Paul, age 58, has served as our Senior Vice President, Chief Accounting Officer since July 2015. In this role she manages the external reporting, technical accounting, and corporate accounting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.
Jonathan Shar, age 53, has served as our Executive Vice President, BNED Retail and President, Barnes & Noble College Booksellers, LLC since October 2021. Prior to that, he served as Executive Vice President, Retail. Mr. Shar has overall responsibility for the growth and profitability of the Company’s Retail segment, including the development and implementation of client-focused solutions that deliver innovation and increased value to the higher education marketplace. Previously, Mr. Shar served as Senior Vice President, Revenue and Product Development for the Company. Prior to joining BNED in 2018, Mr. Shar was Chief Marketing Officer at Akademos, Inc., an e-commerce and digital marketing company that provides online bookstore services, from 2014 to 2018. He previously was the General Manager of NOOK Digital Content at Barnes & Noble, Inc. where he oversaw business development, product development and marketing for the Global NOOK Newsstand, NOOK Video and NOOK Apps digital businesses. Prior to his nearly five years with NOOK, he served as Senior Vice President and General Manager at CNNMoney, responsible for the CNNMoney website and mobile franchise. Prior to that, he was Vice President of Consumer Marketing at Sports Illustrated Group and Director of Consumer Marketing for FORTUNE Magazine Group.

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
Risks Relating to the COVID-19 Pandemic
The impact of public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, including the duration, spread, severity, and any recurrences thereof, and the impact such public health crises have on the overall demand for BNED products and services, our operations, and the operations of our suppliers and other business partners is uncertain and difficult to predict, but the COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in the fourth quarter of 2020, especially beginning in mid-March, and such impact has continued throughout Fiscal 2022. The COVID-19 pandemic, and measures taken to contain it, have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen.
Many colleges and K-12 schools were required or opted to cease or limit in-person classes in an attempt to limit the spread of COVID-19 and ensure the safety of their students and faculty. Although most academic institutions have reopened, some are still utilizing online learning as an alternative to traditional in-person instruction. An increase in the spread of COVID-19 variants or other public health crises could force schools to close again. In addition, as a result of individual health concerns or financial difficulties, enrollment could be negatively impacted. If colleges and schools are required to or choose to close or significantly fewer students and visitors are on campus, we may experience lower customer engagement with our products and services, which could lead to a materially adverse impact on our business and result of operations.
Public health crises, epidemics, and pandemics, such as COVID-19, related governmental reactions and economic conditions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:
•the closing or limited operations of our campus retail stores;
•reductions in government funding of education could negatively impact the budgets of public educational institutions and K-12 schools, which could impact the demand for our products and services;
•our inability to realize our expected return on textbooks in our print textbook library as educators transition to online curriculums and the lack of supply of used textbooks as a result of limited on-campus buyback opportunities;
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

Index to Form 10-K Index to FS
related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks; and
•actions we have taken and may take in the future in response to the COVID-19 pandemic, including significantly reducing our non-essential capital expenditures, reducing our workforce, and other cost reduction efforts, may negatively impact our operations.
Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the public health crisis, the short-term and long-term economic impact of the public health crisis, the actions taken to mitigate the impact of the public health crisis, the availability of vaccinations and the pace of economic and financial market recovery when the public health crisis subsides, among others. In addition, our results of operations significantly impact our determination of whether we will record a valuation allowance against certain deferred tax assets. If economic conditions caused by the COVID-19 pandemic specifically do not recover as currently estimated by management or current market factors change, there could be a further impact on our results of operations. It is possible we will conclude, in future periods that a higher valuation allowance, than has currently been recorded, will be appropriate. Further, many of the Risk Factors described in this report may be more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.
Risks Relating to Our Business and Industry
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores; Texas Book Company, bookstore management and operations; Slingshot; and BBA Solutions, a college textbook retailer. Our online/virtual course material store operations also face competition from eCampus, an online provider of course materials, and Akademos, a virtual bookstore and marketplace for academic institutions, and on occasion, Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from e-Textbook/digital content providers, VitalSource Technologies, Inc., and Red Shelf. Our wholesale business competes with Amazon, BBA Solutions, Nebraska Book Company, and Texas Book Company. Competitors that compete with our general merchandise offerings include Amazon, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user-generated and faculty-created content; and sharing or non-purchase of required course materials by students.
Our Digital Student Solutions business faces competition from other providers of online instruction platforms and other direct-to-student writing skills, study tools and tutor services, such as Chegg.com, CourseHero, Grammarly, and Quizlet. As we develop a wider range of products and services, our competitive landscape will change and include other competitors in the broader student services market. We have been focused on expanding these offerings, in many instances through the acquisition of other companies, like Student Brands, LLC, or through commercial arrangements. In Fiscal 2019, we launched bartleby textbook solutions and expert question and answers, our first internally developed product within DSS, on bartleby.com. Our newer products and services, or any other products and services we may introduce or acquire, may not be integrated effectively into our business, achieve or sustain profitability or achieve market acceptance at levels sufficient to justify our investment. Our ability to fully integrate new products and services into our platforms or achieve satisfactory financial results from them is unproven. Because we have a limited history in operating a fully digital platform, and the market for our products and services, including newly acquired or developed products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our newer offerings, and the ultimate size of the market for our products and services. If the market for a learning platform does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.
We have encountered and will continue to encounter these risks and, if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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
In addition, we may face significant competition in retaining existing physical and virtual store contracts and when renewing those contracts as they expire. Our physical bookstore contracts are typically for five years with renewal options, and most contracts are cancellable by either party without penalty with 90 to 120 days' notice. Our virtual bookstore contracts are typically for three to five years, and most are cancellable without penalty with notice. Despite the lower startup and ongoing operating expense associated with virtual stores, the loss of such contracts could impact revenue and profitability. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.
We face the risk of disruption of supplier relationships.
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2022, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 28% of our merchandise purchased, with the largest supplier accounting for approximately 9% of our merchandise purchased. Our wholesale business sources over 90% of its inventory from two primary channels, approximately 50% from retail bookstores (including our retail bookstores) and approximately 44% from third-party suppliers. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Furthermore, certain of our merchandise is sourced indirectly from outside the United States. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, public health crises, epidemics, and pandemics, and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise.
We face the risk of fluctuating inventory supplies as a consequence of changes in the way publishers distribute course materials.
Our traditional retail and wholesale businesses are dependent on the continued supply of textbooks. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally or a significant unfavorable change in our relationships with key suppliers could adversely impact our business. In addition, any significant change in the terms that we have with our key suppliers, including purchase or rental terms, payment terms, return policies, the discount or margin on products or changes to the distribution model of textbooks, could adversely affect our financial condition and liquidity. For example, some textbook publishers have proposed to supply textbooks on consignment terms, instead of selling to us, which would eliminate those titles from the used textbook inventory supply. With respect to our wholesale business, the demand for used and new textbooks is typically greater than the available supply, and our wholesale business is highly dependent upon its ability to build its textbook inventory from publishers and suppliers in advance of the selling season. These publisher and

Index to Form 10-K Index to FS
supplier relationships are not generally governed by long-term contracts and publishers and suppliers could choose not to sell to us. Any negative impact on our ability to build our textbook inventory could have an adverse impact on financial results.
In response to changes in the market over the last few years, we have also significantly increased our textbook rental business, offering students a lower cost alternative to purchasing textbooks, which is also subject to certain inventory risks, such as textbooks not being resold or re-rented due to textbooks being returned late or in poor condition, faculty members not continuing to adopt or use certain textbooks, or, as discussed below, changes in the way publishers supply textbooks to us.
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
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 860 titles) and Pearson Education’s consignment rental program (which includes approximately 698 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,644 stores, including our Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract-managed campus bookstores, as well as our physical and virtual bookstores.
In addition, the profit margins associated with the traditional distribution model are fairly predictable and constant, but the move to a model of increased consignment rental programs combined with pressure to provide more affordable course materials to students could result in lower profit margins for a substantial part of our wholesale and retail business.
Our wholesale business may not be able to manage its inventory levels effectively, which may lead to excess inventory or inventory obsolescence.
Our wholesale business sources new textbooks from publishers and new and used textbooks from other suppliers to resell to its customers. If it is unable to appropriately manage its inventory and anticipate the release of new editions of titles, faculty’s change in choice of titles, return rate, or use of alternative educational material, our wholesale business could be exposed to risks of excess inventory and less marketable or obsolete inventory. This may lead to excess or obsolete inventory that might have to be sold at a deep discount, which may impact its revenues and profit margin and may have a negative impact on our financial condition and results of operations.
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
Our operations are substantially limited to the United States; however, we have operations in India, offer services and products to students and other customers internationally, contract with service providers outside the United States and may continue to expand internationally in accordance with applicable laws and regulations. Such international expansion may result in additional risks that are not present domestically and could adversely affect our business or our results of operations, including compliance with additional United States laws and regulations and those of other nations applicable to international operations; cultural and language differences; currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate; restrictions on the repatriation of earnings; potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations; different legal and regulatory requirements and other barriers to conducting business; and different or less stable political and economic environments. Further, conducting business abroad subjects us to increased legal and regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable laws and regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees.
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
Part of our strategy includes pursuing strategic acquisitions and partnerships, and we may not be able to identify and successfully complete such transactions.
As part of our strategy, we will continue to seek, and may, in the future acquire, businesses or business operations, or enter into other business transactions to grow our business and expand our product and service offerings. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals, if any, or otherwise consummate such transactions on acceptable terms, or at all. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may increase costs of acquiring desirable businesses, and, as a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the businesses that we are able to acquire. Any strategic acquisitions or investments that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing

Index to Form 10-K Index to FS
business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.
We intend to offer new products and solutions to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.
Our ability to attract and retain students and increase their engagement with our learning platform depends on our ability to connect them with the product, person or service they need to save time, save money, and get homework help. For example, in Fiscal 2019, we launched bartleby textbook solutions and expert question and answers, our first internally-developed product within DSS, on bartleby.com. The markets for these new products and services may be unproven, and these products may include technologies and business models with which we have little or no prior development or operating experience or may significantly change our existing products and services. In addition, we may be unable to obtain long-term licenses from third-party content providers necessary to allow a product or service, including a new or planned product or service, to function. If our new or enhanced products and services fail to engage our students or attract new students, or if we are unable to obtain content from third parties that students want, we may fail to grow our student base or generate sufficient revenues, operating margin or other value to justify our investments, and our business would be adversely affected.
In the future, we may invest in new products and services and other initiatives to generate revenues, but there is no guarantee these approaches will be successful. Acquisitions of new companies, products and services create integration risk, while development of new products and services and enhancements to existing products and services involve significant time, labor and expense, and are also subject to risks and challenges, including managing the length of the development cycle, entry into new markets, integration into our existing business, legal and regulatory compliance, evolution in sales and marketing methods, and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenues as anticipated or recover any associated acquisition or development costs, and our financial results could be adversely affected.
Risks relating to Data Privacy, Information Technology and Cybersecurity
We face potential data privacy and information security risks with respect to unencrypted, non-deidentified personal information.
Our business involves the receipt, storage, processing and transmission of personal information about customers and employees. In accordance with our published privacy policies, we may share non-deidentified personal information about such persons between our affiliates and with vendors and third parties that assist with certain aspects of our business pursuant to written agreements. Also, in connection with our student financial aid platform and the processing of college and university debit cards, we have access to certain student personal information that has been provided to us by the colleges and universities we serve. Our handling and use of personal information is subject to applicable international, federal and state privacy and information security laws and regulations and industry standards, such as the Payment Card Industry Data Security Standard. As an entity that provides services to institutions of higher education, we are contractually bound to handle certain personal information from student education records in accordance with the requirements of Family Educational Rights and Privacy Act (“FERPA”). Privacy and information security laws, regulations, and applicable industry standards are evolving rapidly, and our on-going compliance with them may result in cost increases due to necessary systems changes and the development of new processes, which may be difficult to timely implement. If we fail to materially comply with these applicable laws, regulations and industry standards, we could be subject to increased legal risk. In addition, even if we materially comply with all applicable laws, regulations and industry standards, and even though we have taken significant steps to protect non-deidentified personal information, e.g., encrypting such personal information in transit and at rest, we could experience a data security breach, and our reputation could be damaged, possibly resulting in a material breach of contract with one or more of our clients, litigation, and/or lost future sales or decreased usage of credit and debit card products. Further, in the event that we disclose unencrypted, deidentified student information in violation of our contractual FERPA obligations, the U.S. Department of Education could require a client to suspend our access to their student information for at least five years. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our proprietary information or our customers' and employees' personal information, and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable laws, regulations or industry standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal, and added personnel, and a loss of confidence in our security measures, which could harm our business or affect investor

Index to Form 10-K Index to FS
confidence. Data security breaches may also result from non-malicious and non-technical means (for example, inadvertent actions by an employee).
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
Although most of our operations are in the United States, we do have some operations and offer some services and products internationally. Our international operations subject us to a complex array of international laws and regulations relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of data protection laws in the United States, Europe, and elsewhere are rapidly evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our current data practices. Complying with applicable international laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Further, although we continue to implement internal controls and procedures designed to protect our proprietary and confidential information, and deidentified customer and employee personal data, including sensitive personal data, in order to comply with privacy and information security laws, and regulations, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks. Such a security breach or data loss could lead to negative publicity, damage to our reputation, exposure to litigation and liability, theft, modification or destruction of proprietary information and personal data, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and remediation and other significant costs, which could adversely affect our reputation, financial condition and results of operations.
Computer malware, viruses, hacking and phishing attacks could harm our business and results of operations.
We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion, ransomware and cyber-attacks. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering, ransomware and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information security technology to prevent or minimize these risks and, to date, we have not experienced any material service interruptions and are not aware of any material breaches, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.
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
We rely upon third party web service providers to operate certain aspects of our service, and any disruption of or interference with such services would impact our operations and our business would be materially and adversely impacted.
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

Index to Form 10-K Index to FS
Our reliance on AWS or other third-party providers makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by AWS could harm our reputation or brand, adversely impact consumers, and/or cause us to lose revenues or incur substantial recovery costs and distract management from operating our business.
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

Risks relating to Applicable Laws and Regulations
Laws and regulations have been and may be enacted in the future that restrict or prohibit use of emails or similar marketing activities that we currently rely on.
Our marketing and sales efforts are centered around an active digital community, which includes engaged email subscribers, text messaging, interest-based online advertising, recurring billing and our continuous dialogue with customers on our school-customized social media channels. For example, the following laws and regulations may apply:
•the CAN-SPAM Act of 2003 and similar laws adopted by most U.S. states pertaining directly or indirectly to commercial email regulate unsolicited commercial emails, create civil and criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices;
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
•The General Data Protection Regulation (“GDPR”) became effective on May 18, 2018. This European Union (“EU”) law governing data practices and privacy applies to all of our activities conducted from an establishment in the EU or related to certain of our products and services offered in the EU, and imposes a range of new compliance obligations regarding the handling of personal data;
•The California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes additional requirements for California consumers under the age of 16;
•The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, but most provisions of CPRA will not become operative until January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement;
•The Virginia Consumer Data Protection Act (“VCDPA”), similar in scope to CCPA, will also go into effect on January 1, 2023. VCDPA is the second U.S. state-level consumer privacy law after CCPA, but unlike California, will not apply to employees and business contacts, nor provide for a private right of action. VCDPA also defines the “sale” of personal information narrowly, including only exchanges for monetary consideration;

Index to Form 10-K Index to FS
•Colorado is the third state to enact a comprehensive data privacy statute, the Colorado Privacy Act (“CPA”). CPA takes effect on July 1, 2023. Although similar in scope to VCDPA, CPA defines “sale” of personal information in the same manner as CCPA, which includes any exchange for monetary or any other valuable consideration;
•The fourth U.S. state privacy law to be enacted, the Utah Consumer Privacy Act (“UCPA”), is somewhat narrower in scope than other state privacy laws, and adopts the VCDPA’s definition of “sale” of personal information. UCPA goes into effect on December 31, 2023; and
•On April 29, 2022, the Connecticut General Assembly advanced a bill that is likely to become the fifth state privacy law in the U.S. The Connecticut bill, which resembles UCPA, CPA and VCDPA, would take effect on July 1, 2023. In the absence of federal consumer privacy legislation, at least ten other U.S. states have active privacy legislation bills pending.
Even if no applicable laws or regulations are further enacted, we may discontinue use or support of these activities if we become concerned that students or potential students deem them intrusive or they otherwise adversely affect our goodwill and brand. If our marketing activities are curtailed, our ability to attract new customers may be adversely affected.
Our business could be impacted by changes in federal, state, local or international laws, rules or regulations.
We are subject to laws and regulations applicable to our business. These laws and regulations may cover taxation, data privacy, information security, our access to student financial aid, pricing and availability of educational materials, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and mobile application (including complying with the Americans with Disabilities Act), digital content (including governmental investigations and litigation relating to the agency pricing model for digital content distribution), the characteristics and quality of products and services and labor and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act or any legislation enacted in connection with repeal of the Affordable Care Act). Changes in applicable federal, state, local or international laws, rules or regulations relating to these matters could increase regulatory compliance requirements in addition to increasing our costs of doing business or otherwise impact our business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees at our retail locations, which would increase our selling costs and may cause us to reexamine our wage structure for such employees.
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
We contract with certain third parties to offer their digital content. Our licensing arrangements with these third parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently, or in the future, may offer competing products and services, and could take action to make it more difficult or impossible for us to license our content in the future. Other content owners, providers or distributors may seek to limit our access to, or increase the total cost of, such content. If we are unable to offer a wide variety of content at reasonable prices with acceptable usage rules, our business may be materially adversely affected.
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

Index to Form 10-K Index to FS
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
In addition, the publishing industry has been, and we expect in the future will continue to be, the target of counterfeiting and piracy. We have entered into agreements with major textbook publishers to implement the textbook industry’s Anti-Counterfeit Best Practices. These best practices were developed as a mechanism to assist publishers and distributors in the eradication of counterfeit copies of textbooks in the marketplace. While we have agreed to implement the Anti-Counterfeit Best Practices and have in place our anti-counterfeit policies and procedures (which include removing from distribution suspected counterfeit titles) for preventing the proliferation of counterfeit textbooks, we may inadvertently purchase counterfeit textbooks, which may unknowingly be included in the textbooks we offer for sale or rent to students or we may purchase such textbooks through our buyback program. As such, we may be subject to allegations of selling counterfeit books. We have in the past and may continue to receive communications from publishers alleging that certain textbooks sold or rented by us are counterfeit.

Index to Form 10-K Index to FS
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
•provide special meetings of the stockholders may be called only by or at the direction of a majority of our Board or the chairman of our Board of Directors; and
•require advance notice to be given by stockholders for any stockholder proposals or director nominations.
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
As of April 30, 2022, these contracts for the 805 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2023	122
2024	47
2025	67
2026	67
2027	71
2028 and later	431

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
Following our shareholders approval of an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 3,000,000 shares of our Common Stock, we have reserved an aggregate of 13,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2022, 2021, and 2020, we did not repurchase shares under the stock repurchase program. As of April 30, 2022, approximately $26.7 million remains available under the stock repurchase program.
During the years ended April 30, 2022, May 1, 2021, and May 2, 2020, we also repurchased 239,751, 414,174 shares, and 374,733 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Dividends
We paid no other dividends to common stockholders during Fiscal 2022, Fiscal 2021 and Fiscal 2020. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements. On June 7, 2022, subsequent to the end of Fiscal 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to the Credit Agreement. See Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Credit Facility and Note 16. Subsequent Event for details.

Index to Form 10-K Index to FS
Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2022 (b)	Restated - 2021 (b)(c)	2020 (b)	2019 (d)	2018 (d)
STATEMENT OF OPERATIONS DATA:
Sales:
Product sales and other	$1,398,046	$1,299,740	$1,671,200	$1,838,760	$1,984,472
Rental income	133,354	134,150	179,863	195,883	219,145
Total sales	1,531,400	1,433,890	1,851,063	2,034,643	2,203,617
Cost of sales (exclusive of depreciation and amortization expense): (e)
Product and other cost of sales	1,081,981	1,093,989	1,303,702	1,395,339	1,522,687
Rental cost of sales	76,659	87,240	104,812	111,578	123,697
Total cost of sales	1,158,640	1,181,229	1,408,514	1,506,917	1,646,384
Gross profit	372,760	252,661	442,549	527,726	557,233
Selling and administrative expenses	383,440	338,280	404,472	423,880	433,746
Depreciation and amortization expense	49,381	52,967	61,860	65,865	65,586
Impairment loss (non-cash) (f)	6,411	27,630	433	57,748	313,130
Restructuring and other charges (e)	944	10,678	18,567	7,233	5,429
Transaction costs (f)	—	—	—	654	2,045
Operating loss	(67,416)	(176,894)	(42,783)	(27,654)	(262,703)
Interest expense, net	10,096	8,087	7,445	9,780	10,306
Loss before income taxes	(77,512)	(184,981)	(50,228)	(37,434)	(273,009)
Income tax benefit	(8,655)	(45,171)	(11,978)	(13,060)	(20,443)
Net loss	$(68,857)	$(139,810)	$(38,250)	$(24,374)	$(252,566)

Loss per common share:
Basic	$(1.33)	$(2.81)	$(0.80)	$(0.52)	$(5.40)
Diluted	$(1.33)	$(2.81)	$(0.80)	$(0.52)	$(5.40)
Weighted average common shares (thousands):
Basic	51,797	49,669	48,013	47,306	46,763
Diluted	51,797	49,669	48,013	47,306	46,763

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2022 (b)	Restated - 2021 (b)(c)	2020 (b)	2019 (d)	2018 (d)
OTHER OPERATING DATA:
Adjusted EBITDA (non-GAAP) (g)	$(4,792)	$(65,625)	$42,159	$104,942	$126,760
Adjusted Earnings (non-GAAP) (g)	$(55,614)	$(96,523)	$(21,126)	$25,412	$56,949
Capital expenditures	$43,533	$37,223	$36,192	$46,420	$42,809

OTHER OPERATING DATA - STORE COUNT:
Number of physical stores at period end	805	769	772	772	768
Number of virtual stores at period end	622	648	647	676	676

Index to Form 10-K Index to FS

	Fiscal Year (a)
(In thousands of dollars, except for share and per share amounts)	2022 (b)	Restated - 2021 (b)(c)	2020 (b)	2019 (d)	2018 (d)
BALANCE SHEET DATA (at period end):
Total assets	$1,071,553	$1,031,113	$1,156,432	$946,180	$1,039,211
Total liabilities	$843,179	$738,102	$738,681	$495,552	$571,248
Short-term debt	$40,000	$50,000	$75,000	$100,000	$100,000
Long-term debt	$185,700	$127,600	$99,700	$33,500	$96,400
Total stockholders' equity	$228,374	$293,011	$417,751	$450,628	$467,963
(a)Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2022” means the 52 weeks ended April 30, 2022, “Fiscal 2021” means the 52 weeks ended May 1, 2021, “Fiscal 2020” means the 53 weeks ended May 2, 2020, “Fiscal 2019” means the 52 weeks ended April 27, 2019, and “Fiscal 2018” means the 52 weeks ended April 28, 2018.
(b)    During Fiscal 2022, Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(c)    We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021 and Deferred tax assets, net and Accrued liabilities as of May 1, 2021. The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
(d)    We acquired PaperRater on August 21, 2018. The consolidated financial statements for Fiscal 2019 include the financial results of PaperRater from the acquisition date, August 21, 2018, to April 27, 2019.
We acquired Student Brands, LLC on August 3, 2017. The consolidated financial statements for Fiscal 2018 include the financial results of Student Brands from the acquisition date, August 3, 2017, to April 28, 2018.
(e)    For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 9. Supplementary Information.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2022” means the 52 weeks ended April 30, 2022, “Fiscal 2021” means the 52 weeks ended May 1, 2021, and “Fiscal 2020” means the 53 weeks ended May 2, 2020.
Overview
Description of business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,427 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
Offering courseware sales through our inclusive access First Day and First Day Complete models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-

Index to Form 10-K Index to FS
term trends in courseware revenue declines, which has occurred at those schools where such programs have been adopted. During Fiscal 2022, First Day total revenue increased 91% from the prior year period.
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
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC, which was finalized during the first quarter of Fiscal 2022. As contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products during the first quarter of Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 4, 2021. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 5. Equity and Earnings Per Share.
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

Index to Form 10-K Index to FS
Retail Segment
The Retail Segment operates 1,427 college, university, and K-12 school bookstores, comprised of 805 physical bookstores and 622 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 805 physical bookstores) and sources and distributes new and used textbooks to our 622 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.
DSS Segment
The Digital Student Solutions ("DSS") Segment includes products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, an institutional and direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, writing and tutoring.
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

Index to Form 10-K Index to FS
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

Results of Operations - Summary
Our Fiscal 2022, Fiscal 2021 and Fiscal 2020 results have been significantly impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning model and on-campus activities in response to the pandemic. See "Overview" for more information.

Dollars in thousands	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Sales: (b)(c)
Product sales and other	$1,398,046	$1,299,740	$1,671,200
Rental income	133,354	134,150	179,863
Total sales	$1,531,400	$1,433,890	$1,851,063

Net loss	$(68,857)	$(139,810)	$(38,250)

Adjusted Earnings (non-GAAP) (d)	$(55,614)	$(96,523)	$(21,126)

Adjusted EBITDA (non-GAAP) (d)
Retail	$8,679	$(66,827)	$36,227
Wholesale	3,782	18,598	21,567
DSS	5,524	4,491	3,409
Corporate Services	(23,002)	(22,079)	(19,403)
Eliminations	225	192	359
Total Adjusted EBITDA (non-GAAP)	$(4,792)	$(65,625)	$42,159

(a)We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021. The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
(b)In Fiscal 2022, Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(c)Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For Retail Gross Comparable Store Sales details, see below.
(d)Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.

Index to Form 10-K Index to FS
The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Sales:
Product sales and other	91.3%	90.6%	90.3%
Rental income	8.7	9.4	9.7
Total sales	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	77.4	84.2	78.0
Rental cost of sales (a)	57.5	65.0	58.3
Total cost of sales	75.7	82.4	76.1
Gross margin	24.3	17.6	23.9
Selling and administrative expenses	25.0	23.6	21.9
Depreciation and amortization expense	3.2	3.7	3.3
Impairment loss (non-cash)	0.4	1.9	—
Restructuring and other charges	0.1	0.7	1.0
Operating loss	(4.4)%	(12.3)%	(2.3)%
(a) Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 52 weeks ended April 30, 2022 compared with the 52 weeks ended May 1, 2021

	52 weeks ended, April 30, 2022 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,306,310	$112,246	$35,666	$—	$(56,176)	$1,398,046
Rental income	133,354	—	—	—	—	133,354
Total sales	1,439,664	112,246	35,666	—	(56,176)	1,531,400
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,040,022	92,464	5,738	—	(56,243)	1,081,981
Rental cost of sales	76,659	—	—	—	—	76,659
Total cost of sales	1,116,681	92,464	5,738	—	(56,243)	1,158,640
Gross profit	322,983	19,782	29,928	—	67	372,760
Selling and administrative expenses	315,124	16,000	29,472	23,002	(158)	383,440
Depreciation and amortization expense	36,635	5,418	7,257	71	—	49,381
Sub-Total:	$(28,776)	$(1,636)	$(6,801)	$(23,073)	$225	(60,061)
Impairment loss (non-cash)	6,411	—	—	—	—	6,411
Restructuring and other charges	2,118	(2,131)	—	957	—	944
Operating loss	$(37,305)	$495	$(6,801)	$(24,030)	$225	$(67,416)

Index to Form 10-K Index to FS

	52 weeks ended, May 1, 2021 (a) - Restated (c)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,196,320	$165,825	$27,374	$—	$(89,779)	1,299,740
Rental income	134,150	—	—	—	—	134,150
Total sales	1,330,470	165,825	27,374	—	(89,779)	1,433,890
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,047,613	131,142	5,056	—	(89,822)	1,093,989
Rental cost of sales	87,240	—	—	—	—	87,240
Total cost of sales	1,134,853	131,142	5,056	—	(89,822)	1,181,229
Gross profit	195,617	34,683	22,318	—	43	252,661
Selling and administrative expenses	278,149	16,085	22,116	22,079	(149)	338,280
Depreciation and amortization expense	39,634	5,461	7,763	109	—	52,967
Sub-Total:	$(122,166)	$13,137	$(7,561)	$(22,188)	$192	(138,586)
Impairment loss (non-cash)	27,630	—	—	—	—	27,630
Restructuring and other charges	5,514	(1,595)	571	6,188	—	10,678
Operating loss	$(155,310)	$14,732	$(8,132)	$(28,376)	$192	$(176,894)

(a)    In Fiscal 2022 and Fiscal 2021, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)    For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Segment Reporting.
(c)    We identified certain out of period adjustments related to Restructuring and other charges for the 52 weeks ended May 1, 2021. The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
Sales
The following table summarizes our sales:

	52 weeks ended
Dollars in thousands	April 30, 2022	May 1, 2021	%
Product sales and other	1,398,046	1,299,740	7.6%
Rental income	133,354	134,150	(0.6)%
Total Sales	$1,531,400	$1,433,890	6.8%
Our total sales increased by $97.5 million, or 6.8%, to $1,531.4 million during the 52 weeks ended April 30, 2022 from $1,433.9 million during the 52 weeks ended May 1, 2021. The sales increase is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. The increase is offset by the negative impact on sales primarily due to lower enrollments, primarily at community colleges and by international students, the continuation of remote and hybrid class offerings and lower logo and emblematic sales as they are reflected in sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For additional information, see Retail Sales discussion below.

Index to Form 10-K Index to FS
The components of the sales variances for the 52 week period are reflected in the table below.

Sales variances	52 weeks ended
Dollars in millions	April 30, 2022	May 1, 2021
Retail Sales
New stores	$67.2	$64.2
Closed stores	(42.3)	(35.4)
Comparable stores (a)	83.5	(409.2)
Textbook rental deferral	(1.8)	(3.3)
Service revenue (b)	(2.4)	(0.7)
Other (c)	5.0	2.0
Retail Sales subtotal:	$109.2	$(382.4)
Wholesale Sales	$(53.6)	$(32.5)
DSS Sales	$8.3	$3.7
Eliminations (d)	$33.6	$(6.0)
Total sales variance:	$97.5	$(417.2)

(a)    In December 2020, we entered into merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”). Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For Retail Gross Comparable Store Sales details, see below.
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
Retail
Retail total sales increased by $109.2 million, or 8.2%, to $1,439.7 million during the 52 weeks ended April 30, 2022 from $1,330.5 million during the 52 weeks ended May 1, 2021. Retail added 92 new stores and closed 82 stores during the 52 weeks ended April 30, 2022, ending the period with a total of 1,427 stores.

	Fiscal 2022		Fiscal 2021
	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	769	648	772	647
Opened	57	35	40	58
Closed	21	61	43	57
Number of stores at end of period	805	622	769	648

The comparability of Products and other sales, specifically logo and emblematic sales, is impacted by the recognition of logo and emblematic sales on a net basis in our consolidated financial statements during the 52 weeks ended April 30, 2022, as compared to on a gross basis prior to April 4, 2021. See the Retail Gross Comparable Store Sales discussion below.
Additionally, Product and other sales and Rental income are impacted by the growth of First Day Complete, comparable store sales, new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by overall enrollment declines in higher education. Although most four year schools returned to a traditional on-campus environment for learning in the Fall 2021 semester, as well as hosted traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, and the continuation of remote and hybrid class offerings. While many college athletic conferences resumed their sport activities, other on campus events, such as parent's weekends or alumni events, continue to be

Index to Form 10-K Index to FS
either eliminated or severely restricted, which further impacted our general merchandise business. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales.
Product and other sales for Retail increased by $110.0 million, or 9.2%, to $1,306.3 million during the 52 weeks ended April 30, 2022 from $1,196.3 million during the 52 weeks ended May 1, 2021. During the 52 weeks ended April 30, 2022, course material sales increased by $54.4 million or 8.1% to $710.7 million, and general merchandise sales increased by $59.0 million or 11.8% to $558.8 million, offset by a decrease in service and other revenue of $2.4 million or 6.1% to $36.8 million. Course material rental income for Retail decreased by $0.8 million, or 0.6%, to $133.4 million during the 52 weeks ended April 30, 2022 from $134.2 million during the 52 weeks ended May 1, 2021. The overall Retail sales increase is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. Course material sales were also impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
During the 52 weeks ended April 30, 2022, Retail Gross Comparable Store course material sales increased by 2.3%, as compared to a 15.2% decline a year ago, when the majority of our stores had temporarily closed due to the COVID-19 pandemic. See Retail Gross Comparable Store Sales discussion below. The increase in course material sales was reflective of the growth of First Day inclusive access programs, digital and eTextbook revenue increases, due to a shift to lower cost options and more affordable solutions, including digital offerings. For the 2022 Spring term, First Day Complete was offered through 76 campus bookstores compared to 14 campus bookstores in the prior year, at schools with over 380,000 in total undergraduate enrollment, up from approximately 62,000 in total undergraduate enrollment in the 2021 Spring term. Revenue for both of our First Day models increased to $234.2 million during Fiscal 2022, as compared to $122.7 million in the prior year period.
During the 52 weeks ended April 30, 2022, logo and emblematic sales are reflected in sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis prior to April 4, 2021. See Retail Gross Comparable Store Sales discussion below. During the 52 weeks ended April 30, 2022, Retail Gross Comparable Store general merchandise sales increased by 76.1%, as compared to a 45.9% decline a year ago. Both results during both periods benefited greatly from the return to an on campus learning experience and the resumption of many activities and events. Sales for general merchandise, including on-campus cafe and convenience products, and trade merchandise have increased compared to the prior year, when sales were impacted by the temporary store closings due to the COVID-19 pandemic. However, general merchandise sales are still impacted by fewer students returning to campus, as many schools implemented a remote or hybrid learning model and curtailed on-campus classes and activities.
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
Effective April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021.
We believe the current Retail Gross Comparable Store Sales calculation method reflects management’s view that such comparable store sales are an important measure of the growth in sales when evaluating how established stores have performed over time. We present this metric as additional useful information about the Company’s operational and financial performance and to allow greater transparency with respect to important metrics used by management for operating and financial decision-making. Retail Gross Comparable Store Sales are also referred to as "same-store" sales by others within the retail industry and the method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies and is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.

Index to Form 10-K Index to FS
Retail Gross Comparable Store Sales variances for Retail by category for the 52 week period are as follows:

Dollars in millions	52 weeks ended
	April 30, 2022		May 1, 2021
Textbooks (Course Materials)	$21.2	2.3%	$(158.4)	(15.2)%
General Merchandise	212.5	76.1%	(235.3)	(45.9)%
Trade Books	7.0	63.0%	(20.9)	(64.3)%
Total Retail Gross Comparable Store Sales	$240.7	19.6%	$(414.6)	(26.1)%
Wholesale
Wholesale sales decreased by $53.6 million, or 32.3%, to $112.2 million during the 52 weeks ended April 30, 2022 from $165.8 million during the 52 weeks ended May 1, 2021. The decrease is primarily due to lower gross sales impacted by the COVID-19 pandemic, including supply constraints resulting from the lack of on campus textbook buyback opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by lower returns and allowances. During the prior year period, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures, whereas the sales shifted back to the physical bookstores in the current period.
DSS
DSS total sales increased by $8.3 million, or 30.3%, to $35.7 million during the 52 weeks ended April 30, 20221 from $27.4 million during the 52 weeks ended May 1, 2021. Sales increased primarily due to an increase in subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 75.7% during the 52 weeks ended April 30, 2022 compared to 82.4% during the 52 weeks ended May 1, 2021. Our gross margin increased by $120.1 million, or 47.5%, to $372.8 million, or 24.3% of sales, during the 52 weeks ended April 30, 2022 from $252.7 million, or 17.6% of sales, during the 52 weeks ended May 1, 2021.
During the 52 weeks ended April 30, 2022 and May 1, 2021, we recognized a merchandise inventory loss and write-off of $0.4 million and $15.0 million, respectively, in cost of goods sold in the Retail Segment discussed below. Excluding the merchandise inventory loss and write-off, cost of goods sold and gross margin was 75.6% and 24.4%, respectively, of sales during the 52 weeks ended April 30, 2022 compared to 81.3% and 18.7%, respectively, of sales during the 52 weeks ended May 1, 2021. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization and Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Related Sales	May 1, 2021	% of Related Sales
Product and other cost of sales	$1,040,022	79.6%	$1,047,613	87.6%
Rental cost of sales	76,659	57.5%	87,240	65.0%
Total Cost of Sales	$1,116,681	77.6%	$1,134,853	85.3%
The following table summarizes the Retail gross margin:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Related Sales	May 1, 2021	% of Related Sales
Product and other gross margin	$266,288	20.4%	$148,707	12.4%
Rental gross margin	56,695	42.5%	46,910	35.0%
Gross Margin	$322,983	22.4%	$195,617	14.7%

Index to Form 10-K Index to FS
For the 52 weeks ended April 30, 2022, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (800 basis points), driven primarily by a favorable sales mix (410 basis points) due to higher general merchandise sales and higher margin rates (445 basis points) due to lower inventory reserves and lower markdowns, partially offset by an inventory merchandise loss of $0.4 million related to the finalization of the sale of our logo and emblematic general merchandise inventory below cost to FLC which occurred in the fourth quarter in Fiscal 2021. The increase in margin was also partially offset by higher contract costs as a percentage of sales related to our college and university contracts (60 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin increased (750 basis points), driven primarily by lower contract costs as a percentage of sales related to our college and university contracts (750 basis points) and a favorable rental mix (50 basis points), partially offset by lower rental margin rates (50 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $92.5 million, or 82.4% of sales, and $19.8 million, or 17.6% of sales, respectively, during the 52 weeks ended April 30, 2022. The cost of sales and gross margin for Wholesale were $131.1 million, or 79.1% of sales, and $34.7 million, or 20.9% of sales, respectively, during the 52 weeks ended May 1, 2021. The gross margin decreased to 17.6% during the 52 weeks ended April 30, 2022 from 20.9% during the 52 weeks ended May 1, 2021. The decrease was primarily due to the unfavorable impact of returns and allowances and higher markdowns, partially offset by a favorable sales mix.
DSS
Gross margin for the DSS segment was $29.9 million, or 83.9% of sales, during the 52 weeks ended April 30, 2022 and $22.3 million, or 81.5% of sales, during the 52 weeks ended May 1, 2021. The gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 52 weeks ended April 30, 2022 and 52 weeks ended May 1, 2021, sales eliminations were $56.2 million and $89.8 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 52 weeks ended April 30, 2022 and 52 weeks ended May 1, 2021, the cost of sales eliminations were $56.2 million and $89.8 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During both 52 weeks periods ended April 30, 2022 and 52 weeks ended May 1, 2021, the gross margin eliminations was $0.1 million. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Sales	May 1, 2021	% of Sales
Selling and Administrative Expenses	$383,440	25.0%	$338,280	23.6%
During the 52 weeks ended April 30, 2022, selling and administrative expenses increased by $45.2 million, or 13.4%, to $383.4 million from $338.3 million during the 52 weeks ended May 1, 2021. The variances by segment are discussed by segment below. The increase in selling and administrative expenses is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
Retail
For Retail, selling and administrative expenses increased by $37.0 million, or 13.3%, to $315.1 million during the 52 weeks ended April 30, 2022 from $278.1 million during the 52 weeks ended May 1, 2021. This increase was primarily due to a $34.5 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, and a $2.5 million increase in corporate payroll, infrastructure and product development costs. The payroll increase is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.

Index to Form 10-K Index to FS
Wholesale
For Wholesale, selling and administrative expenses decreased by $0.1 million, or 0.5%, to $16.0 million during the 52 weeks ended April 30, 2022 from $16.1 million during the 52 weeks ended May 1, 2021. The decrease in selling and administrative expenses was primarily driven by lower compensation expense and lower operating costs.
DSS
For DSS, selling and administrative expenses increased by $7.4 million to $29.5 million during the 52 weeks ended April 30, 2022 from $22.1 million during the 52 weeks ended May 1, 2021. The increase in costs was primarily driven by higher compensation expense, higher operating costs invested in the business associated with product development and sales infrastructure costs aimed at increasing revenue.
Corporate Services
Corporate Services' selling and administrative expenses increased by $0.9 million, or 4.2%, to $23.0 million during the 52 weeks ended April 30, 2022 from $22.1 million during the 52 weeks ended May 1, 2021. The increase was primarily due to higher professional services costs.
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Sales	May 1, 2021	% of Sales
Depreciation and Amortization Expense	$49,381	3.2%	$52,967	3.7%
Depreciation and amortization expense decreased by $3.6 million, or 6.8%, to $49.4 million during the 52 weeks ended April 30, 2022 from $53.0 million during the 52 weeks ended May 1, 2021. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2022 and Fiscal 2021. See impairment loss discuss below.
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
During the 52 weeks ended April 30, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.4 million (both pre-tax and after-tax), comprised of $0.7 million, $1.8 million, $3.7 million and $0.2 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively.
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
Restructuring and other charges
During the 52 weeks ended April 30, 2022, we recognized restructuring and other charges totaling $1.0 million, comprised primarily of $1.3 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives and $1.8 million for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure, partially offset by a $2.1 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $10.7 million (Restated), comprised primarily of $6.6 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $5.7 million for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with Fanatics and FLC partnership agreements and shareholder activist activities, and liabilities for a facility closure, partially offset by a $1.6 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).

Index to Form 10-K Index to FS
Operating Loss

	52 weeks ended		52 weeks ended - Restated (a)
Dollars in thousands	April 30, 2022	% of Sales	May 1, 2021	% of Sales
Operating Loss	$(67,416)	(4.4)%	$(176,894)	(12.3)%
(a)    We identified certain out of period adjustments related to Restructuring and other charges for the 52 weeks ended May 1, 2021. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
Our operating loss was $(67.4) million during the 52 weeks ended April 30, 2022 compared to operating loss of $(176.9) million during the 52 weeks ended May 1, 2021. This operating loss increase was due to the matters discussed above.
For the 52 weeks ended April 30, 2022, excluding the $0.4 million of merchandise inventory loss and write-off, $1.0 million of restructuring and other charges and the $6.4 million impairment loss (non-cash), all discussed above, operating loss was $(59.6) million (or (3.9)% of sales).
For the 52 weeks ended May 1, 2021, excluding the $15.0 million of merchandise inventory loss and write-off, $10.7 million of restructuring and other charges and the $27.6 million impairment loss (non-cash), all discussed above, operating loss was $(123.6) million (or (8.6)% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 30, 2022	May 1, 2021
Interest Expense, Net	$10,096	$8,087
Net interest expense increased by $2.0 million to $10.1 million during the 52 weeks ended April 30, 2022 from $8.1 million during the 52 weeks ended May 1, 2021 primarily due to higher borrowings compared to the prior year.
Income Tax Benefit

	52 weeks ended		52 weeks ended - Restated (a)
Dollars in thousands	April 30, 2022	Effective Rate	May 1, 2021	Effective Rate
Income Tax Benefit	$(8,655)	11.2%	$(45,171)	24.4%
(a)    We identified certain out of period adjustments related primarily to Income tax benefit for the 52 weeks ended May 1, 2021. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
We recorded an income tax benefit of $(8.7) million on a pre-tax loss of $(77.5) million during the 52 weeks ended April 30, 2022, which represented an effective income tax rate of 11.2% and an income tax benefit of $(45.2) million on a pre-tax loss of $(185.0) million during the 52 weeks ended May 1, 2021, which represented an effective income tax rate of 24.4%.
The effective tax rate for the 52 weeks ended April 30, 2022 is significantly lower as compared to the prior year comparable period due to the change in pre-tax loss and the change in the assessment of the realization of deferred tax assets as compared to prior year loss carrybacks.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7.2 million for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of May 1, 2021, we recognized a current income tax receivable for NOL carrybacks of $30.5 million in prepaid and other current assets on the consolidated balance sheet. We received a $7.8 million refund in the second quarter of Fiscal 2022 and expect to receive additional refunds of approximately $22.7 million.

Index to Form 10-K Index to FS
Net Loss

	52 weeks ended
Dollars in thousands	April 30, 2022	May 1, 2021
		Restated (a)
Net Loss	$(68,857)	$(139,810)
(a)    We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021.The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
As a result of the factors discussed above, we reported a net loss of $(68.9) million during the 52 weeks ended April 30, 2022, compared with a net loss of $(139.8) million during the 52 weeks ended May 1, 2021. Adjusted Earnings (non-GAAP) is $(55.6) million during the 52 weeks ended April 30, 2022, compared with $(96.5) million during the 52 weeks ended May 1, 2021. See Adjusted Earnings (non-GAAP) discussion below.

Results of Operations - 52 weeks ended May 1, 2021 (Restated) compared with the 53 weeks ended May 2, 2020

	52 weeks ended, May 1, 2021 - Restated (a) (b)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (c)	Total
Sales:
Product sales and other	$1,196,320	$165,825	$27,374	$—	$(89,779)	$1,299,740
Rental income	134,150	—	—	—	—	134,150
Total sales	1,330,470	165,825	27,374	—	(89,779)	1,433,890
Cost of sales:
Product and other cost of sales	1,047,613	131,142	5,056	—	(89,822)	1,093,989
Rental cost of sales	87,240	—	—	—	—	87,240
Total cost of sales	1,134,853	131,142	5,056	—	(89,822)	1,181,229
Gross profit	195,617	34,683	22,318	—	43	252,661
Selling and administrative expenses	278,149	16,085	22,116	22,079	(149)	338,280
Depreciation and amortization expense	39,634	5,461	7,763	109	—	52,967
Sub-Total:	$(122,166)	$13,137	$(7,561)	$(22,188)	$192	(138,586)
Impairment loss (non-cash)						27,630
Restructuring and other charges						10,678
Operating loss						$(176,894)

Index to Form 10-K Index to FS

	53 weeks ended, May 2, 2020 (b)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations (c)	Total
Sales:
Product sales and other	$1,533,029	$198,353	$23,661	$—	$(83,843)	1,671,200
Rental income	179,863	—	—	—	—	179,863
Total sales	1,712,892	198,353	23,661	—	(83,843)	1,851,063
Cost of sales:
Product and other cost of sales	1,224,798	158,548	4,348	—	(83,992)	1,303,702
Rental cost of sales	104,812	—	—	—	—	104,812
Total cost of sales	1,329,610	158,548	4,348	—	(83,992)	1,408,514
Gross profit	383,282	39,805	19,313	—	149	442,549
Selling and administrative expenses	347,869	18,238	19,172	19,403	(210)	404,472
Depreciation and amortization expense	47,099	5,963	8,670	128	—	61,860
Sub-Total:	$(11,686)	$15,604	$(8,529)	$(19,531)	$359	(23,783)
Impairment loss (non-cash)						433
Restructuring and other charges						18,567
Operating loss						$(42,783)

(a)    We identified certain out of period adjustments related to Restructuring and other charges for the 52 weeks ended May 1, 2021. The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
(b)    In Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
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

Index to Form 10-K Index to FS

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

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
Restructuring and other charges
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $10.7 million (Restated), comprised primarily of $6.6 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $5.7 million for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with Fanatics and FLC partnership agreements and shareholder activist activities, and liabilities for a facility closure, partially offset by a $1.6 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
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
Operating Loss

	52 weeks ended - Restated (a)		53 weeks ended
Dollars in thousands	May 1, 2021	% of Sales	May 2, 2020	% of Sales
Operating Loss	$(176,894)	(12.3)%	$(42,783)	(2.3)%
(a)    We identified certain out of period adjustments related to Restructuring and other charges for the 52 weeks ended May 1, 2021. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
Our operating loss was $(176.9) million during the 53 weeks ended May 1, 2021 compared to operating loss of $(42.8) million during the 53 weeks ended May 2, 2020. This operating loss increase was due to the matters discussed above.
For the 52 weeks ended May 1, 2021, excluding the $15.0 million of merchandise inventory loss and write-off, $10.7 million of restructuring and other charges and the $27.6 million impairment loss (non-cash), all discussed above, operating loss was $(123.6) million (or (8.6)% of sales).
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
Income Tax Benefit

	52 weeks ended - Restated (a)		53 weeks ended
Dollars in thousands	May 1, 2021	Effective Rate	May 2, 2020	Effective Rate
Income Tax Benefit	$(45,171)	24.4%	$(11,978)	23.8%
(a)    We identified certain out of period adjustments related to Restructuring and other charges for the 52 weeks ended May 1, 2021. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
We recorded an income tax benefit of $(45.2) million on a pre-tax loss of $(185.0) million during the 52 weeks ended May 1, 2021, which represented an effective income tax rate of 24.4% and an income tax benefit of $(12.0) million on a pre-tax loss of $(50.2) million during the 53 weeks ended May 2, 2020, which represented an effective income tax rate of 23.8%.
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
Net Loss

Dollars in thousands	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
	Restated (a)
Net Loss	$(139,810)	$(38,250)
(a)    We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021.The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.

As a result of the factors discussed above, we reported a net loss of $(139.8) million during the 52 weeks ended May 1, 2021, compared with a net loss of $(38.3) million during the 53 weeks ended May 2, 2020. Adjusted Earnings (non-GAAP) is $() million during the 52 weeks ended May 1, 2021, compared with $(21.1) million during the 53 weeks ended May 2, 2020. See Adjusted Earnings (non-GAAP) discussion below.

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
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Form 10-K, the reconciliation of Adjusted Earnings to net income (loss), the reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss), and the reconciliation of Adjusted EBITDA by Segment to net income (loss) by segment, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
Consolidated Adjusted Earnings (non-GAAP)

Dollars in thousands	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Net loss (b)	$(68,857)	$(139,810)	$(38,250)
Reconciling items, after-tax (below)	13,243	43,287	17,124
Adjusted Earnings (non-GAAP)	$(55,614)	$(96,523)	$(21,126)

Reconciling items, pre-tax
Impairment loss (non-cash) (c)	$6,411	$27,630	$433
Merchandise inventory loss and write-off (c)	434	14,960	—
Content amortization (non-cash) (d)	5,454	5,034	4,082
Restructuring and other charges (c)	944	10,678	18,567
Reconciling items, pre-tax	13,243	58,302	23,082
Less: Pro forma income tax impact (c)(e)	—	15,015	5,958
Reconciling items, after-tax	$13,243	$43,287	$17,124

Index to Form 10-K Index to FS

Consolidated Adjusted EBITDA (non-GAAP)

Dollars in thousands	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Net loss (b)	$(68,857)	$(139,810)	$(38,250)
Add:
Depreciation and amortization expense	49,381	52,967	61,860
Interest expense, net	10,096	8,087	7,445
Income tax benefit	(8,655)	(45,171)	(11,978)
Impairment loss (non-cash) (c)	6,411	27,630	433
Merchandise inventory loss and write-off (c)	434	14,960	—
Content amortization (non-cash) (d)	5,454	5,034	4,082
Restructuring and other charges (c)	944	10,678	18,567
Adjusted EBITDA (non-GAAP)	$(4,792)	$(65,625)	$42,159
(a)     We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021. The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.
(b)     In Fiscal 2022, 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(c)    See Management Discussion and Analysis - Results of Operations discussion above.
(d)    Earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.
(e)    Represents the income tax effects of the non-GAAP items.

The following is Adjusted EBITDA by segment for Fiscal 2022, Fiscal 2021, and Fiscal 2020:

Adjusted EBITDA - by Segment	52 weeks ended April 30, 2022 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(b)	Eliminations	Total
Net (loss) income	$(37,305)	$495	$(6,801)	$(25,471)	$225	$(68,857)
Add:
Depreciation and amortization expense	36,635	5,418	7,257	71	—	49,381
Interest expense, net	—	—	—	10,096	—	10,096
Income tax benefit	—	—	—	(8,655)	—	(8,655)
Impairment loss (non-cash) (c)	6,411	—	—	—	—	6,411
Merchandise inventory loss and write-off (b)	434	—	—	—	—	434
Content amortization (non-cash) (d)	386	—	5,068	—	—	5,454
Restructuring and other charges (c)	2,118	(2,131)	—	957	—	944
Adjusted EBITDA (non-GAAP)	$8,679	$3,782	$5,524	$(23,002)	$225	$(4,792)

Index to Form 10-K Index to FS

Adjusted EBITDA - by Segment	52 weeks ended May 1, 2021 (a) - Restated (e)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(155,310)	$14,732	$(8,132)	$8,708	$192	$(139,810)
Add:
Depreciation and amortization expense	39,634	5,461	7,763	109	—	52,967
Interest expense, net	—	—	—	8,087	—	8,087
Income tax benefit	—	—	—	(45,171)	—	(45,171)
Impairment loss (non-cash) (c)	27,630	—	—	—	—	27,630
Merchandise inventory loss and write-off (b)	14,960	—	—	—	—	14,960
Content amortization (non-cash) (d)	745	—	4,289	—	—	5,034
Restructuring and other charges (c)	5,514	(1,595)	571	6,188	—	10,678
Adjusted EBITDA (non-GAAP)	$(66,827)	$18,598	$4,491	$(22,079)	$192	$(65,625)

Adjusted EBITDA - by Segment	53 weeks ended May 2, 2020 (a)
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(24,445)	$12,909	$(8,529)	$(18,544)	$359	$(38,250)
Add:
Depreciation and amortization expense	47,099	5,963	8,670	128	—	61,860
Interest expense, net	—	—	—	7,445	—	7,445
Income tax benefit	—	—	—	(11,978)	—	(11,978)
Impairment loss (non-cash) (c)	433	—	—	—	—	433
Merchandise inventory loss and write-off (b)	—	—	—	—	—	—
Content amortization (non-cash) (d)	814	—	3,268	—	—	4,082
Restructuring and other charges (c)	12,326	2,695	—	3,546	—	18,567
Adjusted EBITDA (non-GAAP)	$36,227	$21,567	$3,409	$(19,403)	$359	$42,159

(a) In Fiscal 2022, 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)    Interest expense is reflected in Corporate Services as it is primarily related to our Credit Agreement which funds our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.
(c)    See Management Discussion and Analysis - Results of Operations discussion above.
(d)    Earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.
(e)     We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021. The adjustments increased our fiscal year 2021 reported net loss by $8.0 million but did not have an impact on Adjusted EBITDA (non-GAAP), cash flows or liquidity. Refer to Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for further information.

Index to Form 10-K Index to FS
Free Cash Flow (non-GAAP)

Dollars in thousands	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Net cash flows provided by (used in) operating activities	$2,060	$32,895	$(8,676)
Less:
Capital expenditures (a)	43,533	37,223	36,192
Cash interest	8,166	6,778	6,796
Cash taxes	(8,007)	6,008	(4,141)
Free Cash Flow (non-GAAP)	$(41,632)	$(17,114)	$(47,523)
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
Capital Expenditures

Dollars in thousands	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Physical store capital expenditures	$16,206	$10,382	$13,926
Product and system development	15,453	11,747	15,710
Content development costs	9,340	8,741	4,335
Other	2,534	6,353	2,221
Total Capital Expenditures	$43,533	$37,223	$36,192
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of April 30, 2022, we had $225.7 million of borrowings outstanding under the Credit Agreement. See Financing Arrangements discussion below.
We believe that our future cash from operations, access to borrowings under the Credit Facility, FILO Facility and short-term financings will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, the number and timing of new store openings, and any potential acquisitions of other brands or companies including digital properties. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
COVID-19 Business Impact
During Fiscal 2022, our business continued to be significantly negatively impacted by the COVID-19 pandemic. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment for learning in the Fall semester, as well as hosted traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales later into the quarter or shifting some sales to our fourth quarter. We will continue to assess our operations and will continue to consider the guidance of local governments and

Index to Form 10-K Index to FS
our campus partners to determine how to operate our bookstores in the safest manner for our employees and customers. Please see our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further discussion.
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
Sources and Uses of Cash Flow

Dollars in thousands	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash, cash equivalents, and restricted cash at beginning of period	$16,814	$9,008	$14,768
Net cash flows provided by (used in) operating activities	2,060	32,895	(8,676)
Net cash flows used in investing activities	(42,661)	(36,888)	(37,019)
Net cash flows provided by financing activities	45,721	11,799	39,935
Cash, cash equivalents, and restricted cash at end of period	$21,934	$16,814	$9,008
As of April 30, 2022 and May 1, 2021, we had restricted cash of $11.5 million and $8.8 million, respectively, comprised of $10.6 million and $7.9 million, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $0.9 million as of the end of both periods in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows provided by operating activities during Fiscal 2022 were $2.1 million compared to $32.9 million during Fiscal 2021. This decrease in cash provided by operating activities of $30.8 million was primarily due to $41.8 million of proceeds received in Fiscal 2021 for the sale of logo merchandise inventory to FLC and changes in working capital, including higher accounts receivables outstanding and higher inventory purchases, partially offset by improved earnings in the current year period compared to the prior year period and lower tax payments of $14.0 million compared to the prior year period. Our operations were highly impacted by COVID-19 related campus store closures in the prior year period, resulting in lower operating costs and lower inventory purchases in the prior year.
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
Cash Flow from Investing Activities
Cash flows used in investing activities during Fiscal 2022 were $(42.7) million compared to $(36.9) million during Fiscal 2021. The increase in cash used in investing activities is primarily due to higher capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, renewing

Index to Form 10-K Index to FS
existing contracts and new store construction. Capital expenditures totaled $(43.5) million and $(37.2) million during Fiscal 2022 and Fiscal 2021, respectively.
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
Cash Flow from Financing Activities
Cash flows provided by financing activities during Fiscal 2022 were $45.7 million compared to $11.8 million during Fiscal 2021. The net change of $33.9 million is primarily due to higher net borrowings under the credit agreement, offset by proceeds from the sale of treasury shares of $10.9 million during Fiscal 2021.
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
On June 7, 2022, subsequent to the end of Fiscal 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to the Credit Agreement. Part II - Item 8. Financial Statements and Supplementary Data - Note 16. Subsequent Event for details.
On June 28, 2022, we obtained limited waivers with respect to the Credit Agreement and the Term Loan Credit Agreement, pursuant to which the requisite lenders thereunder waived any potential default or event of default under such agreements solely to the extent arising from the restatement of Fiscal 2021 consolidated financial statements as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
During the 52 weeks ended April 30, 2022, we borrowed $632.2 million and repaid $584.1 million under the Credit Agreement, with $225.7 million of outstanding borrowings as of April 30, 2022. During the 52 weeks ended May 1, 2021, we borrowed $722.6 million and repaid $719.7 million under the Credit Agreement, with $177.6 million of outstanding borrowings as of May 1, 2021. During the 53 weeks ended May 2, 2020, we borrowed $600.9 million and repaid $559.7 million under the Credit Agreement, with $174.7 million of outstanding borrowings as of May 2, 2020. As of both April 30, 2022 and May 1, 2021, we have issued $4.8 million in letters of credit under the Credit Facility.
During the 52 weeks ended April 30, 2022 and May 1, 2021, we incurred debt issuance costs totaling $0.3 million and $1.1 million related to the March 4, 2022 waiver and March 31, 2021 Credit Facility amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
Interest under the Credit Facility accrues, at our election, at a Secured Overnight Financing Rate ("SOFR") or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Credit Facility. Loans will initially bear interest at SOFR plus 2.00% per annum, in the case of SOFR borrowings, or at the alternate base rate plus 1.00% per annum, in the alternative, and thereafter the interest rate will fluctuate between SOFR plus 2.00% per annum and SOFR plus 1.50% per annum (or between the alternate base rate plus 1.000% per

Index to Form 10-K Index to FS
annum and the alternate base rate plus 0.50% per annum), based upon the excess availability under the Credit Facility at such time.
Loans under the FILO Facility will bear interest at a rate equal to the SOFR rate, plus 3.750%. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 31, 2021 through the end of 2021 was increased by 0.50% (to 3.75% per annum for SOFR rate loans and 2.75% for base rate loans). The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. The commitments under the FILO Facility decreased from $50.0 million to $25.0 million on August 1, 2021. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
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
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of April 30, 2022.
Income Tax Implications on Liquidity
For the fiscal year ended April 30, 2022, the Company intends to file an application to change its tax year from January to April under the automatic consent provisions. As a result of the tax year-end change, there is no longer a long-term tax payable associated with the LIFO reserve in other long-term liabilities.
We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We received a $7.8 million refund in the second quarter of Fiscal 2022 and expect to receive additional refunds of approximately $22.6 million.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2022, Fiscal 2021, and Fiscal 2020, we did not purchase shares under the stock repurchase program. As of April 30, 2022, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2022, Fiscal 2021, and Fiscal 2020, we also repurchased 239,751 shares, 414,174 shares, and 374,733 shares of our common stock, respectively, in connection with employee tax withholding obligations for vested stock awards.

Index to Form 10-K Index to FS
Contractual Obligations
The following table sets forth our contractual obligations (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (a)	$185.7	$185.7	$—	$—	$—
FILO Facility (a)	40.0	40.0	—	—	—
Term Loans (a)	30.0	—	30.0	—	—
Lease obligations (excluding imputed interest) (b)	367.7	104.7	104.6	67.2	91.2
Purchase obligations (c)	22.3	11.6	10.2	0.5	—
Other long-term liabilities reflected on the balance sheet under GAAP (d)	—	—	—	—	—
Total	$645.7	$342.0	$144.8	$67.7	$91.2

(a)As of April 30, 2022, we had a total of $225.7 million of outstanding borrowings under the Credit Facility and FILO Facility. See Financing Arrangements discussion above for information about future borrowings and payments under the FILO Credit Facility. On June 7, 2022, subsequent to the end of Fiscal 2022, we entered into a Term Loan Credit Agreement and we entered an amendment to the Credit Agreement. Part II - Item 8. Financial Statements and Supplementary Data - Note 16. Subsequent Event for details.
(b)Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to 120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 50% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 2.4% of the minimum rent payments under those leases.
(c)Includes information technology contracts.
(d)Other long-term liabilities excludes expected payments related to employee benefit plans. See Part II - Item 8. Financial Statements and Supplementary Data — Note 11. Employee Benefit Plans.
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
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue is derived from the sale of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 3. Revenue.
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
Cost is determined primarily by the retail inventory method for our Retail Segment and last-in first out, or “LIFO”, method for our Wholesale Segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2022, Fiscal 2021, and Fiscal 2020.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change

Index to Form 10-K Index to FS
in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.6 million in Fiscal 2022.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.05 million in Fiscal 2022.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 1% change in rental cost of goods sold would have affected pre-tax earnings by approximately $0.4 million in Fiscal 2022.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine long-term incentive compensation expense. If actual results are not consistent with the assumptions used, the long-term incentive compensation expense reported in our financial statements may not be representative of the actual economic cost of the long-term incentive compensation. A 10% change in our long-term incentive compensation expense would have affected pre-tax earnings by approximately $1.1 million in Fiscal 2022.
Evaluation of Other Long-Lived Assets Impairment
As of April 30, 2022, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $94.1 million, $286.6 million, $129.6 million, and $24.0 million, respectively, on our consolidated balance sheet.
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
Our business has been significantly negatively impacted by the ongoing COVID-19 pandemic, as many schools continued to adjust their learning models and on-campus activities. Many of the trends observed during the Fall 2021 semester continued into the Spring 2022 semester, as fewer students have returned to campus for the Spring semester. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron

Index to Form 10-K Index to FS
variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales. These combined events continue to impact the Company’s course materials and general merchandise business.
During the third quarter of Fiscal 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.4 million (both pre-tax and after-tax), comprised of $0.7 million, $1.8 million, $3.7 million and $0.2 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2022.
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
During the third quarter of both Fiscal 2022 and Fiscal 2021, we completed our annual goodwill impairment test and concluded that the fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
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

Index to Form 10-K Index to FS
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We generally limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. During Fiscal 2022, we did not have any invested cash balances. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of April 30, 2022, our cash and cash equivalents totaled approximately $10.4 million.
We may from time to time borrow money under the Credit Facility and FILO Facility at various interest rate options based on SOFR or alternate base rate (each term as defined therein) depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings outstanding under the Credit Facility and FILO Facility. We had $225.7 million of

Index to Form 10-K Index to FS
borrowings outstanding under Credit Facility and FILO Facility as of April 30, 2022. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would affect interest expense by approximately less than $0.1 million in Fiscal 2022.
We recognize lease assets and lease liabilities on the consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments. We used our incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable. We utilized an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later. A 25 basis point increase in the rate or 25 basis point decrease in the rate would not have materially affected the present value of future lease payments.
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
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of April 30, 2022 and May 1, 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 30, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and May 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 29, 2022 expressed an adverse opinion thereon.

Restatement of fiscal 2021 Financial Statements

As discussed in Note 2, Restatement - Fiscal 2021 Consolidated Financial Statements, the fiscal 2021 consolidated financial statements have been restated to correct a misstatement.

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

Long-Lived Asset Impairment

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company tests its long-lived assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset (group) exceeds its fair value, the asset (group) is written down to its fair value and an impairment charge is recognized. During the fiscal year 2022, the Company recognized an impairment charge of $6.4 million related to long-lived assets at certain of its stores.

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

Iselin, New Jersey
June 29, 2022

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Sales:
Product sales and other	$1,398,046	$1,299,740	$1,671,200
Rental income	133,354	134,150	179,863
Total sales	1,531,400	1,433,890	1,851,063
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,081,981	1,093,989	1,303,702
Rental cost of sales	76,659	87,240	104,812
Total cost of sales	1,158,640	1,181,229	1,408,514
Gross profit	372,760	252,661	442,549
Selling and administrative expenses	383,440	338,280	404,472
Depreciation and amortization expense	49,381	52,967	61,860
Impairment loss (non-cash)	6,411	27,630	433
Restructuring and other charges	944	10,678	18,567
Operating loss	(67,416)	(176,894)	(42,783)
Interest expense, net	10,096	8,087	7,445
Loss before income taxes	(77,512)	(184,981)	(50,228)
Income tax benefit	(8,655)	(45,171)	(11,978)
Net loss	$(68,857)	$(139,810)	$(38,250)

Loss per share of Common Stock
Basic	$(1.33)	$(2.81)	$(0.80)
Diluted	$(1.33)	$(2.81)	$(0.80)
Weighted average shares of Common Stock outstanding:
Basic	51,797	49,669	48,013
Diluted	51,797	49,669	48,013
See accompanying notes to consolidated financial statements.
(a)     We identified certain out of period adjustments related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021. Refer to Note 2. Summary of Significant Accounting Policies for further information.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	April 30, 2022	May 1, 2021
		Restated (a)
ASSETS
Current assets:
Cash and cash equivalents	$10,388	$8,024
Receivables, net	137,039	121,072
Merchandise inventories, net	293,854	281,112
Textbook rental inventories	29,612	28,692
Prepaid expenses and other current assets	61,709	61,933
Total current assets	532,602	500,833
Property and equipment, net	94,072	89,172
Operating lease right-of-use assets	286,584	240,456
Intangible assets, net	129,624	150,904
Goodwill	4,700	4,700
Deferred tax assets, net	—	15,943
Other noncurrent assets	23,971	29,105
Total assets	$1,071,553	$1,031,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182,790	$137,578
Accrued liabilities	95,387	93,589
Current operating lease liabilities	97,143	92,513
Short-term borrowings	40,000	50,000
Total current liabilities	415,320	373,680
Long-term deferred taxes, net	1,430	—
Long-term operating lease liabilities	219,594	184,780
Other long-term liabilities	21,135	52,042
Long-term borrowings	185,700	127,600
Total liabilities	843,179	738,102
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 54,234 and 53,327 shares, respectively; outstanding, 52,046 and 51,379 shares, respectively	542	533
Additional paid-in capital	740,838	734,257
Accumulated deficit	(491,494)	(422,637)
Treasury stock, at cost	(21,512)	(19,142)
Total stockholders' equity	228,374	293,011
Total liabilities and stockholders' equity	$1,071,553	$1,031,113
See accompanying notes to consolidated financial statements.
(a)     We identified certain out of period adjustments related to Deferred tax assets, net and Accrued liabilities as of May 1, 2021. Refer to Note 2. Summary of Significant Accounting Policies for further information.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Cash flows from operating activities:
Net loss	$(68,857)	$(139,810)	$(38,250)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	49,381	52,967	61,860
Impairment loss (non-cash)	6,411	27,630	433
Merchandise inventory loss and write-off	434	14,960	—
Content amortization expense	5,454	5,034	4,082
Amortization of deferred financing costs	1,472	1,112	1,095
Deferred taxes	(7,961)	(8,138)	(5,380)
Stock-based compensation expense	6,333	5,095	6,638
Changes in operating lease right-of-use assets and liabilities	(8,475)	(4,367)	18,399
Changes in other long-term assets and liabilities and other, net	(2,155)	9,251	947
Changes in other operating assets and liabilities, net	20,023	69,161	(58,500)
Net cash flows provided by (used in) operating activities	2,060	32,895	(8,676)
Cash flows from investing activities:
Purchases of property and equipment	(43,533)	(37,223)	(36,192)
Changes in other noncurrent assets and other	872	335	(827)
Net cash flows used in investing activities	(42,661)	(36,888)	(37,019)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	632,220	722,600	600,900
Repayments of borrowings under Credit Agreement	(584,120)	(719,700)	(559,700)
Payment of deferred financing costs	(265)	(1,076)	—
Sale of treasury shares	—	10,869	—
Purchase of treasury shares	(2,370)	(894)	(1,265)
Proceeds from the exercise of stock options, net	256	—	—
Net cash flows provided by (used in) financing activities	45,721	11,799	39,935
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,120	7,806	(5,760)
Cash, cash equivalents, and restricted cash at beginning of period	16,814	9,008	14,768
Cash, cash equivalents, and restricted cash at end of period	$21,934	$16,814	$9,008
Changes in other operating assets and liabilities, net:
Receivables, net	$(15,967)	$(30,221)	$7,320
Merchandise inventories	(13,176)	132,867	(8,617)
Textbook rental inventories	(920)	12,018	6,291
Prepaid expenses and other current assets	3,112	(37,492)	(4,399)
Accounts payable and accrued liabilities	46,974	(8,011)	(59,095)
Changes in other operating assets and liabilities, net	$20,023	$69,161	$(58,500)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$8,166	$6,778	$6,796
Income taxes paid (net of refunds)	$(8,007)	$6,008	$(4,141)
See accompanying notes to consolidated financial statements.
(a)     We identified certain out of period adjustments related to Deferred tax assets and Accrued liabilities as of May 1, 2021. Refer to Note 2. Summary of Significant Accounting Policies for further information.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2019	51,030	$510	$726,331	$(244,577)	3,467	$(31,636)	$450,628
Stock-based compensation expense			6,638				6,638
Vested equity awards	1,110	11	(11)				—
Shares repurchased for tax withholdings for vested stock awards					375	(1,265)	(1,265)
Net loss				(38,250)			(38,250)
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			5,095				5,095
Vested equity awards	1,187	12	(12)				—
Sale of treasury shares			(3,784)		(2,308)	14,653	10,869
Shares repurchased for tax withholdings for vested stock awards					414	(894)	(894)
Net loss - Restated (a)				(139,810)			(139,810)
Balance at May 1, 2021 - Restated (a)	53,327	$533	$734,257	$(422,637)	1,948	$(19,142)	$293,011
Stock-based compensation expense			6,333				6,333
Vested equity awards	829	8	(8)				—
Shares repurchased for tax withholdings for vested stock awards					240	(2,370)	(2,370)
Issuance of common stock upon exercise of stock options	78	1	256				257
Net loss				(68,857)			(68,857)
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374

See accompanying notes to consolidated financial statements.

(a)     We identified certain out of period adjustments related to related primarily to Income tax benefit, as well as Restructuring and other charges, for the 52 weeks ended May 1, 2021. Refer to Note 2. Summary of Significant Accounting Policies for further information.

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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,427 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We have three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Segment Reporting.
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
Offering courseware sales through our inclusive access First Day and First Day Complete models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has occurred at those schools where such programs have been adopted.
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
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a strategic equity investment in BNED. On April 4, 2021, as contemplated by the FLC Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC, which was finalized during the first quarter of Fiscal 2022. As contemplated by the FLC Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products during the first quarter of Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 4, 2021. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 5. Equity and Earnings Per Share.
COVID-19 Business Impact
Our business has experienced an unprecedented and significant negative impact as a result of COVID-19 related campus store closures. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment, as well as hosted traditional on campus sporting activities, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings. Please see our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended April 30, 2022 (“Fiscal 2022”), 52 weeks ended May 1, 2021 (“Fiscal 2021”), and 53 weeks ended May 2, 2020 (“Fiscal 2020”).
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
Restatement - Fiscal 2021 Consolidated Financial Statements
We identified certain out of period adjustments related primarily to the recognition of Income tax benefit related to the recording of an additional deferred tax valuation allowance, and Restructuring and other charges related to severance costs, for the 52 weeks ended May 1, 2021, the 13 weeks ended July 31, 2021, the 26 weeks ended October 30, 2021 and the 39 weeks ended January 29, 2022. The adjustments did not impact Net cash flows provided by operating activities, Net cash flows used in investing activities, or Net cash flows used in financing activities for the periods noted. The impact of the adjustments identified are disclosed as follows:

Fiscal 2021	52 weeks ended May 1, 2021
	As Reported	Adjustment	Restated
Statement of Operations
Restructuring and other charges	$9,960	$718	$10,678
Operating loss	$(176,176)	$(718)	$(176,894)
Loss before income taxes	$(184,263)	$(718)	$(184,981)
Income tax benefit	$(52,476)	$7,305	$(45,171)
Net loss	$(131,787)	$(8,023)	$(139,810)

Basic EPS	$(2.65)	$(0.16)	$(2.81)
Diluted EPS	$(2.65)	$(0.16)	$(2.81)

	As of May 1, 2021
Balance Sheet	As Reported	Adjustment	Restated
Deferred tax assets, net	$23,248	$(7,305)	$15,943
Total assets	$1,038,418	$(7,305)	$1,031,113
Accrued liabilities	$92,871	$718	$93,589
Total current liabilities	$372,962	$718	$373,680
Total liabilities	$737,384	$718	$738,102
Accumulated deficit	$(414,614)	$(8,023)	$(422,637)
Total stockholders' equity	$301,034	$(8,023)	$293,011
Total liabilities and stockholders' equity	$1,038,418	$(7,305)	$1,031,113
Restatement - Fiscal 2022 Interim Financial Statements (Unaudited)

Fiscal 2022	13 weeks ended July 31, 2021			26 weeks ended October 30, 2021			39 weeks ended January 29, 2022
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Statement of Operations
Restructuring and other charges	$2,623	$(718)	$1,905	$3,739	$(718)	$3,021	$3,785	$(718)	$3,067
Operating loss	$(41,453)	$718	$(40,735)	$(16,864)	$718	$(16,146)	$(49,999)	$718	$(49,281)
Loss before income taxes	$(43,947)	$718	$(43,229)	$(21,622)	$718	$(20,904)	$(57,808)	$718	$(57,090)
Net loss	$(44,346)	$718	$(43,628)	$(21,818)	$718	$(21,100)	$(58,619)	$718	$(57,901)

Basic EPS	$(0.86)	$0.01	$(0.85)	$(0.42)	$0.01	$(0.41)	$(1.13)	$0.01	$(1.12)
Diluted EPS	$(0.86)	$0.01	$(0.85)	$(0.42)	$0.01	$(0.41)	$(1.13)	$0.01	$(1.12)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

	As of July 31, 2021			As of October 30, 2021			As of January 29, 2022
Balance Sheet	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Deferred tax assets, net	$23,248	$(7,305)	$15,943	$23,248	$(7,305)	$15,943	$22,918	$(7,305)	$15,613
Total assets	$1,251,315	$(7,305)	$1,244,010	$1,259,515	$(7,305)	$1,252,210	$1,274,035	$(7,305)	$1,266,730
Accumulated deficit	$(458,960)	$(7,305)	$(466,265)	$(436,432)	$(7,305)	$(443,737)	$(473,233)	$(7,305)	$(480,538)
Total stockholders' equity	$256,595	$(7,305)	$249,290	$279,494	$(7,305)	$272,189	$244,765	$(7,305)	$237,460
Total liabilities and stockholders' equity	$1,251,315	$(7,305)	$1,244,010	$1,259,515	$(7,305)	$1,252,210	$1,274,035	$(7,305)	$1,266,730
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
Restricted Cash
As of April 30, 2022, we had restricted cash of $11,545, comprised of $10,649 in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $897 in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. The increase in trade accounts receivable is primarily due to the growth of our of First Day inclusive access offerings, where cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. The increase in other receivables is primarily due to vendor reimbursements. Components of accounts receivables are as follows:

	As of
	April 30, 2022	May 1, 2021
Trade accounts	$102,358	$99,583
Advances for book buybacks	2,292	2,901
Credit/debit card receivables	5,129	4,433
Other receivables	27,260	14,155
Total receivables, net	$137,039	$121,072

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $2,243, and $3,594 as of April 30, 2022 and May 1, 2021, respectively.
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
Cost is determined primarily by the retail inventory method for our Retail segment and last-in first out, or “LIFO”, method for our Wholesale segment. Our textbook inventories, for Retail and Wholesale, and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2022, Fiscal 2021 and Fiscal 2020.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. The Retail Segment's four largest suppliers, excluding the supply sourced from our Wholesale Segment, accounted for approximately 30% of our merchandise purchased during the 52 weeks ended April 30, 2022. For our Wholesale Segment, the four largest suppliers, excluding textbooks purchased from students at our Retail Segment's bookstores, accounted for approximately 27% of merchandise purchases during the 52 weeks ended April 30, 2022.
As contemplated by the merchandising partnership agreement, we sold our logo and emblematic general merchandise inventory to FLC and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold in the consolidated statement of operations during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the first quarter of Fiscal 2022, at which time, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold in the condensed consolidated statement of operations for the Retail Segment. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization.
Additionally, during the 52 weeks ended May 1, 2021, we also recognized a merchandise inventory write-off of $4,698 in cost of goods sold in the statement of operations for the Retail Segment related to our initiative to exit certain product offerings and streamline/rationalize our overall non-logo general merchandise product assortment resulting from the centralization of our merchandising decision-making during the year.
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
Cloud Computing Arrangements
Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in prepaid expenses and other assets in the consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the consolidated

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
balance sheets were $13,294 and $10,516 as of April 30, 2022 and May 1, 2021, respectively. We had $3,179, $283, and $96 of amortization of implementation costs in selling and administrative expense in the consolidated statement of operations, for the 52 weeks ended April 30, 2022, 52 weeks ended May 1, 2021, and 53 weeks ended May 2, 2020, respectively.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $31,785, $35,024, and $42,550, of depreciation expense in the consolidated statement of operations for the 52 weeks ended April 30, 2022, 52 weeks ended May 1, 2021, and 53 weeks ended May 2, 2020, respectively.
Content development costs are primarily related to bartleby.com textbook solutions which was launched in Fiscal 2019. Content amortization is computed using the straight-line method over estimated useful lives. Amortization of content development costs is recorded to cost of goods sold. We had $5,454, $5,034, and $4,082, of content amortization expense in the consolidated statement of operations for the 52 weeks ended April 30, 2022, 52 weeks ended May 1, 2021, and 53 weeks ended May 2, 2020, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	April 30, 2022	May 1, 2021
Property and equipment:
Leasehold improvements	(a)	$125,462	$131,784
Machinery, equipment and display fixtures	3 - 5	252,582	247,979
Computer hardware and capitalized software costs	(b)	163,963	152,941
Office furniture and other	2 - 7	64,375	62,031
Content development costs	3 - 5	34,867	25,526
Construction in progress		3,710	4,444
Total property and equipment		644,959	624,705
Less accumulated depreciation and amortization		550,887	535,533
Total property and equipment, net		$94,072	$89,172
(a)     Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from 1 - 15 years.
(b)     System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 2 - 5 years.
Intangible Assets
Amortizable intangible assets as of April 30, 2022 and May 1, 2021 are as follows:

		As of April 30, 2022
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	8 - 12	$253,528	$(128,229)	$125,299
Content	1	19,400	(17,375)	2,025
Technology	1	9,500	(9,100)	400
Other (a)	1 - 6	8,737	(6,837)	1,900
		$291,165	$(161,541)	$129,624

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

		As of May 1, 2021
Amortizable intangible assets	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	9 - 13	$263,168	$(122,565)	$140,603
Content	1 - 2	19,400	(13,495)	5,905
Technology	1	9,500	(7,500)	2,000
Other (a)	1 - 7	8,930	(6,534)	2,396
		$300,998	$(150,094)	$150,904
(a)    Other consists of recognized intangibles for non-compete agreements, trade names, and favorable leasehold interests.
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended April 30, 2022	$17,596
For the 52 weeks ended May 1, 2021	$17,943
For the 53 weeks ended May 2, 2020	$19,310

Estimated Amortization Expense: (Fiscal Year)
2023	$13,066
2024	$11,201
2025	$10,848
2026	$10,848
2027	$10,790
After 2027	$72,871

For additional information about intangible assets, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
Leases
We recognize lease assets and lease liabilities on the consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments as required by FASB ASC 842, Leases (Topic 842). We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 8. Leases.
Impairment of Long-Lived Assets
As of April 30, 2022, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $94,072, $286,584, $129,624, and $23,971, respectively, on our consolidated balance sheet. As of May 1, 2021, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $89,172, $240,456, $150,904, and $29,105, respectively, on our consolidated balance sheet.
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
Our business has been significantly negatively impacted by the ongoing COVID-19 pandemic during Fiscal 2022 and Fiscal 2021, as many schools continued to adjust their learning models and on-campus activities. Many of the trends observed during Fiscal 2021 continued into Fiscal 2022, as fewer students returned to campus and enrollments declined, including enrollments at community colleges and by international students. Although many academic institutions have reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales. These combined events continue to impact the Company’s course materials and general merchandise business.
During the third quarter of Fiscal 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,411 (both pre-tax and after-tax), comprised of $739, $1,793, $3,668 and $211 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.
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
Goodwill
The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. As of both April 30, 2022 and May 1, 2021, we had $0, $0 and $4,700 of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively.
During the third quarter of Fiscal 2022, Fiscal 2021 and Fiscal 2020, we completed our annual goodwill impairment test and concluded that the fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
As of April 30, 2022, goodwill of approximately $60,910 was deductible for federal income tax purposes. This is higher than the goodwill balance reflected on the consolidated balance sheet as of April 30, 2022 due to impairment losses recorded in Fiscal 2018 and Fiscal 2019.

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
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue is derived from the sales of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 3. Revenue.
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
Long-Term Incentive Compensation
We have granted awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock, restricted stock units, performance shares, performance share units, and phantom share units. See Part II - Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense for additional information regarding expense recognition for each type of award.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $13,206, $12,916, and $10,349 in the consolidated statement of operations for the 52 weeks ended April 30, 2022, 52 weeks ended May 1, 2021, and 53 weeks ended May 2, 2020, respectively.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We regularly review deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Income Taxes.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
For the fiscal year ended April 30, 2022, the Company intends to file an application to change its tax year from January to April under the automatic consent provisions. As a result of the tax year-end change, there is no longer a long-term tax payable associated with the LIFO reserve in other long-term liabilities.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Retail
Course Materials Product Sales	$710,665	$657,279	$752,505
General Merchandise Product Sales (a)	558,818	499,836	740,539
Service and Other Revenue (b)	36,827	39,205	39,985
Retail Product and Other Sales sub-total	1,306,310	1,196,320	1,533,029
Course Materials Rental Income	133,354	134,150	179,863
Retail Total Sales	$1,439,664	$1,330,470	$1,712,892
Wholesale Sales	$112,246	$165,825	$198,353
DSS Sales (c)	$35,666	$27,374	$23,661
Eliminations (d)	$(56,176)	$(89,779)	$(83,843)
Total Sales	$1,531,400	$1,433,890	$1,851,063
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
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of both April 30, 2022 and May 1, 2021 on our consolidated balance sheets.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and FLC as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Partnership with Fanatics and FLC and Note 5. Equity and Earnings Per Share - Sale of Treasury Shares.
Deferred revenue of $14,946 and $4,776 is recorded within accrued liabilities and other long-term liabilities on our consolidated balance sheet, respectively, as of April 30, 2022 and $13,469 and $4,670 is recorded within accrued liabilities and other long-term liabilities on our consolidated balance sheet, respectively, as of May 1, 2021. As of April 30, 2022 we expect to recognize $14,946 of the deferred revenue balance within in the next 12 months. The following table presents changes in contract liabilities during the fiscal year ended April 30, 2022:

Deferred revenue balance as of May 2, 2020	$13,373
Additions to deferred revenue during the period	171,834
Reductions to deferred revenue for revenue recognized during the period	(167,068)
Deferred revenue balance as of May 1, 2021	$18,139
Additions to deferred revenue during the period	163,597
Reductions to deferred revenue for revenue recognized during the period	(162,014)
Deferred revenue balance as of April 30, 2022	$19,722
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
Retail Segment
The Retail Segment operates 1,427 college, university, and K-12 school bookstores, comprised of 805 physical bookstores and 622 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 805 physical bookstores) and sources and distributes new and used textbooks to our 622 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
DSS Segment
The Digital Student Solutions (“DSS”) Segment includes products and services to assist students to study more effectively and improve academic performance. The DSS Segment is comprised of the operations of Student Brands, LLC, a leading direct-to-student subscription-based writing services business, and bartleby®, an institutional and direct-to-student subscription-based offering providing textbook solutions, expert questions and answers, writing and tutoring.
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
Our international operations are not material and the majority of the revenue and total assets are within the United States.

	As of
	April 30, 2022	May 1, 2021
		Restated
Total Assets
Retail	$875,569	$792,707
Wholesale	159,125	199,698
DSS	32,418	33,937
Corporate Services	4,441	4,771
Total Assets	$1,071,553	$1,031,113

As of both April 30, 2022 and May 1, 2021, we had $0, $0 and $4,700 of goodwill on our consolidated balance sheets related to our Retail, Wholesale, and DSS reporting units, respectively.

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Capital Expenditures
Retail	$31,073	$21,208	$28,546
Wholesale	2,472	5,905	2,126
DSS (a)	9,926	9,662	5,425
Corporate Services	62	448	95
Total Capital Expenditures	$43,533	$37,223	$36,192

(a) Primarily comprised of content development costs for bartleby.com.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Summarized financial information for our reportable segments is reported below:

	52 weeks ended April 30, 2022 (a)	52 weeks ended May 1, 2021 (a)	53 weeks ended May 2, 2020 (a)
		Restated
Sales:
Retail	$1,439,664	$1,330,470	$1,712,892
Wholesale	112,246	165,825	198,353
DSS	35,666	27,374	23,661
Eliminations	(56,176)	(89,779)	(83,843)
Total Sales	$1,531,400	$1,433,890	$1,851,063

Gross Profit
Retail (b)	$322,983	$195,617	$383,282
Wholesale	19,782	34,683	39,805
DSS	29,928	22,318	19,313
Eliminations	67	43	149
Total Gross Profit	$372,760	$252,661	$442,549

Depreciation and Amortization
Retail	$36,635	$39,634	$47,099
Wholesale	5,418	5,461	5,963
DSS	7,257	7,763	8,670
Corporate Services	71	109	128
Total Depreciation and Amortization	$49,381	$52,967	$61,860

Operating Loss
Retail (c)	$(37,305)	$(155,310)	$(24,445)
Wholesale (c)	495	14,732	12,909
DSS	(6,801)	(8,132)	(8,529)
Corporate Services	(24,030)	(28,376)	(23,077)
Eliminations	225	192	359
Total Operating Loss (c)	$(67,416)	$(176,894)	$(42,783)

The following is a reconciliation of segment Operating Loss to consolidated Income Before Income Taxes
Total Operating Loss	$(67,416)	$(176,894)	$(42,783)
Interest Expense, net	(10,096)	(8,087)	(7,445)
Total Loss Before Income Taxes	$(77,512)	$(184,981)	$(50,228)

(a)In Fiscal 2022, Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)In Fiscal 2022 and 2021, gross margin includes a merchandise inventory loss and write-off of $434 and $14,960, respectively, in the Retail Segment. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
(c)In Fiscal 2022, we recognized an impairment loss (non-cash) of $6,411, both before-tax and after-tax, in the Retail segment related to certain of our store-level long-lived assets. In Fiscal 2021, we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, in the Retail segment related to certain of our store-level long-lived assets. In Fiscal 2020, we recorded an impairment loss (non-cash) of $433 in the Retail segment related to net capitalized development costs for a project which were not recoverable. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Note 5. Equity and Earnings Per Share
Equity
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 30, 2022, 54,234,055 shares and 52,045,951 shares of our common stock were issued and outstanding, respectively, and 0 shares of our preferred stock were both issued and outstanding. Our common stock trades on the NYSE under the symbol “BNED”.
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
Following our shareholders approval of an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 3,000,000 shares of our Common Stock, we have reserved an aggregate of 13,409,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Part II - Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the Fiscal 2022, Fiscal 2021 and Fiscal 2020, we did not purchase shares under the stock repurchase program. As of April 30, 2022, approximately $26,669 remains available under the stock repurchase program.
During the Fiscal 2022, Fiscal 2021 and Fiscal 2020, we also repurchased 239,751, 414,174 shares, and 374,733 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Sale of Treasury Shares
In December 2020, we entered into a new merchandising partnership with Fanatics and FLC which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability which is recognized over the term of the merchandising contracts for Fanatics and FLC ($211 and $202, respectively, in accrued liabilities, and $3,709 and $3,920, respectively, as of April 30, 2022 and May 1, 2021, in other long-term liabilities our consolidated balance sheet) which is expected to be recognized over the term of the merchandising contracts for Fanatics and FLC, as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Partnership with Fanatics and FLC.
Dividends
We paid no other dividends to common stockholders during Fiscal 2022, Fiscal 2021 and Fiscal 2020. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements. On June 7, 2022, subsequent to the end of Fiscal 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to the Credit Agreement. See Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Credit Facility and Note 16. Subsequent Event for details.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2022, Fiscal 2021 and Fiscal 2020, average shares of 3,995,990, 3,387,185, and 3,795,603, respectively, were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive.
The following is a reconciliation of the basic and diluted earnings per share calculation:

(shares in thousands)	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(68,857)	$(139,810)	$(38,250)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	51,797	49,669	48,013
Loss per share of Common Stock:
Basic and diluted loss per share of Common Stock	$(1.33)	$(2.81)	$(0.80)

Note 6. Fair Values Measurements
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
During the 52 weeks ended April 30, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment, and we recognized an impairment loss (non-cash) of $6,411, both pre-tax and after-tax, on the consolidated statement of operations. During the 52 weeks ended May 1, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment, and we recognized an impairment loss (non-cash) of $27,630, $20,506 after-tax, on the consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
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
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis and the total impairments recorded as a result of the remeasurement process:

	52 weeks ended April 30, 2022			52 weeks ended May 1, 2021			53 weeks ended May 2, 2020
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Receivables, net	$—	$—	$—	$—	$—	$—	$245	$—	$245
Property and equipment, net	742	3	739	5,505	420	5,085	300	—	300
Operating lease right-of-use assets	3,299	1,506	1,793	26,427	13,099	13,328	—	—	—
Intangible assets, net	3,745	77	3,668	7,723	1,445	6,278	—	—	—
Other noncurrent assets	211	—	211	3,539	600	2,939	—	—	—
Accrued liabilities	—	—	—	—	—	—	(112)	—	(112)
Total	$7,997	$1,586	$6,411	$43,194	$15,564	$27,630	$433	$—	$433

Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of April 30, 2022, we recorded a liability of $2,774 (Level 2 input) which is reflected in accrued liabilities ($1,726) and other long-term liabilities ($1,048) on the consolidated balance sheet. As of May 1, 2021, we recorded a liability of $3,845 (Level 2 input) which is reflected in accrued liabilities ($2,509) and other long-term liabilities ($1,336) on the consolidated balance sheet. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.

Note 7. Credit Facility
We have a credit agreement (the “Credit Agreement”), under which the lenders committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000.
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
On June 7, 2022, subsequent to the end of Fiscal 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to the Credit Agreement. See Part II - Item 8. Financial Statements and Supplementary Data - Note 16. Subsequent Event for details.
On June 28, 2022, we obtained limited waivers with respect to the Credit Agreement and the Term Loan Credit Agreement, pursuant to which the requisite lenders thereunder waived any potential default or event of default under such agreements solely to the extent arising from the restatement of Fiscal 2021 consolidated financial statements as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 16. Subsequent Events.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
During the 52 weeks ended April 30, 2022, we borrowed $632,220 and repaid $584,120 under the Credit Agreement, and had outstanding borrowings of $185,700 and $40,000 under the Credit Facility and FILO Facility, respectively, as of April 30, 2022. During the 52 weeks ended May 1, 2021, we borrowed $722,600 and repaid $719,700 under the Credit Agreement, and had outstanding borrowings of $127,600 and $50,000 under the Credit Facility and FILO Facility, respectively, as of May 1, 2021. During the 53 weeks ended May 2, 2020, we borrowed $600,900 and repaid $559,700 under the Credit Agreement, and had outstanding borrowings of $99,700 and $75,000 under the Credit Facility and FILO Facility, respectively, as of May 2, 2020. As of both April 30, 2022 and May 1, 2021, we issued $4,759 in letters of credit under the Credit Facility, respectively.
During the 52 weeks ended April 30, 2022 and May 1, 2021, we incurred debt issuance costs totaling $265 and $1,076 related to the March 4, 2022 waiver and March 31, 2021 Credit Facility amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
Interest under the Credit Facility accrues, at our election, at a Secured Overnight Financing Rate ("SOFR") or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Credit Facility. Loans will initially bear interest at SOFR plus 2.00% per annum, in the case of SOFR borrowings, or at the alternate base rate plus 1.00% per annum, in the alternative, and thereafter the interest rate will fluctuate between SOFR plus 2.00% per annum and SOFR plus 1.50% per annum (or between the alternate base rate plus 1.00% per annum and the alternate base rate plus 0.50% per annum), based upon the excess availability under the Credit Facility at such time.
Loans under the FILO Facility will bear interest at a rate equal to the SOFR rate, plus 3.750%. In connection with the waiver, the applicable margin for credit extensions made under the FILO Facility after March 31, 2021 through the end of 2021 was increased by 0.50% (to 3.75% per annum for LIBO rate loans and 2.75% for base rate loans). The FILO Facility will be available solely during the draw period each year, from April 1 through July 31. We are required to borrow 100% of the aggregate commitments under the FILO Facility on April 1 of each year, and the loans must be repaid in full (including interest and fees) on July 31 of each year. We will pay a commitment fee of 0.375% on the daily unused portion of the FILO Facility.
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
The Credit Facility contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Facility also contains customary affirmative covenants and representations and warranties. We are in compliance with all covenants, representations and warranties under the Credit Facility as of April 30, 2022.
We believe that our future cash from operations, access to borrowings under the Credit Facility, FILO Facility and short-term financings will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, the number and timing of new store openings, and any potential acquisitions of other brands or companies including digital properties. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Note 8. Leases
We recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all lease arrangements based on the present value of future lease payments as required by FASB ASC 842, Leases (Topic 842). Our portfolio of leases consists of operating leases comprised of operations agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We do not have finance leases or short-term leases (i.e., those with a term of twelve months or less).
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
The following table summarizes lease expense:

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Variable lease expense	$77,956	$69,511	$73,455
Operating lease expense	114,815	108,282	159,289
Net lease expense	$192,771	$177,793	$232,744
The increase in lease expense is primarily due to higher sales for contracts based on a percentage of revenue and the impact of the timing and reduction of minimum contractual guarantees due to temporary store closings due to the COVID pandemic during the prior year.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of April 30, 2022:

As of
April 30, 2022
Fiscal 2023	$104,681
Fiscal 2024	55,701
Fiscal 2025	48,856
Fiscal 2026	37,468
Fiscal 2027	29,735
Thereafter	91,255
Total lease payments	367,696
Less: imputed interest	(50,959)
Operating lease liabilities at period end	$316,737
Future lease payment obligations related to leases that were entered into, but did not commence as of April 30, 2022, were not material.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following summarizes additional information related to our operating leases:

	As of
	April 30, 2022	May 1, 2021	May 2, 2020
Weighted average remaining lease term (in years)	6.2 years	5.5 years	5.2 years
Weighted average discount rate	4.7%	4.9%	4.6%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$123,037	$111,167	$140,670
ROU assets obtained in exchange for lease liabilities from initial recognition	$160,510	$123,556	$131,175
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
During the 52 weeks ended April 30, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,411 (both pre-tax and after-tax), comprised of $739, $1,793, $3,668 and $211 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.
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
Restructuring and Other Charges
During the 52 weeks ended April 30, 2022, we recognized restructuring and other charges totaling $944, comprised primarily of $1,250 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($71 is included in accrued liabilities in the consolidated balance sheet as of April 30, 2022) and $1,825 for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure, partially offset by a $2,131 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $10,678 (Restated), comprised primarily of $6,606 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($3,246 is included in accrued liabilities in the consolidated balance sheet as of May 1, 2021), $5,213 for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with the FLC Partnership and shareholder activist activities, and $454 related to liabilities for a facility closure, partially offset by a $1,595 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
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
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Based upon a valuation performed as of the acquisition date, the lease was determined to be favorable from a lessee perspective with below market rent. Rent payments to MBS Realty Partners L.P. were approximately $1,380 during each of the 52 weeks ended April 30, 2022, May 1, 2021, and May 2, 2020.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $3,287, $0, and $5,015, during the 52 weeks ended April 30, 2022, May 1, 2021, and May 2, 2020, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 12. Long-Term Incentive Compensation Expense
We have reserved 13,409,345 shares of our common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”), performance share units (“PSU”), and stock options.
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
During Fiscal 2022, we granted 322,495 stock options with an exercise price of $10.80 per stock option, which was the fair market value on the date of grant (Stock Option Grant #1) and 348,723 stock options with an exercise price of $13.30 per stock option (Stock Option Grant #2) granted to employees. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options.
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
Phantom Shares
During Fiscal 2022, we granted 183,348 phantom share units granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed $32.40 per share. The phantom shares vest and will be settled in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
the Black-Scholes model. The average fair value on the date of grant was $8.50 per phantom share using risk-free rates ranging from 0.08%-0.53% for the three tranches and annual volatility ranging from 78%-92% for the three tranches. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions.
As of April 30, 2022, we recorded a liability of $2,774 (Level 2 input) related to phantom share units grants of which $1,726 and $1,048 is reflected in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. As of May 1, 2021, we recorded a liability of $3,845 (Level 2 input) related to phantom share units grants of which $2,509 and $1,336 is reflected in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheet, respectively.
Long-Term Incentive Compensation Activity
The following table presents a summary of awards activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, May 1, 2021	146,343	$2.40	1,199,851	$3.56
Granted	35,412	$10.59	896,582	$10.61
Vested	(146,343)	$2.40	(850,952)	$3.70
Forfeited (a)	—	$—	(40,402)	$3.67
Balance, April 30, 2022	35,412	$10.59	1,205,079	$8.71

	Performance Share Units		Phantom Shares
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, May 1, 2021	595,233	$2.23	2,204,863	$1.97
Granted	—	$—	183,348	$8.50
Vested	—	$—	(734,945)	$1.97
Forfeited (a)	(66,666)	$2.23	(114,239)	$2.34
Balance, April 30, 2022	528,567	$2.23	1,539,027	$2.72

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance, May 1, 2021	2,190,990	$1.43	$3.73
Granted	671,218	$6.91	$12.10
Exercised (b)	(77,883)	$1.48	$3.29
Forfeited	(81,388)	$1.43	$3.73
Balance, April 30, 2022	2,702,937	$2.79	$5.82
Exercisable, April 30, 2022	469,859	$1.42	$3.80

(a) The PSUs forfeitures reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
(b) During the period ended April 30, 2022, 77,883 options were exercised with a total intrinsic value of $369.

The aggregate grant date fair value of stock options that vested during the period ending April 30, 2022 was $783. There were no stock options that vested during the periods ended May 1, 2021 and May 2, 2020.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Total fair value of vested share awards during the periods ended April 30, 2022, May 1, 2021, and May 2, 2020 was $9,651, $6,631, and $8,130, respectively.
Long-Term Incentive Compensation Expense
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
Stock-based awards
Restricted stock expense	$394	$226	$120
Restricted stock units expense	3,880	3,919	6,253
Performance shares expense (a)	—	—	12
Performance share units expense (a)	120	283	253
Stock option expense	1,939	667	—
Sub-total stock-based awards:	$6,333	$5,095	$6,638
Cash settled awards
Phantom share units expense	$4,295	$3,845	$—
Total compensation expense for long-term incentive awards	$10,628	$8,940	$6,638
(a)     Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of April 30, 2022 was $14,448 and is expected to be recognized over a weighted-average period of 2.50 years.
Note 13. Income Taxes
For Fiscal 2022, Fiscal 2021 and Fiscal 2020, we had no material revenue or expense in jurisdictions outside the United States.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7,164 for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of May 1, 2021, we recognized a current income tax receivable for NOL carrybacks of $30,492 in prepaid and other current assets on the consolidated balance sheet. We received a $7,841 refund in the second quarter of Fiscal 2022 and expect to receive additional refunds of approximately $22,651.
Income tax benefits for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are as follows:

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Current:
Federal	$(1,138)	$(36,187)	$(5,471)
State	444	(846)	(1,127)
Total Current	(694)	(37,033)	(6,598)
Deferred:
Federal	(12,074)	(6,250)	(4,086)
State	4,113	(1,888)	(1,294)
Total Deferred	(7,961)	(8,138)	(5,380)
Total	$(8,655)	$(45,171)	$(11,978)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	52 weeks ended April 30, 2022	52 weeks ended May 1, 2021	53 weeks ended May 2, 2020
		Restated (a)
Federal statutory income tax rate (a)	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.6	4.4	3.7
Permanent book / tax differences	(0.7)	(0.9)	(2.9)
CARES Act NOL Carryback	—	3.9	—
Valuation allowance	(13.4)	(4.0)	—
Credits	—	—	0.5
Other, net	(0.3)	—	1.5
Effective income tax rate	11.2%	24.4%	23.8%
(a)     We identified certain out of period adjustments related primarily to the recognition of Income tax benefit related to the recording of an additional deferred tax valuation allowance for the 52 weeks ended May 1, 2021. Refer to Note 2. Summary of Significant Accounting Policies for further information.
The effective tax rate for Fiscal 2022 is significantly lower as compared to the prior year comparable period due to the change in pre-tax loss and the change in the assessment of the realization of deferred tax assets as compared to the prior year loss carrybacks.
One percentage point on our Fiscal 2022 effective tax rate is approximately $775. The permanent book / tax differences are principally comprised of non-deductible compensation, and non-deductible meals and entertainment costs.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. The significant components of our deferred taxes consisted of the following:

	As of
	April 30, 2022	May 1, 2021
		Restated (a)
Deferred tax assets:
Estimated accrued liabilities	$7,312	$11,744
Inventory	16,113	17,644
Stock-based compensation	1,879	1,622
Insurance liability	374	505
Operating lease liabilities	76,138	65,456
Tax credits	440	433
Goodwill	14,362	16,759
Net operating losses	53,149	10,810
Other	5,009	10,570
Gross deferred tax assets	174,776	135,543
Valuation allowance	(43,550)	(8,692)
Net deferred tax assets	131,226	126,851
Deferred tax liabilities:
Intangible asset amortization	(21,878)	(33,547)
Operating lease right-of-use assets	(73,224)	(61,896)
LIFO inventory valuation	(29,916)	(9,571)
Property and equipment	(7,638)	(5,894)
Gross deferred tax liabilities	(132,656)	(110,908)
Net deferred tax (liability) asset	$(1,430)	$15,943

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
(a)     We identified certain out of period adjustments related primarily to the recognition of Income tax benefit related to the recording of an additional deferred tax valuation allowance for the 52 weeks ended May 1, 2021. Refer to Note 2. Summary of Significant Accounting Policies for further information.
As of April 30, 2022, we had $0 of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 27, 2019	$91
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(39)
Balance at May 2, 2020	$52
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(52)
Balance at May 1, 2021	$—
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at April 30, 2022	$—

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of both April 30, 2022 and May 1, 2021, we had accrued $0 for net interest and penalties.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of April 30, 2022, we recorded a valuation allowance of $43,550 compared to $8,692 as of May 1, 2021.
As of April 30, 2022, we had state net operating loss carryforwards (“NOLs”) of approximately $348,201 which will begin to expire in 2030, state tax credit carryforwards totaling $440 which will begin to expire in 2023, and federal NOLs of approximately $166,118 which have an indefinite carryforward period.
As of April 30, 2022, we recorded $200 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Note 15. Commitments and Contingencies
We generally operate our physical bookstores pursuant to multi-year school management contracts under which a school designates us to operate the official school physical bookstore on campus and we provide the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guaranteed payment. We account for these service agreements for our physical bookstores under lease accounting. Prior to the adoption of FASB ASC 842, Leases (Topic 842) ("ASC 842"), the excess of such minimum contract expense over actual contract payments (net of school allowances) was reflected in other long-term liabilities and accrued liabilities in the consolidated balance sheets.
We recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all fixed lease arrangements (excluding variable obligations) with a term greater than twelve months. For additional information on lease expense and minimum fixed lease obligations, excluding variable commissions, see Part II - Item 8. Financial Statements and Supplementary Data - Note 8. Leases.
Purchase obligations, which includes information technology contracts, as of April 30, 2022 are as follows:

Less Than 1 Year	$11,617
1-3 Years	10,175
3-5 Years	477
Total	$22,269
Note 16. Subsequent Event
On June 7, 2022, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to our existing Credit Agreement. For additional information, see the Company’s Report on Form 8-K dated June 7, 2022 and filed with the SEC on June 10, 2022. See Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Credit Facility for Credit Agreement details.
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. The Term Loans accrue interest at a rate equal to 11.25% and mature on June 7, 2024. We have the right, through December 31, 2022, to pay all or a portion of the interest on the Term Loans in kind. The Term Loans do not amortize prior to maturity. Solely to the extent that any Term Loans remain outstanding on June 7, 2023, we must pay a fee of 1.5% of the outstanding principal amount of the Term Loans on such date.
The Term Loans are required to be repaid (i) after repayment of the FILO Facility under the Credit Agreement, with up to 100% of the proceeds of the sale of a non-core business line of the Company generating net proceeds in excess of $1,000, other than ordinary course dispositions and (ii) in full in connection with a debt or equity financing transaction generating net proceeds in excess of an amount sufficient to repay the FILO Facility under the Credit Agreement.
The Term Loan Credit Agreement does not contain a financial covenant, but otherwise contains representations and warranties, covenants and events of default that are substantially the same as those in the Credit Agreement, including restrictions on the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Term Loan Facility is secured by second-priority liens on all assets securing the obligations under the Credit Agreement, which is all of the assets of the Company and the Guarantors, subject to customary exclusions and limitations set forth in the Term Loan Credit Agreement and the other loan documents executed in connection therewith.
The Credit Agreement amendment permits us to incur the Term Loan Facility and also provides that, upon repayment of the Term Loan Credit Agreement (and, if applicable, any replacement credit facility thereof), we may incur second lien secured debt in an aggregate principal amount not to exceed $75,000.
On June 28, 2022, we obtained limited waivers with respect to the Credit Agreement and the Term Loan Credit Agreement, pursuant to which the requisite lenders thereunder waived any potential default or event of default under such agreements solely to the extent arising from the restatement of Fiscal 2021 consolidated financial statements as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS
Schedule II—Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts
(In thousands)
For the 52 weeks ended April 30, 2022, 52 weeks ended May 1, 2021, and 53 weeks ended May 2, 2020:

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 30, 2022	$3,594	$2,750	$(4,101)	$2,243
May 1, 2021	$1,986	$4,600	$(2,992)	$3,594
May 2, 2020	$2,135	$1,710	$(1,859)	$1,986

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 30, 2022	$3,331	$123,559	$(124,167)	$2,723
May 1, 2021	$5,063	$145,595	$(147,327)	$3,331
May 2, 2020	$5,282	$186,305	$(186,524)	$5,063
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

Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, and considering the items noted below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2022.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2022 due to a material weakness in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that a material weakness existed at April 30, 2022 due to an operating deficiency resulting from insufficient precision applied in the execution of management’s review of the analysis of its deferred tax asset valuation allowance.
The Company acknowledges that its management is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of its internal controls. The Company is committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiency identified above is remediated. Management is in the process of implementing its remediation plan, which includes steps to implement enhanced documentation associated with this management review control and training of relevant personnel around the required precision of their review when executing this control. The Company will consider the material weakness remediated after management has concluded, through testing, that the control is operating effectively.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 105.

Index to Form 10-K Index to FS
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 105 of this report on Form 10-K for the year ended April 30, 2022.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2022 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Barnes & Noble Education, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the control related to the review of the company’s deferred tax asset valuation allowance.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and May 1, 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated June 29, 2022 which expressed an unqualified opinion thereon.
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

Index to Form 10-K Index to FS
June 29, 2022

Index to Form 10-K Index to FS
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 30, 2022 (the “Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of April 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,471,995	$6.21	2,287,702
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,471,995	$6.21	2,287,702
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended April 30, 2022, May 1, 2021, and May 2, 2020
Consolidated Balance Sheets as of April 30, 2022 and May 1, 2021
Consolidated Statements of Cash Flows for the years ended April 30, 2022, May 1, 2021, and May 2, 2020
Consolidated Statements of Equity for the years ended April 30, 2022, May 1, 2021, and May 2, 2020
Notes to Consolidated Financial Statements, for the years ended April 30, 2022, May 1, 2021, and May 2, 2020
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended April 30, 2022, May 1, 2021, and May 2, 2020
2.Financial Statement Schedules of Barnes & Noble Education, Inc.:
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

Instruments Defining the Rights of Securities; Description of Registrant’s Securities.

4.1	Description of Capital Stock, filed as Exhibit 4.1 to Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

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

10.5
Fourth Amendment and Waiver to Credit Agreement dated as of March 7, 2022, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on March 8, 2022, and incorporated herein by reference.

10.6
Term Loan Credit Agreement, dated as of June 7, 2022, among Barnes & Noble Education, Inc., as borrower, the guarantors party thereto, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on June 10, 2022, and incorporated herein by reference.

10.7
Limited Waiver Agreement, dated as of June 28, 2022, among Barnes & Noble Education, Inc., as borrower, the guarantors party thereto, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022.

10.8
Fifth Amendment to Credit Agreement, dated as of June 7, 2022, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on June 10, 2022, and incorporated herein by reference.

10.9
Limited Waiver Agreement, dated as of June 28, 2022, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015.

10.10
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.11
Registration Statement on Form S-8 regarding the Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan as filed with the SEC on October 8, 2021, and incorporated herein by reference.

10.12
Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of September 23, 2021, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on November 11, 2021, and incorporated herein by reference.

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

10.16	Barnes & Noble Education, Inc. Form of Performance Share Award Agreement, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on September 8, 2016, and incorporated herein by reference.

10.17	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.7 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.18	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.19	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.8 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.20	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

Index to Form 10-K Index to FS

10.21
Barnes & Noble Education, Inc. Form of Phantom Share Units Award Agreement, filed as Exhibit 10.15 to Annual Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

10.22
Barnes & Noble Education, Inc. Form of Non-Qualified Stock Options Award Agreement, filed as Exhibit 10.16 to Annual Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

10.23
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.24
Letter Agreement, dated as of April 1, 2020 between the Company and Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on April 2, 2020, and incorporated herein by reference.

10.25
Amendment to Employment Agreement, dated September 24, 2020, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on September 29, 2020, and incorporated herein by reference.

10.26	Amendment to Employment Agreement, dated June 23, 2022, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on June 24, 2022, and incorporated herein by reference.

10.27
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller, filed as Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.28
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue, filed as Exhibit 10.26 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.29
Amended and Restated Employment Letter, dated June 19, 2019, between MBS Textbook Exchange, LLC and Dave Henderson, filed as Exhibit 10.1 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

10.30
Amended and Restated Employment Letter, dated June 19, 2019, between B&N Education, LLC, a subsidiary of Barnes & Noble Education, Inc. and Jonathan Shar, filed as Exhibit 10.2 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

10.31	Employment Letter, dated February 19, 2021, between BNED Digital Holdings, LLC and David Nenke.

10.32	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.33
Cooperation Agreement, dated July 25, 2022, by and among Barnes & Noble Education, Inc. and Outerbridge Capital Management, LLC and certain of its affiliates signatory thereto, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 27, 2022, and incorporated herein by reference.

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

Index to Form 10-K Index to FS

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
Chief Executive Officer

Date: June 29, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2022
Michael P. Huseby

/s/ Thomas D. Donohue	Chief Financial Officer (Principal Financial Officer)	June 29, 2022
Thomas D. Donohue

/s/ Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2022
Seema C. Paul

/s/ John R. Ryan	Chairman and Director	June 29, 2022
John R. Ryan

/s/ Emily C. Chiu	Director	June 29, 2022
Emily C. Chiu

/s/ Daniel A. DeMatteo	Director	June 29, 2022
Daniel A. DeMatteo

/s/ David G. Golden	Director	June 29, 2022
David G. Golden

/s/ Zachary D. Levenick	Director	June 29, 2022
Zachary D. Levenick

/s/ Lowell W. Robinson	Director	June 29, 2022
Lowell W. Robinson

/s/ Jerry Sue Thornton	Director	June 29, 2022
Jerry Sue Thornton