Form 10-Q
period 2022-07-30
Barnes & Noble Education, Inc.
filed 2022-08-31
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 26, 2022, 52,347,979 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 30, 2022

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 30, 2022	July 31, 2021
Sales:
Product sales and other	$252,946	$227,770
Rental income	10,912	13,024
Total sales	263,858	240,794
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	194,105	174,161
Rental cost of sales	6,265	6,604
Total cost of sales	200,370	180,765
Gross profit	63,488	60,029
Selling and administrative expenses	98,486	86,235
Depreciation and amortization expense	12,533	12,624
Restructuring and other charges	375	1,905
Operating loss	(47,906)	(40,735)
Interest expense, net	3,868	2,494
Loss before income taxes	(51,774)	(43,229)
Income tax expense	933	399
Net loss	$(52,707)	$(43,628)

Loss per share of common stock:
Basic	$(1.01)	$(0.85)
Diluted	$(1.01)	$(0.85)
Weighted average shares of common stock outstanding:
Basic	52,172	51,474
Diluted	52,172	51,474
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 30, 2022	July 31, 2021	April 30, 2022
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,147	$7,649	$10,388
Receivables, net	119,603	118,254	137,039
Merchandise inventories, net	463,555	472,461	293,854
Textbook rental inventories	8,501	6,657	29,612
Prepaid expenses and other current assets	60,181	64,724	61,709
Total current assets	660,987	669,745	532,602
Property and equipment, net	94,638	91,080	94,072
Operating lease right-of-use assets	318,070	289,102	286,584
Intangible assets, net	124,569	146,035	129,624
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	—	15,943	—
Other noncurrent assets	22,405	27,405	23,971
Total assets	$1,225,369	$1,244,010	$1,071,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$324,613	$331,055	$182,790
Accrued liabilities	94,217	92,061	95,387
Current operating lease liabilities	149,587	135,937	97,143
Short-term borrowings	40,000	50,000	40,000
Total current liabilities	608,417	609,053	415,320
Long-term deferred taxes, net	1,430	—	1,430
Long-term operating lease liabilities	197,407	179,540	219,594
Other long-term liabilities	20,969	52,427	21,135
Long-term borrowings	220,300	153,700	185,700
Total liabilities	1,048,523	994,720	843,179
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 54,774, 53,665 and 54,234 shares, respectively; outstanding, 52,348, 51,587 and 52,046 shares, respectively	547	536	542
Additional paid-in capital	742,624	735,376	740,838
Accumulated deficit	(544,201)	(466,265)	(491,494)
Treasury stock, at cost	(22,124)	(20,357)	(21,512)
Total stockholders' equity	176,846	249,290	228,374
Total liabilities and stockholders' equity	$1,225,369	$1,244,010	$1,071,553
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net loss	$(52,707)	$(43,628)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	12,533	12,624
Content amortization expense	1,577	1,275
Amortization of deferred financing costs	555	362
Merchandise inventory loss	—	434
Stock-based compensation expense	1,791	1,122
Changes in other long-term assets and liabilities, net	992	1,972
Changes in operating lease right-of-use assets and liabilities	(1,230)	(10,464)
Changes in other operating assets and liabilities, net	7,491	18,999
Net cash flows used in operating activities	(28,998)	(17,304)
Cash flows from investing activities:
Purchases of property and equipment	(9,726)	(11,370)
Net change in other noncurrent assets	—	192
Net cash flows used in investing activities	(9,726)	(11,178)
Cash flows from financing activities:
Proceeds from borrowings	147,200	71,720
Repayments of borrowings	(112,600)	(45,620)
Payment of deferred financing costs	(559)	—
Purchase of treasury shares	(612)	(1,215)
Net cash flows provided by financing activities	33,429	24,885
Net decrease in cash, cash equivalents and restricted cash	(5,295)	(3,597)
Cash, cash equivalents and restricted cash at beginning of period	21,934	16,814
Cash, cash equivalents and restricted cash at end of period	$16,639	$13,217
Changes in other operating assets and liabilities, net:
Receivables, net	$17,436	$2,818
Merchandise inventories	(169,701)	(191,783)
Textbook rental inventories	21,111	22,035
Prepaid expenses and other current assets	(1,969)	(6,012)
Accounts payable and accrued liabilities	140,614	191,941
Changes in other operating assets and liabilities, net	$7,491	$18,999
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 1, 2021	53,327	$533	$734,257	$(422,637)	1,948	$(19,142)	$293,011
Stock-based compensation expense			1,122				1,122
Vested equity awards	338	3	(3)				—
Shares repurchased for tax withholdings for vested stock awards					130	(1,215)	(1,215)
Net loss				(43,628)			(43,628)
Balance July 31, 2021	53,665	$536	$735,376	$(466,265)	2,078	$(20,357)	$249,290

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			1,791				1,791
Vested equity awards	540	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					238	(612)	(612)
Net loss				(52,707)			(52,707)
Balance July 30, 2022	54,774	$547	$742,624	$(544,201)	2,426	$(22,124)	$176,846
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which includes consolidated financial statements for the Company for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020 (Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,406 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We have three reportable segments: Retail, Wholesale and DSS. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

•First Day Complete is adopted by an institution and includes all classes, providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
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
COVID-19 Business Impact
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 30, 2022 are not indicative of the results expected for the 52 weeks ending April 29, 2023 (Fiscal 2023).
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash
As of July 30, 2022 and July 31, 2021, we had restricted cash of $7,492 and $5,568, respectively, comprised of $6,593 and $4,671, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement, and $899 and $897, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
As contemplated by the FLC Partnership merchandising agreement, we sold our logo and emblematic general merchandise inventory to FLC and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold in the condensed consolidated statement of operations during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the 13 weeks ended July 31, 2021, at which time, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold in the condensed consolidated statement of operations for the Retail Segment.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

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
For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis. Effective in April 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. The transition to FLC for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to the transition.
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
For the 13 weeks ended July 30, 2022 and July 31, 2021
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
Evaluation of Goodwill and Other Long-Lived Assets
As of July 30, 2022, we had $0, $0 and $4,700 of goodwill on our condensed consolidated balance sheet related to our Retail, Wholesale and DSS reporting units, respectively. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of July 30, 2022, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $94,638, $318,070, $124,569, and $22,405, respectively, on our condensed consolidated balance sheet.
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. In Fiscal 2022, we continued to experience the ongoing effects of COVID-19 with the surge of the Omicron variant further impacting students return to campus and on-campus activities. While the majority of schools brought students back to campus, some schools chose to conduct classes virtually. During Fiscal 2022 and Fiscal 2021, we recognized an impairment loss (non-cash) of $6,411 (both pre-tax and after-tax) and $27,630 ($20,506 after-tax), respectively, comprised of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, on the condensed consolidated statement of operations.
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
For the 13 weeks ended July 30, 2022 and July 31, 2021
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended
	July 30, 2022	July 31, 2021
Retail
Course Materials Product Sales	$127,493	$122,217
General Merchandise Product Sales (a)	88,824	65,423
Service and Other Revenue (b)	9,278	9,805
Retail Product and Other Sales sub-total	225,595	197,445
Course Materials Rental Income	10,912	13,024
Retail Total Sales	$236,507	$210,469
Wholesale Sales	$37,083	$44,484
DSS Sales (c)	$9,184	$8,303
Eliminations (d)	$(18,916)	$(22,462)
Total Sales	$263,858	$240,794
(a)Effective in April 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. The transition to FLC for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to the transition.
(b)Service and other revenue primarily relates to brand partnerships and other service revenues.
(c)DSS sales primarily relate to direct-to-student subscription-based revenue.
(d)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of July 30, 2022, July 31, 2021 and April 30, 2022 on our condensed consolidated balance sheets.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Deferred revenue of $20,964 and $4,586 is recorded in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, respectively, as of July 30, 2022 and $16,028, and $4,561 is recorded in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, respectively, as of July 31, 2021. As of July 30, 2022, we expect to recognize $20,964 of the deferred revenue balance within the next 12 months. The following table presents changes in deferred revenue associated with our contract liabilities:

	13 weeks ended
	July 30, 2022	July 31, 2021
Deferred revenue at the beginning of period	$19,722	$18,139
Additions to deferred revenue during the period	28,629	21,857
Reductions to deferred revenue for revenue recognized during the period	(22,801)	(19,407)
Deferred revenue balance at the end of period	$25,550	$20,589
Note 4. Segment Reporting
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Retail
The Retail Segment operates 1,406 college, university, and K-12 school bookstores, comprised of 793 physical bookstores and 613 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 793 physical bookstores) and sources and distributes new and used textbooks to our 613 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.
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
For the 13 weeks ended July 30, 2022 and July 31, 2021
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
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 30, 2022	July 31, 2021
Sales:
Retail	$236,507	$210,469
Wholesale	37,083	44,484
DSS	9,184	8,303
Elimination	(18,916)	(22,462)
Total Sales	$263,858	$240,794

Gross Profit
Retail (a)	$53,993	$48,143
Wholesale	6,899	10,405
DSS	7,483	7,030
Elimination	(4,887)	(5,549)
Total Gross Profit	$63,488	$60,029

Selling and Administrative Expenses
Retail	$79,004	$68,365
Wholesale	4,131	3,991
DSS	8,145	6,447
Corporate Services	7,214	7,444
Elimination	(8)	(12)
Total Selling and Administrative Expenses	$98,486	$86,235

Depreciation and Amortization
Retail	$9,529	$9,407
Wholesale	1,349	1,300
DSS	1,637	1,899
Corporate Services	18	18
Total Depreciation and Amortization	$12,533	$12,624

Operating (Loss) Income
Retail	$(34,540)	$(30,637)
Wholesale	1,419	5,114
DSS	(2,299)	(1,316)
Corporate Services	(7,607)	(8,359)
Elimination	(4,879)	(5,537)
Total Operating Loss	$(47,906)	$(40,735)

	13 weeks ended
Reconciliation of segment Operating Loss to consolidated Loss Before Income Taxes:	July 30, 2022	July 31, 2021
Total Operating Loss	$(47,906)	$(40,735)
Interest Expense, net	3,868	2,494
Loss Before Income Taxes	$(51,774)	$(43,229)

(a)    For the 13 weeks ended July 31, 2021, gross margin includes a merchandise inventory loss of $434 in the Retail Segment. See Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
During the 13 weeks ended July 30, 2022, we did not repurchase shares of our Common Stock under the stock repurchase program and as of July 30, 2022, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended July 30, 2022, we repurchased 238,210 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended July 30, 2022 and July 31, 2021, average shares of 4,722,668 and 3,665,606 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.
The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended
(shares in thousands)	July 30, 2022	July 31, 2021
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(52,707)	$(43,628)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	52,172	51,474

Loss per share of Common Stock:
Basic	$(1.01)	$(0.85)
Diluted	$(1.01)	$(0.85)

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
For the 13 weeks ended July 30, 2022 and July 31, 2021
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
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of July 30, 2022, we recorded a liability of $2,976 (Level 2 input) which is reflected in accrued liabilities ($1,810) and other long-term liabilities ($1,166) on the condensed consolidated balance sheet. As of July 31, 2021, we recorded a liability of $6,317 (Level 2 input) which is reflected in accrued liabilities $4,173 and other long-term liabilities $2,144 on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.
Note 7. Debt
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the date of the amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000. As of July 30, 2022, we were in compliance with all debt covenants under the Credit Agreement.
On March 4, 2022, we were granted a waiver to the condition to the draw scheduled for April 2022 under the FILO Facility, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $110,000. Under the waiver amendment, the commitment under the FILO Facility of $25,000 was increased to $40,000, with all remaining terms unchanged.
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
During the 13 weeks ended July 30, 2022, we borrowed $117,200 and repaid $112,600 under the Credit Agreement, with $230,300 of outstanding borrowings as of July 30, 2022, comprised of $190,300 and $40,000 of borrowings under the Credit Facility and FILO Facility, respectively. During the 13 weeks ended July 31, 2021, we borrowed $71,720 and repaid $45,620 under the Credit Agreement, with $203,700 of outstanding borrowings as of July 31, 2021, comprised of $153,700 and $50,000 of borrowings under the Credit Facility and FILO Facility, respectively. As of both July 30, 2022 and July 31, 2021, we have issued $4,759 in letters of credit under the Credit Facility.
Term Loan
On June 7, 2022, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to our existing Credit Agreement. For additional information, see the Company’s Report on Form 8-K dated June 7, 2022 and filed with the SEC on June 10, 2022.
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 13 weeks ended July 30, 2022, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement, with $30,000 of outstanding borrowings as of July 30, 2022.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended July 30, 2022, we incurred debt issuance costs totaling $1,909 related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
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
The Credit Agreement amendment permitted us to incur the Term Loan Facility and also provides that, upon repayment of the Term Loan Credit Agreement (and, if applicable, any replacement credit facility thereof), we may incur second lien secured debt in an aggregate principal amount not to exceed $75,000.
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
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following table summarizes lease expense:

	13 weeks ended
	July 30, 2022	July 31, 2021
Variable lease expense	$15,183	$11,702
Operating lease expense	22,862	16,373
Net lease expense	$38,045	$28,075
The increase in lease expense during the 13 weeks ended July 30, 2022 is primarily due to higher sales for contracts based on a percentage of revenue during the 13 weeks ended July 30, 2022, the impact of the timing due to contract renewals, and the increase in minimum contractual guarantees which were temporarily eliminated in the prior year due to limited on campus store traffic resulting from the COVID pandemic.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of July 30, 2022:

As of
July 30, 2022
Remainder of Fiscal 2022	$142,036
Fiscal 2023	52,402
Fiscal 2024	47,903
Fiscal 2025	36,605
Fiscal 2026	28,864
Thereafter	83,013
Total lease payments	390,823
Less: imputed interest	(43,829)
Operating lease liabilities at period end	$346,994
Future lease payment obligations related to leases that were entered into, but did not commence as of July 30, 2022, were not material.
The following summarizes additional information related to our operating leases:

	As of
	July 30, 2022	July 31, 2021
Weighted average remaining lease term (in years)	5.3 years	5.1 years
Weighted average discount rate	4.2%	4.3%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$25,073	$27,378
ROU assets obtained in exchange for lease liabilities from initial recognition	$64,221	$67,106
Note 9. Supplementary Information
Restructuring and other charges
During the 13 weeks ended July 30, 2022, we recognized restructuring and other charges totaling $375, comprised primarily of costs associated with professional service costs for restructuring and process improvements.
During the 13 weeks ended July 31, 2021, we recognized restructuring and other charges totaling $1,905, comprised primarily of $832 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($1,651 is included in accrued liabilities in the condensed consolidated balance sheet as of July 31, 2021), $1,073 for costs associated with professional service costs for restructuring, process improvements,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
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
During the 13 weeks ended July 30, 2022, we granted the following awards:
•878,247 restricted stock units ("RSU") awards to employees with a three year vesting period.
•322,495 stock options with an exercise price of $2.36 per stock option, which was the fair market value on the date of grant (Stock Option Grant #1) and 348,723 stock options with an exercise price of $4.86 per stock option, which was above the fair market value on the date of grant, (Stock Option Grant #2) granted to employees. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options. The following summarizes the stock option fair value assumptions:

	Stock Option Grant #1	Stock Option Grant #2
Exercise Price	$2.36	$4.86
Valuation method utilized	Black-Scholes	Monte Carlo
Risk-free interest rate	3.28%	3.28%
Expected option term	6.3 years	10.0 years
Company volatility	74%	74%
Dividend yield	—%	—%
Grant date fair value per award	$1.61	$1.28
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
For the 13 weeks ended July 30, 2022 and July 31, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended
	July 30, 2022	July 31, 2021
Stock-based awards
Restricted stock expense	$94	$88
Restricted stock units expense	1,023	730
Performance share units expense	10	34
Stock option expense	664	270
Sub-total stock-based awards:	$1,791	$1,122
Cash settled awards
Phantom share units expense	$202	$2,472
Total compensation expense for long-term incentive awards	$1,993	$3,594
Total unrecognized compensation cost related to unvested awards as of July 30, 2022 was $15,133 and is expected to be recognized over a weighted-average period of 2.5 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,325 and $44 during the 13 weeks ended July 30, 2022 and July 31, 2021, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 12. Income Taxes
We recorded an income tax expense of $933 on pre-tax loss of $(51,774) during the 13 weeks ended July 30, 2022, which represented an effective income tax rate of (1.8)% and an income tax expense of $399 on pre-tax loss of $(43,229) during the 13 weeks ended July 31, 2021, which represented an effective income tax rate of (0.9)%.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 30, 2022, we determined that it was more likely than not that we would not realize certain deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
The effective tax rate for the 13 weeks ended July 30, 2022 is higher as compared to the prior year comparable period due to foreign taxes and lower projected annual taxable loss in the current year.
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
Note 14. Subsequent Event
We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We received refunds of $7,842 in Fiscal 2022 and $15,770 on August 29, 2022 (Fiscal 2023). We expect to receive additional refunds of approximately $6,881.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,406 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the FLC Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo and emblematic general merchandise business.
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
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
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
•First Day Complete is adopted by an institution and includes all classes, providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
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
COVID-19 Business Impact
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
Segments
We have three reportable segments: Retail, Wholesale and DSS. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Retail Segment
The Retail Segment operates 1,406 college, university, and K-12 school bookstores, comprised of 793 physical bookstores and 613 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 793 physical bookstores) and sources and distributes new and used textbooks to our 613 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.
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
•Impact of the COVID-19 Pandemic: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors. Many colleges and K-12 schools had been required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and ensure the safety of their students. Although many academic institutions have since reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. While many athletic conferences resumed their sport activities, other events, such as parent and alumni weekends and prospective student campus tour activities, some may still be curtailed. Additionally, our business, like many others has been affected by the challenging labor market and the ability to recruit employees.
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
For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the year ended April 30, 2022.
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
Results of Operations - Summary

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Sales:
Product sales and other (a)	$252,946	$227,770
Rental income	10,912	13,024
Total sales	$263,858	$240,794

Net loss	$(52,707)	$(43,628)

Adjusted Earnings (non-GAAP) (b)	$(50,755)	$(40,014)

Adjusted EBITDA by Segment (non-GAAP) (b)
Retail	$(24,985)	$(19,622)
Wholesale	2,768	6,414
DSS	889	1,692
Corporate Services	(7,214)	(7,444)
Elimination	(4,879)	(5,537)
Total Adjusted EBITDA (non-GAAP)	$(33,421)	$(24,497)

(a)Effective in April 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. The transition to FLC for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to the transition. For Retail Gross Comparable Store Sales details, see below.
(b)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	July 30, 2022	July 31, 2021
Sales:
Product sales and other	95.9%	94.6%
Rental income	4.1	5.4
Total sales	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	76.7	76.5
Rental cost of sales (a)	57.4	50.7
Total cost of sales	75.9	75.1
Gross margin	24.1	24.9
Selling and administrative expenses	37.3	35.8
Depreciation and amortization expense	4.7	5.2
Restructuring and other charges	0.1	0.8
Operating loss	(18.0)%	(16.9)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 weeks ended July 30, 2022 compared with the 13 weeks ended July 31, 2021

	13 weeks ended July 30, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$225,595	$37,083	$9,184	$—	$(18,916)	$252,946
Rental income	10,912	—	—	—	—	10,912
Total sales	236,507	37,083	9,184	—	(18,916)	263,858
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	176,249	30,184	1,701	—	(14,029)	194,105
Rental cost of sales	6,265	—	—	—	—	6,265
Total cost of sales	182,514	30,184	1,701	—	(14,029)	200,370
Gross profit	53,993	6,899	7,483	—	(4,887)	63,488
Selling and administrative expenses	79,004	4,131	8,145	7,214	(8)	98,486
Depreciation and amortization expense	9,529	1,349	1,637	18	—	12,533
Sub-Total:	(34,540)	1,419	(2,299)	(7,232)	(4,879)	(47,531)
Restructuring and other charges	—	—	—	375	—	375
Operating (loss) income	$(34,540)	$1,419	$(2,299)	$(7,607)	$(4,879)	$(47,906)

	13 weeks ended July 31, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$197,445	$44,484	$8,303	$—	$(22,462)	$227,770
Rental income	13,024	—	—	—	—	13,024
Total sales	210,469	44,484	8,303	—	(22,462)	240,794
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	155,722	34,079	1,273	—	(16,913)	174,161
Rental cost of sales	6,604	—	—	—	—	6,604
Total cost of sales	162,326	34,079	1,273	—	(16,913)	180,765
Gross profit	48,143	10,405	7,030	—	(5,549)	60,029
Selling and administrative expenses	68,365	3,991	6,447	7,444	(12)	86,235
Depreciation and amortization expense	9,407	1,300	1,899	18	—	12,624
Sub-Total:	(29,629)	5,114	(1,316)	(7,462)	(5,537)	(38,830)
Restructuring and other charges	1,008	—	—	897	—	1,905
Operating (loss) income	$(30,637)	$5,114	$(1,316)	$(8,359)	$(5,537)	$(40,735)

Sales
The following table summarizes our sales for the 13 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021	%
Product sales and other	$252,946	$227,770	11.1%
Rental income	10,912	13,024	(16.2)%
Total Sales	$263,858	$240,794	9.6%
Sales increased by $23.1 million, or 9.6%, to $263.9 million during the 13 weeks ended July 30, 2022 from $240.8 million during the 13 weeks ended July 31, 2021. The sales increase is primarily related to higher general merchandise sales as many schools approach a more traditional on campus learning experience.
The components of the variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 30, 2022	July 31, 2021
Retail Sales
New stores	$11.8	$10.3
Closed stores	(5.2)	(4.5)
Comparable stores (a)	21.2	44.6
Textbook rental deferral	(1.2)	0.2
Service revenue (b)	(0.5)	2.3
Other (c)	(0.1)	(1.2)
Retail sales subtotal:	$26.0	$51.7
Wholesale Sales	$(7.4)	$(35.8)
DSS Sales	$0.9	$2.4
Eliminations (d)	$3.6	$18.5
Total sales variance:	$23.1	$36.8
(a)    In December 2020, we entered into merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. (“FLC”) (collectively referred to herein as the “FLC Partnership”). Effective in April 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. The transition to FLC for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to the transition. For Retail Gross Comparable Store Sales details, see below.
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
Retail
Retail sales increased by $26.0 million, or 12.4%, to $236.5 million during the 13 weeks ended July 30, 2022 from $210.5 million during the 13 weeks ended July 31, 2021.
The comparability of Products and other sales, specifically logo and emblematic sales, is impacted by the recognition of logo and emblematic sales on a net basis in our condensed consolidated financial statements during the 13 weeks ended July 30, 2022, as compared to on a gross basis for the majority of our e-commerce websites during the 13 weeks ended July 31, 2021. See the Retail Gross Comparable Store Sales discussion below.
Retail added 40 new stores and closed 61 stores during the 13 weeks ended July 30, 2022, ending the period with a total of 1,406 stores. Many of the store closings relate to closing less profitable stores, including satellite store locations.

	13 weeks ended
	July 30, 2022		July 31, 2021
Number of Stores:	Physical	Virtual	Physical	Virtual
Number of stores at beginning of period	805	622	769	648
Opened	26	14	30	23
Closed	38	23	15	26
Number of stores at end of period	793	613	784	645

Product and other sales for Retail increased by $28.1 million, or 14.3%, to $225.6 million during the 13 weeks ended July 30, 2022 from $197.5 million during the 13 weeks ended July 31, 2021. During the 13 weeks ended July 30, 2022, total general merchandise product sales increased by $23.4 million, or 35.8%, to $88.8 million, total course material product sales increased by $5.3 million, or 4.3%, to $127.5 million, offset by a decrease in service and other revenue of $0.5 million, or 5.4%, to $9.3 million. Total course material rental income for Retail decreased by $2.1 million, or 16.2%, to $10.9 million during the 13 weeks ended July 30, 2022 from $13.0 million during the 13 weeks ended July 31, 2021 primarily due to the shift to more digital course materials.
The overall Retail sales increase is primarily related to revenue from net new/closed stores, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, alumni events and prospective student campus tours, as schools approach a more traditional campus experience. We continued to experience higher general merchandise sales, especially for graduation products, logo and emblematic products, and cafe and convenience products, as on campus traffic continues to grow compared to the prior year. Sales were also negatively impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
During the 13 weeks ended July 30, 2022, logo and emblematic sales are reflected in sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis for the majority of our e-commerce websites during the 13 weeks ended July 31, 2021. See Retail Gross Comparable Store Sales discussion below. During the 13 weeks ended July 30, 2022, Retail Gross Comparable Store general merchandise sales increased by 34.0%.
During the 13 weeks ended July 30, 2022, Retail Gross Comparable Store course material sales increased by 1.5%. See Retail Gross Comparable Store Sales discussion below. The increase in course material sales was reflective of the growth of First Day inclusive access programs, digital and eTextbook revenue increases, due to a shift to lower cost options and more affordable solutions, including digital offerings. During the 13 weeks ended July 30, 2022, revenue for both of our First Day models increased to $45.0 million, or 67%, as compared to $27.0 million in the prior year period.
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
Effective in April 2021, as contemplated by the FLC Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo and emblematic general merchandise sales to FLC and Fanatics. The transition to FLC for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by FLC and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to the transition.
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

Retail Gross Comparable Store Sales variances for Retail by category for the 13 week periods are as follows:

	13 weeks ended
Dollars in millions	July 30, 2022		July 31, 2021
Textbooks (Course Materials)	$1.9	1.5%	$23.1	21.9%
General Merchandise	31.6	34.0%	50.5	119.4%
Total Retail Gross Comparable Store Sales	$33.5	15.0%	$73.6	49.8%
Wholesale
Wholesale sales decreased by $7.4 million, or 16.6% to $37.1 million during the 13 weeks ended July 30, 2022 from $44.5 million during the 13 weeks ended July 31, 2021. The decrease is primarily due to lower gross sales impacted by supply constraints resulting from the lack of textbook purchasing opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by lower returns and allowances.
DSS
DSS total sales increased by $0.9 million, or 10.6% to $9.2 million during the 13 weeks ended July 30, 2022 from $8.3 million during the 13 weeks ended July 31, 2021. Sales increased primarily due to an increase in subscription sales.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 75.9% during the 13 weeks ended July 30, 2022 compared to 75.1% during the 13 weeks ended July 31, 2021. Our gross margin increased by $3.5 million, or 5.8%, to $63.5 million, or 24.1% of sales, during the 13 weeks ended July 30, 2022 from $60.0 million, or 24.9% of sales during the 13 weeks ended July 31, 2021.
During the 13 weeks ended July 31, 2021, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment discussed below. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales for the 13 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended
Dollars in thousands	July 30, 2022	% of Related Sales	July 31, 2021	% of Related Sales
Product and other cost of sales	$176,249	78.1%	$155,722	78.9%
Rental cost of sales	6,265	57.4%	6,604	50.7%
Total Cost of Sales	$182,514	77.2%	$162,326	77.1%
The following table summarizes the Retail gross margin for the 13 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended
Dollars in thousands	July 30, 2022	% of Related Sales	July 31, 2021	% of Related Sales
Product and other gross margin	$49,346	21.9%	$41,723	21.1%
Rental gross margin	4,647	42.6%	6,420	49.3%
Gross Margin	$53,993	22.8%	$48,143	22.9%
For the 13 weeks ended July 30, 2022, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin increased (80 basis points), driven primarily by a favorable sales mix (340 basis points) due to higher general merchandise sales and higher margin rates (250 basis points) due to lower inventory reserves and lower markdowns, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (510 basis points) resulting from contract renewals and new store contracts.

•Rental gross margin decreased (670 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (555 basis points) resulting from contract renewals and new store contracts, an unfavorable rental mix (95 basis points) and lower rental margin rates (20 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $30.2 million, or 81.4% of sales, and $6.9 million, or 18.6% of sales, respectively, during the 13 weeks ended July 30, 2022. The cost of sales and gross margin for Wholesale was $34.1 million or 76.6% of sales and $10.4 million or 23.4% of sales, respectively, during the 13 weeks ended July 31, 2021. The gross margin rate decreased during the 13 weeks ended July 30, 2022 primarily due to higher markdowns.
DSS
The gross margin for the DSS segment was $7.5 million, or 81.5% of sales, during the 13 weeks ended July 30, 2022 and $7.0 million, or 84.7% of sales, during the 13 weeks ended July 31, 2021. The high gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 13 weeks ended July 30, 2022 and July 31, 2021, our sales eliminations were $(18.9) million and $(22.5) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended July 30, 2022 and July 31, 2021, the cost of sales eliminations were $(14.0) million and $(16.9) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended July 30, 2022 and July 31, 2021, the gross margin eliminations were $(4.9) million and $(5.5) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 30, 2022	% of Sales	July 31, 2021	% of Sales
Total Selling and Administrative Expenses	$98,486	37.3%	$86,235	35.8%
During the 13 weeks ended July 30, 2022, selling and administrative expenses increased by $12.3 million, or 14.2%, to $98.5 million from $86.2 million during the 13 weeks ended July 31, 2021. The variances by segment are discussed by segment below.
Retail
During the 13 weeks ended July 30, 2022, Retail selling and administrative expenses increased by $10.6 million, or 15.6%, to $79.0 million from $68.4 million during the 13 weeks ended July 31, 2021. This increase was primarily due to a $4.3 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed stores payroll and operating expenses, and a $6.3 million increase in corporate payroll, infrastructure and product development costs. The payroll increase is primarily related to increased staffing at stores that had temporarily or partially closed due to limited on campus activities related to the COVID-19 pandemic in the prior year. The increase is also due to greater on campus activity and related sales during the 13 weeks ended July 30, 2022 and costs incurred in preparation for the anticipated increased activity, including support for the growth in First Day programs, in the upcoming peak fall term in the second quarter of Fiscal 2023.
Wholesale
Wholesale selling and administrative expenses increased by $0.1 million, or 3.5%, to $4.1 million from $4.0 million during the 13 weeks ended July 31, 2021, primarily driven by higher operating costs.
DSS
During the 13 weeks ended July 30, 2022, DSS selling and administrative expenses increased by $1.7 million, or 26.3%, to $8.1 million from $6.4 million during the 13 weeks ended July 31, 2021. The increase in costs was primarily driven by higher compensation expense, higher operating costs invested in the business associated with higher product development and sales costs infrastructure costs aimed at increasing revenue.

Corporate Services
During the 13 weeks ended July 30, 2022, Corporate Services' selling and administrative expenses decreased by $0.2 million, or 3.1%, to $7.2 million during the 13 weeks ended July 29, 2022 from $7.4 million during the 13 weeks ended July 31, 2021. The decrease was primarily due to lower compensation costs, partially offset by higher professional service costs.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 30, 2022	% of Sales	July 31, 2021	% of Sales
Total Depreciation and Amortization Expense	$12,533	4.7%	$12,624	5.2%
Depreciation and amortization expense decreased by $0.1 million, or 0.7%, to $12.5 million during the 13 weeks ended July 30, 2022 from $12.6 million during the 13 weeks ended July 31, 2021. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2022.
Restructuring and other charges
During the 13 weeks ended July 30, 2022, we recognized restructuring and other charges totaling $0.4 million comprised primarily of professional service costs for restructuring and process improvements.
During the 13 weeks ended July 31, 2021, we recognized restructuring and other charges totaling $1.9 million comprised primarily of $0.8 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $1.1 million for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.
Operating Loss

	13 weeks ended
Dollars in thousands	July 30, 2022	% of Sales	July 31, 2021	% of Sales
Total Operating Loss	$(47,906)	(18.0)%	$(40,735)	(16.9)%
Our operating loss was $(47.9) million during the 13 weeks ended July 30, 2022, compared to operating loss of $(40.7) million during the 13 weeks ended July 31, 2021. The increase in operating loss is due to the matters discussed above. For the 13 weeks ended July 30, 2022, excluding the $0.4 million of restructuring and other charges, discussed above, operating loss was $(47.5) million (or (18.0)% of sales). For the 13 weeks ended July 31, 2021, excluding the $1.9 million of restructuring and other charges, discussed above, operating loss was $(38.8) million (or (16.1)% of sales).
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Interest Expense, Net	$3,868	$2,494
Net interest expense increased by $1.4 million, or 55.1%, to $3.9 million during the 13 weeks ended July 30, 2022 from $2.5 million during the 13 weeks ended July 31, 2021. The increase was primarily due to higher borrowings and higher interest rates compared to the prior year.
Income Tax Expense

	13 weeks ended
Dollars in thousands	July 30, 2022	Effective Rate	July 31, 2021	Effective Rate
Income Tax Expense	$933	(1.8)%	$399	(0.9)%
We recorded an income tax expense of $0.9 million on pre-tax loss of $(51.8) million during the 13 weeks ended July 30, 2022, which represented an effective income tax rate of (1.8)% and we recorded an income tax expense of $0.4 million on a pre-tax loss of $(43.2) million during the 13 weeks ended July 31, 2021, which represented an effective income tax rate of (0.9)%.

The effective tax rate for the 13 weeks ended July 30, 2022 is higher as compared to the prior year comparable period due to foreign taxes and lower projected annual taxable loss in the current year.
Net Loss

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Net loss	$(52,707)	$(43,628)
As a result of the factors discussed above, net loss was $(52.7) million during the 13 weeks ended July 30, 2022, compared with net loss of $(43.6) million during the 13 weeks ended July 31, 2021.
Adjusted Earnings (non-GAAP) is $(50.8) million during the 13 weeks ended July 30, 2022, compared with $(40.0) million during the 13 weeks ended July 31, 2021. See Adjusted Earnings (non-GAAP) discussion below.
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

Consolidated Adjusted Earnings (non-GAAP)

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Net loss	$(52,707)	$(43,628)
Reconciling items, after-tax (below)	1,952	3,614
Adjusted Earnings (non-GAAP)	$(50,755)	$(40,014)

Reconciling items, pre-tax
Merchandise inventory loss (a)	$—	$434
Content amortization (non-cash)	1,577	1,275
Restructuring and other charges (a)	375	1,905
Reconciling items, pre-tax	1,952	3,614
Less: Pro forma income tax impact (a)(b)	—	—
Reconciling items, after-tax	$1,952	$3,614
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.
Consolidated Adjusted EBITDA (non-GAAP)

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Net loss	$(52,707)	$(43,628)
Add:
Depreciation and amortization expense	12,533	12,624
Interest expense, net	3,868	2,494
Income tax expense	933	399
Merchandise inventory loss (a)	—	434
Content amortization (non-cash)	1,577	1,275
Restructuring and other charges (a)	375	1,905
Adjusted EBITDA (non-GAAP)	$(33,421)	$(24,497)
(a)     See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 weeks ended July 30, 2022 and July 31, 2021.

Adjusted EBITDA - by Segment	13 weeks ended July 30, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(34,540)	$1,419	$(2,299)	$(12,408)	$(4,879)	$(52,707)
Add:
Depreciation and amortization expense	9,529	1,349	1,637	18	—	12,533
Interest expense, net	—	—	—	3,868	—	3,868
Income tax expense	—	—	—	933	—	933
Content amortization (non-cash)	26	—	1,551	—	—	1,577
Restructuring and other charges (b)	—	—	—	375	—	375
Adjusted EBITDA (non-GAAP)	$(24,985)	$2,768	$889	$(7,214)	$(4,879)	$(33,421)

Adjusted EBITDA - by Segment	13 weeks ended July 31, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(30,637)	$5,114	$(1,316)	$(11,252)	$(5,537)	$(43,628)
Add:
Depreciation and amortization expense	9,407	1,300	1,899	18	—	12,624
Interest expense, net	—	—	—	2,494	—	2,494
Income tax expense	—	—	—	399	—	399
Merchandise inventory loss (b)	434	—	—	—	—	434
Content amortization (non-cash)	166	—	1,109	—	—	1,275
Restructuring and other charges (b)	1,008	—	—	897	—	1,905
Adjusted EBITDA (non-GAAP)	$(19,622)	$6,414	$1,692	$(7,444)	$(5,537)	$(24,497)

(a) Interest expense is reflected in Corporate Services as it is primarily related to our Credit Agreement and Term Loan Agreement which fund our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
Free Cash Flow (non-GAAP)

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Net cash flows used in operating activities	$(28,998)	$(17,304)
Less:
Capital expenditures (a)	9,726	11,370
Cash interest	2,933	1,682
Cash taxes	122	254
Free Cash Flow (non-GAAP)	$(41,779)	$(30,610)
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

Capital Expenditures	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Physical store capital expenditures	$4,496	$3,893
Product and system development	2,665	3,624
Content development costs	2,019	2,847
Other	546	1,006
Total Capital Expenditures	$9,726	$11,370
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of July 30, 2022, we had $260.3 million and $203.7 million outstanding borrowings under the Credit Agreement and Term Loan Agreement, respectively. See Financing Arrangements discussion below.
We believe that our future cash from operations, access to borrowings under the Credit Agreement and Term Loan Agreement will provide adequate resources to fund our operating and financing needs for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for and pace of sustainable growth in our markets, the levels at which we maintain inventory, the number and timing of new store openings, and any potential acquisitions of other brands or companies including digital properties. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
COVID-19 Business Impact
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment for learning, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
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
Sources and Uses of Cash Flow

	13 weeks ended
Dollars in thousands	July 30, 2022	July 31, 2021
Cash, cash equivalents, and restricted cash at beginning of period	$21,934	$16,814
Net cash flows used in operating activities	(28,998)	(17,304)
Net cash flows used in investing activities	(9,726)	(11,178)
Net cash flows provided by financing activities	33,429	24,885
Cash, cash equivalents, and restricted cash at end of period	$16,639	$13,217
As of July 30, 2022 and July 31, 2021, we had restricted cash of $7.5 million and $5.6 million, respectively, comprised of $6.6 million and $4.7 million, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $0.9 million for both periods in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. When a school adopts our First Day inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to First Day inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities during the 13 weeks ended July 30, 2022 were $(29.0) million compared to $(17.3) million during the 13 weeks ended July 31, 2021. This increase in cash used in operating activities of $11.7 million was primarily due to changes in working capital, including higher inventory purchases as we prepare for the upcoming Fall term, partially offset by lower receivables and lower earnings in the current year period compared to the prior year period.

Cash Flow from Investing Activities
Cash flows used in investing activities during the 13 weeks ended July 30, 2022 were $(9.7) million compared to $(11.2) million during the 13 weeks ended July 31, 2021. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $9.7 million and $11.4 million during the 13 weeks ended July 30, 2022 and July 31, 2021, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended July 30, 2022 were $33.4 million compared to $24.9 million during the 13 weeks ended July 31, 2021. This net change of $8.5 million is primarily due to higher net borrowings.
Financing Arrangements
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”). We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million. As of July 30, 2022, we were in compliance with all debt covenants under the Credit Agreement.
On March 4, 2022, we were granted a waiver to the condition to the draw scheduled for April 2022 under the FILO Facility, that Consolidated EBITDA (as defined in the Credit Agreement) minus Restricted Payments (as defined in the Credit Agreement) equal at least $110.0 million. Under the waiver amendment, the commitment under the FILO Facility of $25.0 million was increased to $40.0 million, with all remaining terms unchanged.
During the 13 weeks ended July 30, 2022, we borrowed $117.2 million and repaid $112.6 million under the Credit Agreement, with $230.3 million of outstanding borrowings as of July 30, 2022, comprised of $190.3 million and $40.0 million of borrowings under the Credit Facility and FILO Facility, respectively. During the 13 weeks ended July 31, 2021, we borrowed $71.7 million and repaid $45.6 million under the Credit Agreement, with $203.7 million of outstanding borrowings as of July 31, 2021, comprised of $153.7 million and $50.0 million of borrowings under the Credit Facility and FILO Facility, respectively. As of both July 30, 2022 and July 31, 2021, we have issued $4.8 million in letters of credit under the Credit Facility.
For additional information including interest terms and covenant requirements related to the Credit Facility and FILO Facility, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Term Loan
On June 7, 2022, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to our existing Credit Agreement. For additional information, see the Company’s Report on Form 8-K dated June 7, 2022 and filed with the SEC on June 10, 2022.
The Term Loan Credit Agreement provides for term loans in an amount equal to $30.0 million (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 13 weeks ended July 30, 2022, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of July 30, 2022.
During the 13 weeks ended July 30, 2022, we incurred debt issuance costs totaling $1.9 million related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
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

The Term Loans are required to be repaid (i) after repayment of the FILO Facility under the Credit Agreement, with up to 100% of the proceeds of the sale of a non-core business line of the Company generating net proceeds in excess of $1.0 million, other than ordinary course dispositions and (ii) in full in connection with a debt or equity financing transaction generating net proceeds in excess of an amount sufficient to repay the FILO Facility under the Credit Agreement.
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
The Credit Agreement amendment permitted us to incur the Term Loan Facility and also provides that, upon repayment of the Term Loan Credit Agreement (and, if applicable, any replacement credit facility thereof), we may incur second lien secured debt in an aggregate principal amount not to exceed $75.0 million.
Income Tax Implications on Liquidity
For the fiscal year ended April 30, 2022, we filed an application to change our tax year from January to April under the automatic consent provisions. As a result of the tax year-end change, there is no longer a long-term tax payable associated with the LIFO reserve in other long-term liabilities.
We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We received refunds of $7.8 million in Fiscal 2022 and $15.8 million on August 29, 2022 (Fiscal 2023). We expect to receive additional refunds of approximately $6.9 million.
Share Repurchases
During the 13 weeks ended July 30, 2022, we did not repurchase any of our Common Stock under the stock repurchase program. As of July 30, 2022, approximately $26.7 million remains available under the stock repurchase program.
During the 13 weeks ended July 30, 2022, we repurchased 238,210 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Off-Balance Sheet Arrangements
As of July 30, 2022, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
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
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
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
Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
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
As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, management concluded that a material weakness existed at April 30, 2022 due to an operating deficiency resulting from insufficient precision applied in the execution of management’s review of the analysis of its deferred tax asset valuation allowance. The Company is in the process of implementing its remediation plan, which will occur in the fourth quarter of Fiscal 2023, due to the annual nature of the control. Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.
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
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 30, 2022 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of July 30, 2022 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2022 - May 28, 2022	—	$—	—	$26,669,324
May 29, 2022 - July 2, 2022	—	$—	—	$26,669,324
July 3, 2022 - July 30, 2022	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
During the 13 weeks ended July 30, 2022, we did not repurchase any shares of our Common Stock under the stock repurchase program.
During the 13 weeks ended July 30, 2022, we repurchased 238,210 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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
August 31, 2022