Form 10-Q
period 2022-10-29
Barnes & Noble Education, Inc.
filed 2022-12-06
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 25, 2022, 52,598,798 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 29, 2022

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales:
Product sales and other	$575,764	$577,329	$828,710	$805,099
Rental income	41,334	49,648	52,246	62,672
Total sales	617,098	626,977	880,956	867,771
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	449,322	453,070	643,427	627,231
Rental cost of sales	22,941	28,348	29,206	34,952
Total cost of sales	472,263	481,418	672,633	662,183
Gross profit	144,835	145,559	208,323	205,588
Selling and administrative expenses	107,086	107,902	205,572	194,137
Depreciation and amortization expense	10,759	11,952	23,292	24,576
Restructuring and other charges	260	1,116	635	3,021
Operating income (loss)	26,730	24,589	(21,176)	(16,146)
Interest expense, net	4,886	2,264	8,754	4,758
Income (loss) before income taxes	21,844	22,325	(29,930)	(20,904)
Income tax (benefit) expense	(300)	(203)	633	196
Net income (loss)	$22,144	$22,528	$(30,563)	$(21,100)

Income (Loss) per share of common stock:
Basic	$0.42	$0.43	$(0.58)	$(0.41)
Diluted	$0.42	$0.41	$(0.58)	$(0.41)
Weighted average shares of common stock outstanding:
Basic	52,438	51,666	52,305	51,570
Diluted	53,195	54,568	52,305	51,570
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 29, 2022	October 30, 2021	April 30, 2022
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,129	$10,996	$10,388
Receivables, net	210,009	218,053	137,039
Merchandise inventories, net	371,570	370,529	293,854
Textbook rental inventories	49,355	50,642	29,612
Prepaid expenses and other current assets	54,924	68,965	61,709
Total current assets	704,987	719,185	532,602
Property and equipment, net	96,096	91,875	94,072
Operating lease right-of-use assets	291,704	252,650	286,584
Intangible assets, net	121,487	141,847	129,624
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	—	15,943	—
Other noncurrent assets	20,980	26,010	23,971
Total assets	$1,239,954	$1,252,210	$1,071,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$326,168	$333,099	$182,790
Accrued liabilities	118,689	122,734	95,387
Current operating lease liabilities	130,802	118,434	97,143
Short-term borrowings	—	—	40,000
Total current liabilities	575,659	574,267	415,320
Long-term deferred taxes, net	1,430	—	1,430
Long-term operating lease liabilities	190,758	171,341	219,594
Other long-term liabilities	19,643	51,113	21,135
Long-term borrowings	252,000	183,300	185,700
Total liabilities	1,039,490	980,021	843,179
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 55,132, 54,162 and 54,234 shares, respectively; outstanding, 52,599, 51,976 and 52,046 shares, respectively	551	541	542
Additional paid-in capital	744,339	736,886	740,838
Accumulated deficit	(522,057)	(443,737)	(491,494)
Treasury stock, at cost	(22,369)	(21,501)	(21,512)
Total stockholders' equity	200,464	272,189	228,374
Total liabilities and stockholders' equity	$1,239,954	$1,252,210	$1,071,553
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net loss	$(30,563)	$(21,100)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	23,292	24,576
Content amortization expense	3,195	2,586
Amortization of deferred financing costs	1,200	725
Merchandise inventory loss	—	434
Stock-based compensation expense	3,510	2,600
Changes in other long-term assets and liabilities, net	319	1,596
Changes in operating lease right-of-use assets and liabilities	(298)	286
Changes in other operating assets and liabilities, net	8,721	12,573
Net cash flows provided by operating activities	9,376	24,276
Cash flows from investing activities:
Purchases of property and equipment	(20,573)	(21,264)
Net change in other noncurrent assets	255	326
Net cash flows used in investing activities	(20,318)	(20,938)
Cash flows from financing activities:
Proceeds from borrowings	348,200	259,720
Repayments of borrowings	(321,900)	(254,020)
Payment of deferred financing costs	(1,716)	—
Purchase of treasury shares	(857)	(2,359)
Proceeds from the exercise of stock options, net	—	37
Net cash flows provided by financing activities	23,727	3,378
Net increase in cash, cash equivalents and restricted cash	12,785	6,716
Cash, cash equivalents and restricted cash at beginning of period	21,934	16,814
Cash, cash equivalents and restricted cash at end of period	$34,719	$23,530
Changes in other operating assets and liabilities, net:
Receivables, net	$(72,970)	$(96,981)
Merchandise inventories	(77,716)	(89,851)
Textbook rental inventories	(19,743)	(21,950)
Prepaid expenses and other current assets	12,538	(3,288)
Accounts payable and accrued liabilities	166,612	224,643
Changes in other operating assets and liabilities, net	$8,721	$12,573
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 1, 2021	53,327	$533	$734,257	$(422,637)	1,948	$(19,142)	$293,011
Stock-based compensation expense			1,122				1,122
Vested equity awards	338	3	(3)				—
Shares repurchased for tax withholdings for vested stock awards					130	(1,215)	(1,215)
Net loss				(43,628)			(43,628)
Balance July 31, 2021	53,665	$536	$735,376	$(466,265)	2,078	$(20,357)	$249,290
Stock-based compensation expense			1,478				1,478
Vested equity awards	487	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					108	(1,144)	(1,144)
Issuance of common stock upon exercise of stock options	10	—	37				37
Net income				22,528			22,528
Balance October 30, 2021	54,162	$541	$736,886	$(443,737)	2,186	$(21,501)	$272,189

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			1,791				1,791
Vested equity awards	540	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					238	(612)	(612)
Net loss				(52,707)			(52,707)
Balance July 30, 2022	54,774	$547	$742,624	$(544,201)	2,426	$(22,124)	$176,846
Stock-based compensation expense			1,719				1,719
Vested equity awards	357	4	(4)				—
Shares repurchased for tax withholdings for vested stock awards					107	(245)	(245)
Net income				22,144			22,144
Balance October 29, 2022	55,131	$551	$744,339	$(522,057)	2,533	$(22,369)	$200,464
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which includes consolidated financial statements for the Company as of April 30, 2022 and May 1, 2021 and for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020 (Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,399 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
First Day Inclusive and Equitable Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® inclusive and equitable access programs, consisting of First Day Complete and First Day, in which course materials, including both physical and digital content, are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class.
•First Day Complete is adopted by an institution and includes all classes, providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

•Through First Day, digital course materials are adopted by a faculty member for a single course, and students receive their materials through their school's learning management system.
Offering courseware sales through our inclusive and equitable access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has occurred at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete for the Fall of 2023 and the majority of schools by Fall 2024.
Approximately 111 campus stores adopted our First Day Complete course materials delivery program for the 2022 Fall Term, representing approximately 545,000 (as reported by National Center for Education Statistics) in total undergraduate student enrollment, a growth rate of 85% over Fall 2021. During the 13 weeks ended October 29, 2022, First Day Complete sales increased by $44,301 to $89,892, or 97%, as compared to $45,591 in the prior year period. During the 26 weeks ended October 29, 2022, First Day Complete sales increased by $54,732 to $106,314, or 106%, as compared to $51,582 in the prior year period.
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
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and FLC owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital.
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 29, 2022 are not indicative of the results expected for the 52 weeks ending April 29, 2023 (Fiscal 2023).
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash
As of October 29, 2022 and October 30, 2021, we had restricted cash of $15,590 and $12,534, respectively, comprised of $14,686 and $11,637, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement, and $904 and $897, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
The Retail Segment courseware fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases courseware from outside suppliers and publishers.
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
Evaluation of Goodwill and Other Long-Lived Assets
As of October 29, 2022, we had $4,700 of goodwill on our condensed consolidated balance sheet related to our DSS reporting unit. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of October 29, 2022, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $96,096, $291,704, $121,487, and $20,980, respectively, on our condensed consolidated balance sheet.
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		26 weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Retail
Course Materials Product Sales	$419,879	$433,734	$547,476	$555,954
General Merchandise Product Sales (a)	122,648	106,200	211,472	171,623
Service and Other Revenue (b)	14,749	19,370	23,923	29,172
Retail Product and Other Sales sub-total	557,276	559,304	782,871	756,749
Course Materials Rental Income	41,334	49,648	52,246	62,672
Retail Total Sales	$598,610	$608,952	$835,117	$819,421
Wholesale Sales	$21,120	$21,669	$58,203	$66,153
DSS Sales (c)	$8,465	$8,279	$17,649	$16,582
Eliminations (d)	$(11,097)	$(11,923)	$(30,013)	$(34,385)
Total Sales	$617,098	$626,977	$880,956	$867,771
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
Contract Liabilities
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following table presents changes in deferred revenue associated with our contract liabilities:

	26 weeks ended
	October 29, 2022	October 30, 2021
Deferred revenue at the beginning of period	$19,722	$18,139
Additions to deferred revenue during the period	114,975	82,515
Reductions to deferred revenue for revenue recognized during the period	(83,651)	(66,364)
Deferred revenue balance at the end of period:	$51,046	$34,290
Balance Sheet classification:
Accrued liabilities	$46,610	$29,820
Other long-term liabilities	4,436	4,470
Deferred revenue balance at the end of period:	$51,046	$34,290
As of October 29, 2022, we expect to recognize $46,610 of the deferred revenue balance within the next 12 months.
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
Retail
The Retail Segment operates 1,399 college, university, and K-12 school bookstores, comprised of 793 physical bookstores and 606 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive and equitable access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 793 physical bookstores) and sources and distributes new and used textbooks to our 606 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales:
Retail	$598,610	$608,952	$835,117	$819,421
Wholesale	21,120	21,669	58,203	66,153
DSS	8,465	8,279	17,649	16,582
Elimination	(11,097)	(11,923)	(30,013)	(34,385)
Total Sales	$617,098	$626,977	$880,956	$867,771

Gross Profit
Retail (a)	$129,502	$128,825	$183,495	$176,968
Wholesale	5,455	5,620	12,354	16,025
DSS	6,694	6,906	14,177	13,936
Elimination	3,184	4,208	(1,703)	(1,341)
Total Gross Profit	$144,835	$145,559	$208,323	$205,588

Selling and Administrative Expenses
Retail	$90,086	$89,486	$169,090	$157,851
Wholesale	3,867	4,387	7,998	8,378
DSS	8,132	7,305	16,277	13,752
Corporate Services	5,075	6,809	12,289	14,253
Elimination	(74)	(85)	(82)	(97)
Total Selling and Administrative Expenses	$107,086	$107,902	$205,572	$194,137

Depreciation and Amortization
Retail	$8,869	$8,669	$18,398	$18,076
Wholesale	1,370	1,364	2,719	2,664
DSS	503	1,902	2,140	3,801
Corporate Services	17	17	35	35
Total Depreciation and Amortization	$10,759	$11,952	$23,292	$24,576

Operating Income (Loss)
Retail	$30,547	$29,595	$(3,993)	$(1,042)
Wholesale	218	(131)	1,637	4,983
DSS	(1,941)	(2,301)	(4,240)	(3,617)
Corporate Services	(5,352)	(6,867)	(12,959)	(15,226)
Elimination	3,258	4,293	(1,621)	(1,244)
Total Operating Income (Loss)	$26,730	$24,589	$(21,176)	$(16,146)

	13 weeks ended		26 weeks ended
Reconciliation of segment Operating Income (Loss) to consolidated Income (Loss) Before Income Taxes:	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total Operating Income (Loss)	$26,730	$24,589	$(21,176)	$(16,146)
Interest Expense, net	4,886	2,264	8,754	4,758
Income (Loss) Before Income Taxes	$21,844	$22,325	$(29,930)	$(20,904)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

(a)    For the 26 weeks ended October 30, 2021, gross margin includes a merchandise inventory loss of $434 in the Retail Segment. See Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
During the 26 weeks ended October 29, 2022, we did not repurchase shares of our Common Stock under the stock repurchase program and as of October 29, 2022, approximately $26,669 remains available under the stock repurchase program.
During the 26 weeks ended October 29, 2022, we repurchased 344,587 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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
During the 13 weeks ended October 29, 2022 and October 30, 2021, average shares of 3,153,516 and 523,447 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 26 weeks ended October 29, 2022 and October 30, 2021, average shares of 4,898,303 and 3,771,594 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		26 weeks ended
(shares in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator for basic earnings per share:
Net income (loss) available to common shareholders	$22,144	$22,528	$(30,563)	$(21,100)
Less allocation of earnings to participating securities	(11)	(64)	—	—
Net income (loss) available to common shareholders	$22,133	$22,464	$(30,563)	$(21,100)

Numerator for diluted earnings per share:
Net income (loss) available to common shareholders	$22,133	$22,464	$(30,563)	$(21,100)
Allocation of earnings to participating securities	11	64	—	—
Less diluted allocation of earnings to participating securities	(11)	(61)	—	—
Net income (loss) available to common shareholders	$22,133	$22,467	$(30,563)	$(21,100)

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	52,438	51,666	52,305	51,570

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	52,438	51,666	52,305	51,570
Average dilutive restricted stock units	141	611	—	—
Average dilutive performance shares	—	—	—	—
Average dilutive restricted shares	10	126	—	—
Average dilutive performance share units	—	255	—	—
Average dilutive stock options	606	1,910	—	—
Diluted weighted average shares of Common Stock	53,195	54,568	52,305	51,570

Earnings (Loss) per share of Common Stock:
Basic	$0.42	$0.43	$(0.58)	$(0.41)
Diluted	$0.42	$0.41	$(0.58)	$(0.41)

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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of October 29, 2022, we recorded a liability of $1,398 (Level 2 input) which is reflected in accrued liabilities ($1,318) and other long-term liabilities ($80) on the condensed consolidated balance sheet. As of October 30, 2021, we recorded a liability of $3,474 (Level 2 input) which is reflected in accrued liabilities ($2,345) and other long-term liabilities ($1,129) on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.
Note 7. Debt
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 incremental facility maintaining the maximum availability under the Credit Agreement at $500,000. As of October 29, 2022, we were in compliance with all debt covenants under the Credit Agreement.
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
During the 26 weeks ended October 29, 2022, we borrowed $318,200 and repaid $321,900 under the Credit Agreement, with $222,000 of outstanding borrowings as of October 29, 2022, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 30, 2021, we borrowed $259,720 and repaid $254,020 under the Credit Agreement, with $183,300 of outstanding borrowings as of October 30, 2021, comprised entirely of borrowings under the Credit Facility. As of both October 29, 2022 and October 30, 2021, we have issued $4,759 in letters of credit under the Credit Facility.
Term Loan
On June 7, 2022, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with TopLids LendCo, LLC and Vital Fundco, LLC and we entered an amendment to our existing Credit Agreement. For additional information, see the Company’s Report on Form 8-K dated June 7, 2022 and filed with the SEC on June 10, 2022.
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 26 weeks ended October 29, 2022, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement, with $30,000 of outstanding borrowings as of October 29, 2022.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

We incurred debt issuance costs totaling $1,964 related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly, and mature on June 7, 2024. We have the right, through December 31, 2022, to pay all or a portion of the interest on the Term Loans in kind. To date, all interest on the term loan has been paid in cash. The Term Loans do not amortize prior to maturity. Solely to the extent that any Term Loans remain outstanding on June 7, 2023, we must pay a fee of 1.5% of the outstanding principal amount of the Term Loans on such date.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

The following table summarizes lease expense:

	13 weeks ended		26 weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Variable lease expense	$25,281	$30,738	$40,465	$42,440
Operating lease expense	52,998	48,990	75,860	65,363
Net lease expense	$78,279	$79,728	$116,325	$107,803
The increase in lease expense during the 26 weeks ended October 29, 2022 is primarily due to higher sales for contracts based on a percentage of revenue during the 26 weeks ended October 29, 2022, the impact of the timing due to contract renewals, and the increase in minimum contractual guarantees which were temporarily eliminated in the prior year due to limited on campus store traffic resulting from the COVID pandemic.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of October 29, 2022:

As of
October 29, 2022
Remainder of Fiscal 2023	$102,628
Fiscal 2024	58,137
Fiscal 2025	50,811
Fiscal 2026	38,301
Fiscal 2027	30,161
Thereafter	83,321
Total lease payments	363,359
Less: imputed interest	(41,799)
Operating lease liabilities at period end	$321,560
Future lease payment obligations related to leases that were entered into, but did not commence as of October 29, 2022, were not material. The following summarizes additional information related to our operating leases:

	As of
	October 29, 2022	October 30, 2021
Weighted average remaining lease term (in years)	5.3 years	5.3 years
Weighted average discount rate	4.4%	4.6%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$75,876	$64,103
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$86,045	$77,811
Note 9. Supplementary Information
Restructuring and other charges
During the 13 and 26 weeks ended October 29, 2022, we recognized restructuring and other charges totaling $260 and $635, respectively, comprised primarily of costs associated with professional service costs for restructuring and process improvements.
During the 13 and 26 weeks ended October 30, 2021, we recognized restructuring and other charges totaling $1,116 and $3,021, respectively, comprised primarily of $418 and $1,250, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($754 is included in accrued liabilities in the condensed consolidated balance sheet as of October 30, 2021), $698 and $1,771, respectively, for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
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
During the 26 weeks ended October 29, 2022, we granted the following awards:
•82,628 restricted stock units ("RSU") awards and 11,804 restricted stock ("RS") awards with a one year vesting period to the Board of Directors ("BOD") members for annual compensation.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock-based awards
Restricted stock expense	$64	$119	$158	$207
Restricted stock units expense	990	931	2,013	1,661
Performance share units expense	—	29	10	63
Stock option expense	665	399	1,329	669
Sub-total stock-based awards:	$1,719	$1,478	$3,510	$2,600
Cash settled awards
Phantom share units expense	$66	$2,452	$268	$4,924
Total compensation expense for long-term incentive awards	$1,785	$3,930	$3,778	$7,524
Total unrecognized compensation cost related to unvested awards as of October 29, 2022 was $13,077 and is expected to be recognized over a weighted-average period of 2.3 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,069 and $1,004 during the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. Total employee benefit expense for these plans was $2,394 and $1,048 during the 26 weeks ended October 29, 2022 and October 30, 2021, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 12. Income Taxes
We recorded an income tax benefit of $(300) on pre-tax income of $21,844 during the 13 weeks ended October 29, 2022, which represented an effective income tax rate of (1.4)% and an income tax benefit of $(203) on pre-tax income of $22,325 during the 13 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)%.
We recorded an income tax expense of $633 on pre-tax loss of $(29,930) during the 26 weeks ended October 29, 2022, which represented an effective income tax rate of (2.1)% and an income tax expense of $196 on pre-tax loss of $(20,904) during the 26 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)%.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 29, 2022, we determined that it was more likely than not that we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
The effective tax rate for the 13 and 26 weeks ended October 29, 2022 is lower as compared to the prior year comparable period due to foreign taxes and lower projected annual taxable loss in the current year.
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
For the 13 and 26 weeks ended October 29, 2022 and October 30, 2021
(Thousands of dollars, except share and per share data)
(unaudited)

Note 14. Subsequent Event
On December 2, 2022, the Board of Directors approved a company-wide initiative to drive efficiencies, streamline operations, simplify the organizational structure and further reduce non-essential costs. These actions are expected to be substantially implemented within thirty days. The Company expects to incur restructuring charges, primarily related to severance, of approximately $5,000 to $6,000 in the third quarter of fiscal 2023 and expects to save $10,000 to $15,000 in fiscal year 2023. These initiatives are expected to provide annualized savings of $30,000 to $35,000 once fully implemented. The restructuring charges are excluded from non-GAAP adjusted EBITDA and from the annualized and fiscal year 2023 savings.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,399 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
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
Cost Savings Initiative
On December 2, 2022, the Board of Directors approved a company-wide initiative to drive efficiencies, streamline operations, simplify the organizational structure and further reduce non-essential costs. These actions are expected to be substantially implemented within thirty days. The Company expects to incur restructuring charges, primarily related to severance, of approximately $5 million to $6 million in the third quarter of fiscal 2023 and expects to save $10 million to $15 million in fiscal year 2023. These initiatives are expected to provide annualized savings of $30 million to $35 million once fully implemented. The restructuring charges are excluded from non-GAAP adjusted EBITDA and from the annualized and fiscal year 2023 savings.
First Day Inclusive and Equitable Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® inclusive and equitable access programs, consisting of First Day Complete and First Day, in which course materials, including both physical and digital content, are offered at a reduced price through a course fee or included in tuition, and delivered to students on or before the first day of class.
•First Day Complete is adopted by an institution and includes all classes, providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•Through First Day, digital course materials are adopted by a faculty member for a single course, and students receive their materials through their school's learning management system.

Offering courseware sales through our inclusive and equitable access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete for the Fall of 2023 and the majority of schools by Fall 2024.
Approximately 111 campus stores adopted our First Day Complete course materials delivery program for the 2022 Fall Term, representing approximately 545,000 (as reported by National Center for Education Statistics) in total undergraduate student enrollment, a growth rate of 85% over Fall 2021. During the 13 weeks ended October 29, 2022, First Day Complete sales increased by $44.3 million to $89.9 million, or 97%, as compared to $45.6 million in the prior year period. During the 26 weeks ended October 29, 2022, First Day Complete sales increased by $54.7 million to $106.3 million, or 106%, as compared to $51.6 million in the prior year period.
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
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. FLC manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and FLC owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital.
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
Retail Segment
The Retail Segment operates 1,399 college, university, and K-12 school bookstores, comprised of 793 physical bookstores and 606 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive and equitable access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,100 physical bookstores (including our Retail Segment's 793 physical bookstores) and sources and distributes new and used textbooks to our 606 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 350 college bookstores.
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
Trends, Competition and Other Business Conditions Affecting Our Business
The market for educational materials is undergoing unprecedented change. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:
•Overall Economic Environment, Capital Markets, College Enrollment and Consumer Spending Patterns. Our business is affected by the impact of the COVID-19 pandemic, the overall economic environment, capital markets, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise.
•Impact of the COVID-19 Pandemic: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors. Many colleges and K-12 schools had been required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and ensure the safety of their students. Although many academic institutions have since reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. While many athletic conferences resumed their sport activities, other events, such as parent and alumni weekends and prospective student campus tour activities, some may still be curtailed. Additionally, our business, like many others has been affected by the challenging labor market and the ability to recruit employees. The impact of COVID-19 store closings during Fiscal 2021 to Fiscal 2022 resulted in the loss of cash flow and increased borrowings that we would not otherwise have expected to incur.
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
•Capital Market Trends: We may require additional capital in the future to sustain or grow our business. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. These factors could materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions.
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
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as inclusive and equitable access programs and publisher subscription models) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. Offering courseware sales through our inclusive and equitable access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. While we plan to move many institutions to First Day Complete for the Fall of 2023, and the majority of our schools by Fall 2024, we cannot guarantee that we will be able to achieve these plans within these timeframes or at all. We also expect that certain less profitable or non-essential bookstores we operate may close. The scope of any such store closures remains uncertain, although we are not aware, at this time, of any significant volume of stores which we operate that are likely to close or have informed us of upcoming closures.
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
Results of Operations - Summary

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales:
Product sales and other (a)	$575,764	$577,329	$828,710	$805,099
Rental income	41,334	49,648	52,246	62,672
Total sales	$617,098	$626,977	$880,956	$867,771

Net income (loss)	$22,144	$22,528	$(30,563)	$(21,100)

Adjusted Earnings (non-GAAP) (b)	$24,022	$24,955	$(26,733)	$(15,059)

Adjusted EBITDA by Segment (non-GAAP) (b)
Retail	$39,416	$39,444	$14,431	$19,822
Wholesale	1,588	1,233	4,356	7,647
DSS	180	807	1,069	2,499
Corporate Services	(5,075)	(6,809)	(12,289)	(14,253)
Elimination	3,258	4,293	(1,621)	(1,244)
Total Adjusted EBITDA (non-GAAP)	$39,367	$38,968	$5,946	$14,471

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
(b)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales:
Product sales and other	93.3%	92.1%	94.1%	92.8%
Rental income	6.7	7.9	5.9	7.2
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	78.0	78.5	77.6	77.9
Rental cost of sales (a)	55.5	57.1	55.9	55.8
Total cost of sales	76.5	76.8	76.4	76.3
Gross margin	23.5	23.2	23.6	23.7
Selling and administrative expenses	17.4	17.2	23.3	22.4
Depreciation and amortization expense	1.7	1.9	2.6	2.8
Restructuring and other charges	—	0.2	0.1	0.3
Operating income (loss)	4.4%	3.9%	(2.4)%	(1.8)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Results of Operations - 13 and 26 weeks ended October 29, 2022 compared with the 13 and 26 weeks ended October 30, 2021

	13 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$557,276	$21,120	$8,465	$—	$(11,097)	$575,764
Rental income	41,334	—	—	—	—	41,334
Total sales	598,610	21,120	8,465	—	(11,097)	617,098
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	446,167	15,665	1,771	—	(14,281)	449,322
Rental cost of sales	22,941	—	—	—	—	22,941
Total cost of sales	469,108	15,665	1,771	—	(14,281)	472,263
Gross profit	129,502	5,455	6,694	—	3,184	144,835
Selling and administrative expenses	90,086	3,867	8,132	5,075	(74)	107,086
Depreciation and amortization expense	8,869	1,370	503	17	—	10,759
Restructuring and other charges	—	—	—	260	—	260
Operating income (loss)	$30,547	$218	$(1,941)	$(5,352)	$3,258	$26,730

	13 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$559,304	$21,669	$8,279	$—	$(11,923)	$577,329
Rental income	49,648	—	—	—	—	49,648
Total sales	608,952	21,669	8,279	—	(11,923)	626,977
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	451,779	16,049	1,373	—	(16,131)	453,070
Rental cost of sales	28,348	—	—	—	—	28,348
Total cost of sales	480,127	16,049	1,373	—	(16,131)	481,418
Gross profit	128,825	5,620	6,906	—	4,208	145,559
Selling and administrative expenses	89,486	4,387	7,305	6,809	(85)	107,902
Depreciation and amortization expense	8,669	1,364	1,902	17	—	11,952
Restructuring and other charges	1,075	—	—	41	—	1,116
Operating income (loss)	$29,595	$(131)	$(2,301)	$(6,867)	$4,293	$24,589

	26 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$782,871	$58,203	$17,649	$—	$(30,013)	$828,710
Rental income	52,246	—	—	—	—	52,246
Total sales	835,117	58,203	17,649	—	(30,013)	880,956
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	622,416	45,849	3,472	—	(28,310)	643,427
Rental cost of sales	29,206	—	—	—	—	29,206
Total cost of sales	651,622	45,849	3,472	—	(28,310)	672,633
Gross profit	183,495	12,354	14,177	—	(1,703)	208,323
Selling and administrative expenses	169,090	7,998	16,277	12,289	(82)	205,572
Depreciation and amortization expense	18,398	2,719	2,140	35	—	23,292
Restructuring and other charges	—	—	—	635	—	635
Operating (loss) income	$(3,993)	$1,637	$(4,240)	$(12,959)	$(1,621)	$(21,176)

	26 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$756,749	$66,153	$16,582	$—	$(34,385)	$805,099
Rental income	62,672	—	—	—	—	62,672
Total sales	819,421	66,153	16,582	—	(34,385)	867,771
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	607,501	50,128	2,646	—	(33,044)	627,231
Rental cost of sales	34,952	—	—	—	—	34,952
Total cost of sales	642,453	50,128	2,646	—	(33,044)	662,183
Gross profit	176,968	16,025	13,936	—	(1,341)	205,588
Selling and administrative expenses	157,851	8,378	13,752	14,253	(97)	194,137
Depreciation and amortization expense	18,076	2,664	3,801	35	—	24,576
Restructuring and other charges	2,083	—	—	938	—	3,021
Operating (loss) income	$(1,042)	$4,983	$(3,617)	$(15,226)	$(1,244)	$(16,146)

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	Var $	Var %	October 29, 2022	October 30, 2021	Var $	Var %
Product sales and other	$575,764	$577,329	$(1,565)	(0.3)%	$828,710	$805,099	$23,611	2.9%
Rental income	41,334	49,648	$(8,314)	(16.7)%	52,246	62,672	$(10,426)	(16.6)%
Total Sales	$617,098	$626,977	$(9,879)	(1.6)%	$880,956	$867,771	$13,185	1.5%
The sales decrease during the 13 weeks ended October 29, 2022 is primarily related to lower course material sales primarily due to the shift to more digital course materials, partially offset by higher general merchandise sales as many schools approach a more traditional on campus learning experience.
The sales increase during the 26 weeks ended October 29, 2022 is primarily related to higher general merchandise sales as many schools approach a more traditional on campus learning experience, partially offset by lower course material sales primarily due to the shift to more digital course materials.
The components of the variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended	26 weeks ended
Dollars in millions	October 29, 2022	October 29, 2022
Retail Sales
New stores	$40.1	$51.9
Closed stores	(19.1)	(24.5)
Comparable stores (a)	(16.7)	4.8
Textbook rental deferral	(10.0)	(11.2)
Service revenue (b)	(1.9)	(2.4)
Other (c)	(2.7)	(2.9)
Retail sales subtotal:	$(10.3)	$15.7
Wholesale Sales	$(0.6)	$(8.0)
DSS Sales	$0.2	$1.1
Eliminations (d)	$0.8	$4.4
Total sales variance:	$(9.9)	$13.2

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

Retail
The following is a store count summary for physical stores and virtual stores. Many of the store closings relate to closing less profitable stores, including satellite store locations.

	13 weeks ended						26 weeks ended
	October 29, 2022			October 30, 2021			October 29, 2022			October 30, 2021
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	793	613	1,406	784	645	1,429	805	622	1,427	769	648	1,417
Opened	8	10	18	11	12	23	34	24	58	41	35	76
Closed	8	17	25	1	6	7	46	40	86	16	32	48
End of period	793	606	1,399	794	651	1,445	793	606	1,399	794	651	1,445
Generally, sales are impacted by revenue from net new/closed stores, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, alumni events and prospective student campus tours, as schools approach a more traditional campus experience. We continued to experience higher general merchandise sales, especially for graduation products, logo and emblematic products, and cafe and convenience products, as on campus traffic continues to grow compared to the prior year. Sales were also negatively impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
Retail sales decreased by $10.3 million, or 1.7%, to $598.6 million during the 13 weeks ended October 29, 2022 from $608.9 million during the 13 weeks ended October 30, 2021.
•Product sales and other decreased by $2.0 million, or 0.4%, to $557.3 million during the 13 weeks ended October 29, 2022 from $559.3 million during the 13 weeks ended October 30, 2021. During the 13 weeks ended October 29, 2022, total course material product sales decreased by $13.9 million, or 3.2%, to $419.9 million; and service and other revenue decreased by $4.6 million, or 23.9%, to $14.7 million primarily due to lower shipping and handling income resulting from increased in-store order fulfillment; partially offset by an increase in total general merchandise product sales of $16.4 million, or 15.5%, to $122.7 million as students return to on campus activities.
•Course material product sales decreased primarily due to the shift to more digital course materials. Additionally, the First Day programs increased rental textbook activity, increasing deferred revenue for the Fall term into the third quarter. Revenue from both of our First Day models offset this decline with increased total revenue of $47.2 million to $143.2 million, or 49%, during the 13 weeks ended October 29, 2022, as compared to $96.0 million during the 13 weeks ended October 30, 2021. Specifically, First Day Complete total sales increased by $44.3 million to $89.9 million, or 97%, during the 13 weeks ended October 29, 2022, as compared to $45.6 million during the 13 weeks ended October 30, 2021. Approximately 111 campus stores adopted our First Day Complete course materials delivery program for the 2022 Fall Term, representing approximately 545,000 (as reported by National Center for Education Statistics) in total undergraduate student enrollment, a growth rate of 85% over Fall 2021.
•Total course material rental income decreased by $8.3 million, or 16.7%, to $41.3 million during the 13 weeks ended October 29, 2022 from $49.6 million during the 13 weeks ended October 30, 2021 primarily due to the shift to more digital course materials.
Retail sales increased by $15.7 million, or 1.9%, to $835.1 million during the 26 weeks ended October 29, 2022 from $819.4 million during the 26 weeks ended October 30, 2021.
•Product sales and other increased by $26.1 million, or 3.5%, to $782.9 million during the 26 weeks ended October 29, 2022 from $756.7 million during the 26 weeks ended October 30, 2021. During the 26 weeks ended October 29, 2022, total general merchandise product sales increased by $39.8 million, or 23.2%, to $211.5 million as students return to on campus activities; offset by a decrease in total course material product sales of $8.5 million, or 1.5%, to $547.5 million; and a decrease in service and other revenue of $5.2 million, or 18.0%, to $23.9 million, primarily due to lower shipping and handling income resulting from increased in-store order fulfillment.
•Course material product sales decreased primarily due to the shift to more digital course materials. Additionally, the First Day programs increased rental textbook activity, increasing deferred revenue for the Fall term into the third quarter. Revenue from both of our First Day models offset this decline with increased total revenue of $65.2 million to $188.2 million, or 53%, during the 26 weeks ended October 29, 2022, as compared to $123.0 million during the 26 weeks ended October 30, 2021. Specifically, First Day Complete total sales increased by $54.7 million to $106.3 million, or 106%, during the 26 weeks ended October 29, 2022, as compared to $51.6 million during the 26 weeks ended October 30, 2021. Approximately 111 campus stores adopted our First Day Complete course materials delivery program for the 2022 Fall Term, representing approximately 545,000 (as reported by National Center for Education Statistics) in total undergraduate student enrollment, a growth rate of 85% over Fall 2021.

•Total course material rental income decreased by $10.4 million, or 16.6%, to $52.2 million during the 26 weeks ended October 29, 2022 from $62.7 million during the 26 weeks ended October 30, 2021 primarily due to the shift to more digital course materials.
Retail Gross Comparable Store Sales
During the 13 and 26 weeks ended October 29, 2022, logo and emblematic sales are reflected in sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis for the majority of our e-commerce websites during the 26 weeks ended October 30, 2021.
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
During the 13 and 26 weeks ended October 29, 2022, Retail Gross Comparable Store general merchandise sales increased by 4.5% and 14.9%, respectively. During the 13 and 26 weeks ended October 29, 2022, Retail Gross Comparable Store course material sales decreased by 4.6% and 3.2%, respectively. The decrease in course material sales was primarily due to a shift to lower cost options and more affordable solutions, including digital offerings, offset by the growth of First Day inclusive and equitable access programs, digital and eTextbook revenue increases.
Revenue from both of our First Day models offset the course materials declines. Total revenue from our First Day models increased by $47.2 million to $143.2 million, or 49%, during the 13 weeks ended October 29, 2022, as compared to $96.0 million during the 13 weeks ended October 30, 2021. Specifically, First Day Complete total sales increased by $44.3 million to $89.9 million, or 97%, during the 13 weeks ended October 29, 2022, as compared to $45.6 million during the 13 weeks ended October 30, 2021. Total revenue from our First Day models increased by $65.2 million to $188.2 million, or 53%, during the 26 weeks ended October 29, 2022, as compared to $123.0 million during the 26 weeks ended October 30, 2021. Specifically, First Day Complete total sales increased by $54.7 million to $106.3 million, or 106%, during the 26 weeks ended October 29, 2022, as compared to $51.6 million during the 13 weeks ended October 30, 2021.
Retail Gross Comparable Store Sales variances by category for the 13 week periods are as follows:

	13 weeks ended				26 weeks ended
Dollars in millions	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
Textbooks (Course Materials)	$(21.8)	(4.6)%	$(0.5)	(0.1)%	$(19.5)	(3.2)%	$22.9	4.1%
General Merchandise	7.7	4.5%	74.0	76.6%	39.2	14.9%	124.7	89.5%
Total Retail Gross Comparable Store Sales	$(14.1)	(2.2)%	$73.5	13.2%	$19.7	2.3%	$147.6	21.0%
Wholesale
Wholesale sales decreased by $0.6 million, or 2.5% to $21.1 million during the 13 weeks ended October 29, 2022 from $21.7 million during the 13 weeks ended October 30, 2021. Wholesale sales decreased by $8.0 million, or 12.0% to $58.2 million during the 26 weeks ended October 29, 2022 from $66.2 million during the 26 weeks ended October 30, 2021. The decrease is primarily due to lower gross sales impacted by supply constraints resulting from the lack of textbook purchasing opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by lower returns and allowances.

DSS
DSS total sales increased by $0.2 million, or 2.3% to $8.5 million during the 13 weeks ended October 29, 2022 from $8.3 million during the 13 weeks ended October 30, 2021. DSS total sales increased by $1.1 million, or 6.4% to $17.6 million during the 26 weeks ended October 29, 2022 from $16.6 million during the 26 weeks ended October 30, 2021. Sales increased primarily due to an increase in Student Brands subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 76.5% during the 13 weeks ended October 29, 2022 compared to 76.8% during the 13 weeks ended October 30, 2021. Our gross margin decreased by $0.7 million, or 0.5%, to $144.8 million, or 23.5% of sales, during the 13 weeks ended October 29, 2022 from $145.6 million, or 23.2% of sales during the 13 weeks ended October 30, 2021.
Our cost of sales increased as a percentage of sales to 76.4% during the 26 weeks ended October 29, 2022 compared to 76.3% during the 26 weeks ended October 30, 2021. Our gross margin increased by $2.7 million, or 1.3%, to $208.3 million, or 23.6% of sales, during the 26 weeks ended October 29, 2022 from $205.6 million, or 23.7% of sales during the 13 weeks ended October 30, 2021. During the 26 weeks ended October 30, 2021, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment discussed below. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales for the 13 and 26 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	% of Related Sales	October 30, 2021	% of Related Sales	October 29, 2022	% of Related Sales	October 30, 2021	% of Related Sales
Product and other cost of sales	$446,167	80.1%	$451,779	80.8%	$622,416	79.5%	$607,501	80.3%
Rental cost of sales	22,941	55.5%	28,348	57.1%	29,206	55.9%	34,952	55.8%
Total Cost of Sales	$469,108	78.4%	$480,127	78.8%	$651,622	78.0%	$642,453	78.4%
The following table summarizes the Retail gross margin for the 13 and 26 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	% of Related Sales	October 30, 2021	% of Related Sales	October 29, 2022	% of Related Sales	October 30, 2021	% of Related Sales
Product and other gross margin	$111,109	19.9%	$107,525	19.2%	$160,455	20.5%	$149,248	19.7%
Rental gross margin	18,393	44.5%	21,300	42.9%	23,040	44.1%	27,720	44.2%
Gross Margin	$129,502	21.6%	$128,825	21.2%	$183,495	22.0%	$176,968	21.6%
For the 13 weeks ended October 29, 2022, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (70 basis points), driven primarily by a favorable sales mix (75 basis points) due to higher general merchandise sales and higher margin rates (5 basis points) due to lower markdowns, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (10 basis points) resulting from contract renewals and new store contracts.
•Rental gross margin increased (160 basis points), driven primarily by a favorable rental mix (205 basis points), and higher margin rates (85 basis points), partially offset by higher contract costs as a percentage of sales related to our college and university contracts (125 basis points) resulting from contract renewals and new store contracts.
For the 26 weeks ended October 29, 2022, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (80 basis points), driven primarily by a favorable sales mix (155 basis points) due to higher general merchandise sales and higher margin rates (70 basis points) due to lower markdowns, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (150 basis points) resulting from contract renewals and new store contracts.

•Rental gross margin decreased (10 basis points), driven primarily by higher contract costs as a percentage of sales related to our college and university contracts (215 basis points) resulting from contract renewals and new store contracts, partially offset by a favorable rental mix (160 basis points) and higher rental margin rates (45 basis points).
Wholesale
The cost of sales and gross margin for Wholesale were $15.7 million, or 74.2% of sales, and $5.5 million, or 25.8% of sales, respectively, during the 13 weeks ended October 29, 2022. The cost of sales and gross margin for Wholesale was $16.1 million or 74.1% of sales and $5.6 million or 25.9% of sales, respectively, during the 13 weeks ended October 30, 2021. The gross margin rate decreased during the 13 weeks ended October 29, 2022 primarily due to higher markdowns.
The cost of sales and gross margin for Wholesale were $45.8 million, or 78.8% of sales, and $12.4 million, or 21.2% of sales, respectively, during the 26 weeks ended October 29, 2022. The cost of sales and gross margin for Wholesale was $50.1 million or 75.8% of sales and $16.0 million or 24.2% of sales, respectively, during the 26 weeks ended October 30, 2021. The gross margin rate decreased during the 26 weeks ended October 29, 2022 primarily due to higher markdowns.
DSS
The gross margin for the DSS segment was $6.7 million, or 79.1% of sales, during the 13 weeks ended October 29, 2022 and $6.9 million, or 83.4% of sales, during the 13 weeks ended October 30, 2021. The gross margin for the DSS segment was $14.2 million, or 80.3% of sales, during the 26 weeks ended October 29, 2022 and $13.9 million, or 84.0% of sales, during the 26 weeks ended October 30, 2021. The high gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 13 weeks ended October 29, 2022 and October 30, 2021, our sales eliminations were $(11.1) million and $(11.9) million, respectively. During the 26 weeks ended October 29, 2022 and October 30, 2021, our sales eliminations were $(30.0) million and $(34.4) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended October 29, 2022 and October 30, 2021, the cost of sales eliminations were $(14.3) million and $(16.1) million, respectively. During the 26 weeks ended October 29, 2022 and October 30, 2021, the cost of sales eliminations were $(28.3) million and $(33.0) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended October 29, 2022 and October 30, 2021, the gross margin eliminations were $3.2 million and $4.2 million, respectively. During the 26 weeks ended October 29, 2022 and October 30, 2021, the gross margin eliminations were $(1.7) million and $(1.3) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	% of Sales	October 30, 2021	% of Sales	October 29, 2022	% of Sales	October 30, 2021	% of Sales
Total Selling and Administrative Expenses	$107,086	17.4%	$107,902	17.2%	$205,572	23.3%	$194,137	22.4%
During the 13 weeks ended October 29, 2022, selling and administrative expenses decreased by $0.8 million, or 0.8%, to $107.1 million from $107.9 million during the 13 weeks ended October 30, 2021. During the 26 weeks ended October 29, 2022, selling and administrative expenses increased by $11.4 million, or 5.9%, to $205.6 million from $194.1 million during the 26 weeks ended October 30, 2021. The variances by segment are discussed by segment below.
Retail
During the 13 weeks ended October 29, 2022, Retail selling and administrative expenses increased by $0.6 million, or 0.7%, to $90.1 million from $89.5 million during the 13 weeks ended October 30, 2021. This increase was primarily due to a $3.2 million increase in store payroll and operating costs primarily at new/closed stores and a $3.3 million increase in corporate payroll, infrastructure and product development costs, partially offset by a $5.9 million decrease in incentive plan compensation expense, including compensation expense related to phantom share awards.

During the 26 weeks ended October 29, 2022, Retail selling and administrative expenses increased by $11.2 million, or 7.1%, to $169.1 million from $157.9 million during the 26 weeks ended October 30, 2021. This increase was primarily due to a $9.6 million increase in store payroll and operating costs primarily at new/closed stores and a $7.9 million increase in corporate payroll, infrastructure and product development costs, partially offset by a $6.3 million decrease in incentive plan compensation expense, including compensation expense related to phantom share awards.
The payroll increase is primarily related to increased staffing at stores that had temporarily or partially closed due to limited on campus activities related to the COVID-19 pandemic in the prior year. The increase is also due to greater on campus activity and related sales during the 26 weeks ended October 29, 2022 and costs to support the growth in First Day programs.
Wholesale
Wholesale selling and administrative expenses decreased by $0.5 million, or 11.8%, to $3.9 million from $4.4 million during the 13 weeks ended October 30, 2021. Wholesale selling and administrative expenses decreased by $0.4 million, or 4.5%, to $8.0 million from $8.4 million during the 26 weeks ended October 30, 2021. For the 13 and 26 week periods, the decreases were primarily driven by lower compensation expense, including incentive plan compensation expense of $0.2 million and $0.3 million, respectively, partially offset by higher operating costs.
DSS
During the 13 weeks ended October 29, 2022, DSS selling and administrative expenses increased by $0.8 million, or 11.3%, to $8.1 million from $7.3 million during the 13 weeks ended October 30, 2021. The increase in costs was primarily driven by an increase of $1.1 million in operating costs invested in the business associated with product development, sales and infrastructure costs aimed at increasing revenue, and an increase of $1.0 million in compensation expense, partially offset by lower incentive plan compensation expense of $1.3 million.
During the 26 weeks ended October 29, 2022, DSS selling and administrative expenses increased by $2.5 million, or 18.4%, to $16.3 million from $13.8 million during the 26 weeks ended October 30, 2021. The increase in costs was primarily driven by an increase of $2.3 million in compensation expense and an increase of $1.4 million in operating costs invested in the business associated with product development, sales and infrastructure costs aimed at increasing revenue, partially offset by lower incentive plan compensation expense of $1.2 million.
DSS has begun to adjust its cost structure, particularly within its Bartleby organization, to focus on enhanced profitability and sustainable growth.
Corporate Services
During the 13 weeks ended October 29, 2022, Corporate Services' selling and administrative expenses decreased by $1.7 million, or 25.5%, to $5.1 million from $6.8 million during the 13 weeks ended October 30, 2021. During the 26 weeks ended October 29, 2022, Corporate Services' selling and administrative expenses decreased by $2.0 million, or 13.8%, to $12.3 million from $14.3 million during the 26 weeks ended October 30, 2021. The decrease in costs was primarily due to lower incentive plan compensation costs, including incentive plan compensation expense related to phantom share awards.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	% of Sales	October 30, 2021	% of Sales	October 29, 2022	% of Sales	October 30, 2021	% of Sales
Total Depreciation and Amortization Expense	$10,759	1.7%	$11,952	1.9%	$23,292	2.6%	$24,576	2.8%
Depreciation and amortization expense decreased by $1.2 million, or 10.0%, to $10.8 million during the 13 weeks ended October 29, 2022 from $12.0 million during the 13 weeks ended October 30, 2021. Depreciation and amortization expense decreased by $1.3 million, or 5.2%, to $23.3 million during the 26 weeks ended October 29, 2022 from $24.6 million during the 26 weeks ended October 30, 2021. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2022.
Restructuring and other charges
During the 13 and 26 weeks ended October 29, 2022, we recognized restructuring and other charges totaling $0.3 million and $0.6 million, respectively, comprised primarily of professional service costs for restructuring and process improvements.
During the 13 and 26 weeks ended October 30, 2021, we recognized restructuring and other charges totaling $1.1 million and $3.0 million, respectively, comprised primarily of $0.4 million and $1.3 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $0.7 million and $1.7 million, respectively, for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the FLC Partnership, shareholder activist activities, and liabilities for a facility closure.

Operating Income (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	% of Sales	October 30, 2021	% of Sales	October 29, 2022	% of Sales	October 30, 2021	% of Sales
Total Operating Income (Loss)	$26,730	4.4%	$24,589	3.9%	$(21,176)	(2.4)%	$(16,146)	(1.8)%
Our operating income was $26.7 million during the 13 weeks ended October 29, 2022, compared to operating income of $24.6 million during the 13 weeks ended October 30, 2021. The increase in operating income is due to the matters discussed above. For the 13 weeks ended October 29, 2022, excluding the $0.3 million of restructuring and other charges, discussed above, operating income was $27.0 million (or 4.4% of sales). For the 13 weeks ended October 30, 2021, excluding the $1.1 million of restructuring and other charges, discussed above, operating income was $25.7 million (or 4.1% of sales).
Our operating loss was $(21.2) million during the 26 weeks ended October 29, 2022, compared to operating loss of $(16.1) million during the 26 weeks ended October 30, 2021. The increase in operating loss is due to the matters discussed above. For the 26 weeks ended October 29, 2022, excluding the $0.6 million of restructuring and other charges, discussed above, operating loss was $(20.5) million (or (2.3)% of sales). For the 26 weeks ended October 30, 2021, excluding the $0.4 million of merchandise inventory loss and the $3.0 million of restructuring and other charges, discussed above, operating loss was $(12.7) million (or (1.5)% of sales).
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest Expense, Net	$4,886	$2,264	$8,754	$4,758
Net interest expense increased by $2.6 million to $4.9 million during the 13 weeks ended October 29, 2022 from $2.3 million during the 13 weeks ended October 30, 2021. Net interest expense increased by $4.0 million to $8.8 million during the 26 weeks ended October 29, 2022 from $4.8 million during the 26 weeks ended October 30, 2021. The increase was primarily due to higher borrowings and higher interest rates compared to the prior year.
Income Tax (Benefit) Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2022	Effective Rate	October 30, 2021	Effective Rate	October 29, 2022	Effective Rate	October 30, 2021	Effective Rate
Income Tax Expense (Benefit)	$(300)	(1.4)%	$(203)	(0.9)%	$633	(2.1)%	$196	(0.9)%
We recorded an income tax benefit of $(0.3) million on pre-tax income of $21.8 million during the 13 weeks ended October 29, 2022, which represented an effective income tax rate of (1.4)% and we recorded an income tax benefit of $(0.2) million on a pre-tax income of $22.3 million during the 13 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)%.
We recorded an income tax expense of $0.6 million on pre-tax loss of $(29.9) million during the 26 weeks ended October 29, 2022, which represented an effective income tax rate of (2.1)% and we recorded an income tax expense of $0.2 million on a pre-tax loss of $(20.9) million during the 26 weeks ended October 30, 2021, which represented an effective income tax rate of (0.9)%.
The effective tax rate for the 13 and 26 weeks ended October 29, 2022 is lower as compared to the prior year comparable period due to foreign taxes and lower projected annual taxable loss in the current year.
Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$22,144	$22,528	$(30,563)	$(21,100)
As a result of the factors discussed above, net income was $22.1 million during the 13 weeks ended October 29, 2022, compared with net income of $22.5 million during the 13 weeks ended October 30, 2021. As a result of the factors discussed above, net loss was $(30.6) million during the 26 weeks ended October 29, 2022, compared with net loss of $(21.1) million during the 26 weeks ended October 30, 2021.
Adjusted Earnings (non-GAAP) is $24.0 million during the 13 weeks ended October 29, 2022, compared with $25.0 million during the 13 weeks ended October 30, 2021. Adjusted Earnings (non-GAAP) is $(26.7) million during the 26 weeks ended October 29, 2022, compared with $(15.1) million during the 26 weeks ended October 30, 2021. See Adjusted Earnings (non-GAAP) discussion below.
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

Consolidated Adjusted Earnings (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$22,144	$22,528	$(30,563)	$(21,100)
Reconciling items, after-tax (below)	1,878	2,427	3,830	6,041
Adjusted Earnings (non-GAAP)	$24,022	$24,955	$(26,733)	$(15,059)

Reconciling items, pre-tax
Merchandise inventory loss (a)	$—	$—	—	434
Content amortization (non-cash)	1,618	1,311	3,195	2,586
Restructuring and other charges (a)	260	1,116	635	3,021
Reconciling items, pre-tax	1,878	2,427	3,830	6,041
Less: Pro forma income tax impact (a)(b)	—	—	—	—
Reconciling items, after-tax	$1,878	$2,427	$3,830	$6,041
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    Represents the income tax effects of the non-GAAP items.
Consolidated Adjusted EBITDA (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$22,144	$22,528	$(30,563)	$(21,100)
Add:
Depreciation and amortization expense	10,759	11,952	23,292	24,576
Interest expense, net	4,886	2,264	8,754	4,758
Income tax (benefit) expense	(300)	(203)	633	196
Merchandise inventory loss (a)	—	—	—	434
Content amortization (non-cash)	1,618	1,311	3,195	2,586
Restructuring and other charges (a)	260	1,116	635	3,021
Adjusted EBITDA (non-GAAP)	$39,367	$38,968	$5,946	$14,471
(a)     See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 and 26 weeks ended October 29, 2022 and October 30, 2021.

Adjusted EBITDA - by Segment	13 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net income (loss)	$30,547	$218	$(1,941)	$(9,938)	$3,258	$22,144
Add:
Depreciation and amortization expense	8,869	1,370	503	17	—	10,759
Interest expense, net	—	—	—	4,886	—	4,886
Income tax benefit	—	—	—	(300)	—	(300)
Content amortization (non-cash)	—	—	1,618	—	—	1,618
Restructuring and other charges (b)	—	—	—	260	—	260
Adjusted EBITDA (non-GAAP)	$39,416	$1,588	$180	$(5,075)	$3,258	$39,367

Adjusted EBITDA - by Segment	13 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net income (loss)	$29,595	$(131)	$(2,301)	$(8,928)	$4,293	$22,528
Add:
Depreciation and amortization expense	8,669	1,364	1,902	17	—	11,952
Interest expense, net	—	—	—	2,264	—	2,264
Income tax benefit	—	—	—	(203)	—	(203)
Content amortization (non-cash)	105	—	1,206	—	—	1,311
Restructuring and other charges (b)	1,075	—	—	41	—	1,116
Adjusted EBITDA (non-GAAP)	$39,444	$1,233	$807	$(6,809)	$4,293	$38,968

Adjusted EBITDA - by Segment	26 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(3,993)	$1,637	$(4,240)	$(22,346)	$(1,621)	$(30,563)
Add:
Depreciation and amortization expense	18,398	2,719	2,140	35	—	23,292
Interest expense, net	—	—	—	8,754	—	8,754
Income tax expense	—	—	—	633	—	633
Content amortization (non-cash)	26	—	3,169	—	—	3,195
Restructuring and other charges (b)	—	—	—	635	—	635
Adjusted EBITDA (non-GAAP)	$14,431	$4,356	$1,069	$(12,289)	$(1,621)	$5,946

Adjusted EBITDA - by Segment	26 weeks ended October 30, 2021
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(1,042)	$4,983	$(3,617)	$(20,180)	$(1,244)	$(21,100)
Add:
Depreciation and amortization expense	18,076	2,664	3,801	35	—	24,576
Interest expense, net	—	—	—	4,758	—	4,758
Income tax expense	—	—	—	196	—	196
Merchandise inventory loss (b)	434	—	—	—	—	434
Content amortization (non-cash)	271	—	2,315	—	—	2,586
Restructuring and other charges (b)	2,083	—	—	938	—	3,021
Adjusted EBITDA (non-GAAP)	$19,822	$7,647	$2,499	$(14,253)	$(1,244)	$14,471

(a) Interest expense is reflected in Corporate Services as it is primarily related to our Credit Agreement and Term Loan Agreement which fund our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.

Free Cash Flow (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net cash flows provided by operating activities	$38,374	$41,580	$9,376	$24,276
Less:
Capital expenditures (a)	10,847	9,894	20,573	21,264
Cash interest	4,368	1,980	7,301	3,662
Cash taxes	(15,705)	(8,032)	(15,583)	(7,778)
Free Cash Flow (non-GAAP)	$38,864	$37,738	$(2,915)	$7,128
(a) Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
The following table provides the components of total purchases of property and equipment:

Capital Expenditures	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Physical store capital expenditures	$6,052	$3,587	$10,548	$7,480
Product and system development	2,947	3,856	5,612	7,480
Content development costs	1,294	1,865	3,313	4,712
Other	554	586	1,100	1,592
Total Capital Expenditures	$10,847	$9,894	$20,573	$21,264
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of October 29, 2022, we had $222.0 million and $30.0 million outstanding borrowings under the Credit Agreement and Term Loan Agreement, respectively. See Financing Arrangements discussion below.
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

Sources and Uses of Cash Flow

	26 weeks ended
Dollars in thousands	October 29, 2022	October 30, 2021
Cash, cash equivalents, and restricted cash at beginning of period	$21,934	$16,814
Net cash flows provided by operating activities	9,376	24,276
Net cash flows used in investing activities	(20,318)	(20,938)
Net cash flows provided by financing activities	23,727	3,378
Cash, cash equivalents, and restricted cash at end of period	$34,719	$23,530
As of October 29, 2022 and October 30, 2021, we had restricted cash of $15.6 million and $12.5 million, respectively, comprised of $14.7 million and $11.6 million, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to FLC for logo merchandise sales as per the FLC Partnership's merchandising agreement and $0.9 million for both periods in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. When a school adopts our First Day inclusive and equitable access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to First Day inclusive and equitable access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows provided by operating activities during the 26 weeks ended October 29, 2022 were $9.4 million compared to $24.3 million during the 26 weeks ended October 30, 2021. This decrease in cash flows provided by operating activities of $14.9 million was primarily due to changes in working capital, including higher inventory purchases, partially offset by lower receivables and lower earnings in the current year period compared to the prior year period.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 26 weeks ended October 29, 2022 were $(20.3) million compared to $(20.9) million during the 26 weeks ended October 30, 2021. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $20.6 million and $21.3 million during the 26 weeks ended October 29, 2022 and October 30, 2021, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 26 weeks ended October 29, 2022 were $23.7 million compared to $3.4 million during the 26 weeks ended October 30, 2021. This net change of $20.3 million is primarily due to higher net borrowings.
Financing Arrangements
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”) effective from the March 1, 2019 amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement includes an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million incremental facility maintaining the maximum availability under the Credit Agreement at $500 million. As of October 29, 2022, we were in compliance with all debt covenants under the Credit Agreement.
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
During the 26 weeks ended October 29, 2022, we borrowed $318.2 million and repaid $321.9 million under the Credit Agreement, with $222.0 million of outstanding borrowings as of October 29, 2022, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 30, 2021, we borrowed $259.7 million and repaid $254.0 million under the Credit Agreement, with $183.3 million of outstanding borrowings as of October 30, 2021, comprised entirely of borrowings under the Credit Facility. As of both October 29, 2022 and October 30, 2021, we have issued $4.8 million in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30.0 million (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 26 weeks ended October 29, 2022, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of October 29, 2022.
We incurred debt issuance costs totaling $2.0 million related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly, and mature on June 7, 2024. We have the right, through December 31, 2022, to pay all or a portion of the interest on the Term Loans in kind. To date, all interest on the term loan has been paid in cash. The Term Loans do not amortize prior to maturity. Solely to the extent that any Term Loans remain outstanding on June 7, 2023, we must pay a fee of 1.5% of the outstanding principal amount of the Term Loans on such date.
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

We have filed our federal income tax returns for the tax year ended January 2021, which included claims for $33.6 million in refunds for cash taxes paid in prior years. We received refunds of $7.8 million in Fiscal 2022 and $15.8 million on August 29, 2022 (Fiscal 2023). We expect to receive additional refunds of approximately $10.0 million.
Share Repurchases
During the 26 weeks ended October 29, 2022, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 29, 2022, approximately $26.7 million remains available under the stock repurchase program.
During the 26 weeks ended October 29, 2022, we repurchased 344,587 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Off-Balance Sheet Arrangements
As of October 29, 2022, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
•the performance of our online, digital and other initiatives, integration of and deployment of, additional products and services including new digital channels, and enhancements to higher education digital products;
•the inability to achieve the expected cost savings during the anticipated time frame, and the inability to implement our cost saving initiatives in a timely and efficient manner;
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
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 29, 2022 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of October 29, 2022 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2022 - August 27, 2022	—	$—	—	$26,669,324
August 28, 2022 - October 1, 2022	—	$—	—	$26,669,324
October 1, 2022 - October 29, 2022	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
During the 26 weeks ended October 29, 2022, we did not repurchase any shares of our Common Stock under the stock repurchase program.
During the 26 weeks ended October 29, 2022, we repurchased 344,587 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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
December 6, 2022