Form 10-Q
period 2023-01-28
Barnes & Noble Education, Inc.
filed 2023-03-09
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 24, 2023, 52,604,274 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 28, 2023

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Sales:
Product sales and other	$402,755	$377,713	$1,231,465	$1,182,812
Rental income	44,309	25,085	96,555	87,757
Total sales	447,064	402,798	1,328,020	1,270,569
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	319,644	297,693	963,071	924,924
Rental cost of sales	23,210	18,144	52,416	53,096
Total cost of sales	342,854	315,837	1,015,487	978,020
Gross profit	104,210	86,961	312,533	292,549
Selling and administrative expenses	99,473	101,460	305,045	295,597
Depreciation and amortization expense	10,618	12,179	33,910	36,755
Impairment loss (non-cash)	6,008	6,411	6,008	6,411
Restructuring and other charges	5,975	46	6,610	3,067
Operating loss	(17,864)	(33,135)	(39,040)	(49,281)
Interest expense, net	6,918	3,051	15,672	7,809
Loss before income taxes	(24,782)	(36,186)	(54,712)	(57,090)
Income tax expense	267	615	900	811
Net loss	$(25,049)	$(36,801)	$(55,612)	$(57,901)

Loss per share of common stock:
Basic	$(0.48)	$(0.71)	$(1.06)	$(1.12)
Diluted	$(0.48)	$(0.71)	$(1.06)	$(1.12)
Weighted average shares of common stock outstanding:
Basic	52,602	52,003	52,404	51,714
Diluted	52,602	52,003	52,404	51,714
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 28, 2023	January 29, 2022	April 30, 2022
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,137	$9,967	$10,388
Receivables, net	277,513	250,187	137,039
Merchandise inventories, net	408,924	403,646	293,854
Textbook rental inventories	35,468	40,976	29,612
Prepaid expenses and other current assets	57,036	60,615	61,709
Total current assets	790,078	765,391	532,602
Property and equipment, net	92,225	93,752	94,072
Operating lease right-of-use assets	259,470	229,259	286,584
Intangible assets, net	114,947	133,975	129,624
Goodwill	4,700	4,700	4,700
Deferred tax assets, net	—	15,613	—
Other noncurrent assets	19,686	24,040	23,971
Total assets	$1,281,106	$1,266,730	$1,071,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$355,348	$359,743	$182,790
Accrued liabilities	138,179	150,754	95,387
Current operating lease liabilities	116,051	100,773	97,143
Short-term borrowings	—	—	40,000
Total current liabilities	609,578	611,270	415,320
Long-term deferred taxes, net	1,601	—	1,430
Long-term operating lease liabilities	188,466	168,924	219,594
Other long-term liabilities	19,375	48,676	21,135
Long-term borrowings	285,600	200,400	185,700
Total liabilities	1,104,620	1,029,270	843,179
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 55,140, 54,234 and 54,234 shares, respectively; outstanding, 52,604, 52,046 and 52,046 shares, respectively	551	542	542
Additional paid-in capital	745,417	738,968	740,838
Accumulated deficit	(547,106)	(480,538)	(491,494)
Treasury stock, at cost	(22,376)	(21,512)	(21,512)
Total stockholders' equity	176,486	237,460	228,374
Total liabilities and stockholders' equity	$1,281,106	$1,266,730	$1,071,553
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 28, 2023	January 29, 2022
Cash flows from operating activities:
Net loss	$(55,612)	$(57,901)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	33,910	36,755
Content amortization expense	4,882	3,984
Amortization of deferred financing costs	2,058	1,087
Impairment loss (non-cash)	6,008	6,411
Merchandise inventory loss	—	434
Deferred taxes	171	330
Stock-based compensation expense	4,588	4,463
Changes in other long-term assets and liabilities, net	362	260
Changes in operating lease right-of-use assets and liabilities	13,196	1,808
Changes in other operating assets and liabilities, net	(32,145)	10,270
Net cash flows (used in) provided by operating activities	(22,582)	7,901
Cash flows from investing activities:
Purchases of property and equipment	(26,899)	(33,393)
Net change in other noncurrent assets	572	734
Net cash flows used in investing activities	(26,327)	(32,659)
Cash flows from financing activities:
Proceeds from borrowings	512,000	463,220
Repayments of borrowings	(452,100)	(440,420)
Payment of deferred financing costs	(2,614)	—
Purchase of treasury shares	(864)	(2,370)
Proceeds from the exercise of stock options, net	—	256
Net cash flows provided by financing activities	56,422	20,686
Net increase (decrease) in cash, cash equivalents and restricted cash	7,513	(4,072)
Cash, cash equivalents and restricted cash at beginning of period	21,934	16,814
Cash, cash equivalents and restricted cash at end of period	$29,447	$12,742
Changes in other operating assets and liabilities, net:
Receivables, net	$(140,474)	$(129,115)
Merchandise inventories	(115,070)	(122,968)
Textbook rental inventories	(5,856)	(12,284)
Prepaid expenses and other current assets	14,034	(4,697)
Accounts payable and accrued liabilities	215,221	279,334
Changes in other operating assets and liabilities, net	$(32,145)	$10,270
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 1, 2021	53,327	$533	$734,257	$(422,637)	1,948	$(19,142)	$293,011
Stock-based compensation expense			1,122				1,122
Vested equity awards	338	3	(3)				—
Shares repurchased for tax withholdings for vested stock awards					130	(1,215)	(1,215)
Net loss				(43,628)			(43,628)
Balance July 31, 2021	53,665	$536	$735,376	$(466,265)	2,078	$(20,357)	$249,290
Stock-based compensation expense			1,478				1,478
Vested equity awards	487	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					108	(1,144)	(1,144)
Issuance of common stock upon exercise of stock options	10	—	37				37
Net income				22,528			22,528
Balance October 30, 2021	54,162	$541	$736,886	$(443,737)	2,186	$(21,501)	$272,189
Stock-based compensation expense			1,863				1,863
Vested equity awards	4	—	—				—
Shares repurchased for tax withholdings for vested stock awards					2	(11)	(11)
Issuance of common stock upon exercise of stock options	68	1	219				220
Net loss				(36,801)			(36,801)
Balance January 29, 2022	54,234	$542	$738,968	$(480,538)	2,188	$(21,512)	$237,460

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			1,791				1,791
Vested equity awards	540	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					238	(612)	(612)
Net loss				(52,707)			(52,707)
Balance July 30, 2022	54,774	$547	$742,624	$(544,201)	2,426	$(22,124)	$176,846
Stock-based compensation expense			1,719				1,719
Vested equity awards	357	4	(4)				—
Shares repurchased for tax withholdings for vested stock awards					107	(245)	(245)
Net income				22,144			22,144
Balance October 29, 2022	55,131	$551	$744,339	$(522,057)	2,533	$(22,369)	$200,464
Stock-based compensation expense			1,078				1,078
Vested equity awards	9	—	—				—
Shares repurchased for tax withholdings for vested stock awards					3	(7)	(7)
Net loss				(25,049)			(25,049)
Balance January 28, 2023	55,140	$551	$745,417	$(547,106)	2,536	$(22,376)	$176,486
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which includes consolidated financial statements for the Company as of April 30, 2022 and May 1, 2021 and for each of the three fiscal years ended April 30, 2022, May 1, 2021 and May 2, 2020 (Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively) and the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarter ended July 30, 2022, and for the quarter ended October 29, 2022.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,388 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We expect gross general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
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
As of January 28, 2023, 116 campus stores adopted our First Day Complete course materials delivery program for the 2023 Spring Term, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment for the 2022 Spring Term. During the 13 weeks ended January 28, 2023, First Day Complete sales increased by $28,912 to $66,901, or 76%, as compared to $37,989 in the prior year period. During the 39 weeks ended January 28, 2023, First Day Complete sales increased by $83,752 to $173,380, or 94%, as compared to $89,628 in the prior year period.
Partnership with Fanatics and Lids
In December 2020, we entered into the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital.
COVID-19 Business Impact
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. Our third quarter 2022 results were negatively impacted by a Covid variant experienced on campuses across the country during the 2022 Spring Term which did not recur during the 2023 Spring Term. While the impact of the COVID-19 pandemic is lessening, we cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 28, 2023 are not indicative of the results expected for the 52 weeks ending April 29, 2023 (Fiscal 2023).
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash
As of January 28, 2023 and January 29, 2022, we had restricted cash of $18,309 and $2,775, respectively, comprised of $17,397 and $1,878, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Partnership's merchandising agreement, and $912 and $897, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
As contemplated by the F/L Partnership merchandising agreement, we sold our logo general merchandise inventory to Lids and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold in the condensed consolidated statement of operations during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the first quarter of Fiscal 2022, at which time, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold in the Fiscal 2022 condensed consolidated statement of operations for the Retail Segment.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
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
For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis. Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

basis in our condensed consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
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
Evaluation of Goodwill and Other Long-Lived Assets
As of January 28, 2023, we had $4,700 of goodwill on our condensed consolidated balance sheet related to our DSS reporting unit. In accordance with ASC 350-10, Intangibles - Goodwill and Other, we complete our annual goodwill impairment test as of the first day of the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value.
We completed our annual goodwill impairment test as of the first day of the third quarter of Fiscal 2023. In performing the valuation, we used cash flows that reflected management's forecasts and discount rates that included risk adjustments consistent with the current market conditions. The fair value of the DSS reporting unit was determined to exceed the carrying value of the reporting unit; therefore, no goodwill impairment was recognized.
We review our long-lived assets for impairment whenever events or changes in circumstances, including but not limited to contractual changes, renewals or amendments are made to agreements with our college, university, or K-12 schools, indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of January 28, 2023, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $92,225, $259,470, $114,947, and $19,686, respectively, on our condensed consolidated balance sheet.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. Although most academic institutions have since reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. Enrollment trends have been negatively impacted overall by COVID-19 concerns at physical campuses. While many athletic conferences resumed their sport activities, other events, such as parent and alumni weekends and prospective student campus tour activities, some may still be curtailed or offer a virtual option. These combined events continue to impact the Company’s course materials and general merchandise business.
During the 13 weeks ended January 28, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 (both pre-tax and after-tax), comprised of $708, $1,697, $3,599 and $4 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		39 weeks ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Retail
Course Materials Product Sales	$286,714	$262,895	$834,190	$818,849
General Merchandise Product Sales (a)	81,813	76,777	293,285	248,400
Service and Other Revenue (b)	8,423	9,983	32,346	39,155
Retail Product and Other Sales sub-total	376,950	349,655	1,159,821	1,106,404
Course Materials Rental Income	44,309	25,085	96,555	87,757
Retail Total Sales	$421,259	$374,740	$1,256,376	$1,194,161
Wholesale Sales	$38,958	$37,039	$97,161	$103,192
DSS Sales (c)	$9,010	$9,430	$26,659	$26,012
Eliminations (d)	$(22,163)	$(18,411)	$(52,176)	$(52,796)
Total Sales	$447,064	$402,798	$1,328,020	$1,270,569

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

(a)Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
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
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the e-commerce and merchandising contracts for Fanatics and Lids, respectively.
The following table presents changes in deferred revenue associated with our contract liabilities:

	39 weeks ended
	January 28, 2023	January 29, 2022
Deferred revenue at the beginning of period	$19,722	$18,139
Additions to deferred revenue during the period	177,150	141,071
Reductions to deferred revenue for revenue recognized during the period	(139,704)	(103,619)
Deferred revenue balance at the end of period:	$57,168	$55,591
Balance Sheet classification:
Accrued liabilities	$52,891	$51,125
Other long-term liabilities	4,277	4,466
Deferred revenue balance at the end of period:	$57,168	$55,591
As of January 28, 2023, we expect to recognize $52,891 of the deferred revenue balance within the next 12 months.
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
Retail
The Retail Segment operates 1,388 college, university, and K-12 school bookstores, comprised of 785 physical bookstores and 603 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

including emblematic apparel and gifts. The Retail Segment also offers inclusive and equitable access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,000 physical bookstores (including our Retail Segment's 785 physical bookstores) and sources and distributes new and used textbooks to our 603 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 340 college bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Sales
Retail	$421,259	$374,740	$1,256,376	$1,194,161
Wholesale	38,958	37,039	97,161	103,192
DSS	9,010	9,430	26,659	26,012
Elimination	(22,163)	(18,411)	(52,176)	(52,796)
Total Sales	$447,064	$402,798	$1,328,020	$1,270,569

Gross Profit
Retail (a)	$88,926	$69,161	$272,421	$246,129
Wholesale	6,668	8,104	19,022	24,129
DSS	7,199	7,932	21,376	21,868
Elimination	1,417	1,764	(286)	423
Total Gross Profit	$104,210	$86,961	$312,533	$292,549

Selling and Administrative Expenses
Retail	$82,753	$84,626	$251,843	$242,477
Wholesale	3,563	3,941	11,561	12,319
DSS	7,632	7,775	23,909	21,527
Corporate Services	5,572	5,154	17,861	19,407
Elimination	(47)	(36)	(129)	(133)
Total Selling and Administrative Expenses	$99,473	$101,460	$305,045	$295,597

Depreciation and Amortization
Retail	$8,749	$8,939	$27,147	$27,015
Wholesale	1,357	1,396	4,076	4,060
DSS	506	1,826	2,646	5,627
Corporate Services	6	18	41	53
Total Depreciation and Amortization	$10,618	$12,179	$33,910	$36,755

Impairment loss (non-cash) - Retail (b)	$6,008	$6,411	$6,008	$6,411

Restructuring and Other Charges (b)
Retail	$1,452	$30	$1,452	$2,113
Wholesale	931	—	931	—
DSS	1,848	—	1,848	—
Corporate Services	1,744	16	2,379	954
Total Restructuring and Other Charges	$5,975	$46	$6,610	$3,067

Operating Loss
Retail	$(10,036)	$(30,845)	$(14,029)	$(31,887)
Wholesale	817	2,767	2,454	7,750
DSS	(2,787)	(1,669)	(7,027)	(5,286)
Corporate Services	(7,322)	(5,188)	(20,281)	(20,414)
Elimination	1,464	1,800	(157)	556
Total Operating Loss	$(17,864)	$(33,135)	$(39,040)	$(49,281)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended		39 weeks ended
Reconciliation of segment Operating Loss to Loss Before Income Taxes:	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Total Operating Loss	$(17,864)	$(33,135)	$(39,040)	$(49,281)
Interest Expense, net	6,918	3,051	15,672	7,809
Loss Before Income Taxes	$(24,782)	$(36,186)	$(54,712)	$(57,090)

(a)    For the 39 weeks ended January 29, 2022, gross margin includes a merchandise inventory loss of $434 in the Retail Segment. See Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
(b)    For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022, operating loss includes an impairment loss (non-cash) and restructuring and other charges. For additional information, see Note 9. Supplementary Information.

Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
During the 39 weeks ended January 28, 2023, we did not repurchase shares of our Common Stock under the stock repurchase program and as of January 28, 2023, approximately $26,669 remains available under the stock repurchase program.
During the 39 weeks ended January 28, 2023, we repurchased 347,808 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended January 28, 2023 and January 29, 2022, average shares of 4,677,926 and 4,233,063 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 39 weeks ended January 28, 2023 and January 29, 2022, average shares of 4,824,844 and 3,295,417 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.
The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		39 weeks ended
(shares in thousands)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Numerator for basic and diluted earnings per share:
Net loss available to common shareholders	$(25,049)	$(36,801)	$(55,612)	$(57,901)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	52,602	52,003	52,404	51,714

Loss per share of Common Stock:
Basic	$(0.48)	$(0.71)	$(1.06)	$(1.12)
Diluted	$(0.48)	$(0.71)	$(1.06)	$(1.12)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
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
During the 13 weeks ended January 28, 2023 and January 29, 2022, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment and based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 and $6,411 (both pre-tax and after-tax), respectively, on the condensed consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 2. Summary of Significant Accounting Policies.
The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	13 and 39 weeks ended January 28, 2023			13 and 39 weeks ended January 29, 2022
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Property and equipment, net	$708	$—	$708	$742	$3	$739
Operating lease right-of-use assets	3,002	1,305	1,697	3,299	1,506	1,793
Intangible assets, net	3,599	—	3,599	3,745	77	3,668
Other noncurrent assets	4	—	4	211	—	211
Total	$7,313	$1,305	$6,008	$7,997	$1,586	$6,411
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of January 28, 2023, we recorded a liability of $1,261 (Level 2 input) which is reflected in accrued liabilities ($1,205) and other long-term liabilities ($56) on the condensed consolidated balance sheet. As of January 29, 2022, we recorded a liability of $3,666 (Level 2 input) which is reflected in accrued liabilities ($2,397) and other long-term liabilities ($1,269) on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Debt
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 maintaining the maximum availability under the Credit Agreement at $500,000. From and after July 31, 2022, commitments under the FILO Facility were reduced to $0. As of January 28, 2023, we were in compliance with all debt covenants under the Credit Agreement.
On March 8, 2023, subsequent to quarter end, we amended our existing Credit Agreement to, among other things, extend the maturity date thereunder by six months to August 29, 2024. The amendment also reduces the commitments under the Credit Agreement by $20,000 to $380,000. For additional information, see Note 14. Subsequent Event.
For additional information including interest terms and covenant requirements related to the Credit Facility, refer to Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
During the 39 weeks ended January 28, 2023, we borrowed $512,000 and repaid $452,100 under the Credit Agreement, with $255,600 of outstanding borrowings as of January 28, 2023, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 29, 2022, we borrowed $463,220 and repaid $440,420 under the Credit Agreement, with $200,400 of outstanding borrowings as of January 29, 2022, comprised entirely of borrowings under the Credit Facility. As of both January 28, 2023 and January 29, 2022, we have issued $4,759 in letters of credit under the Credit Facility.
Term Loan
On June 7, 2022, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with TopLids LendCo, LLC and Vital Fundco, LLC and we entered into an amendment to our existing Credit Agreement, which permitted us to incur the Term Loan Facility (as defined below). For additional information, see the Company’s Report on Form 8-K dated June 7, 2022 and filed with the SEC on June 10, 2022.
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 39 weeks ended January 28, 2023, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement, with $30,000 of outstanding borrowings as of January 28, 2023.
On March 8, 2023, subsequent to quarter end, we amended the Term Loan Credit Agreement to, among other things, extend the maturity date thereunder by six months to December 7, 2024. For additional information, see Note 14. Subsequent Event.
We incurred debt issuance costs totaling $2,614 related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
The following table summarizes lease expense:

	13 weeks ended		39 weeks ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Variable lease expense	$17,242	$18,306	$57,707	$60,746
Operating lease expense	38,593	33,838	114,453	99,201
Net lease expense	$55,835	$52,144	$172,160	$159,947
The increase in lease expense during the 39 weeks ended January 28, 2023 is primarily due to higher sales for contracts based on a percentage of revenue during the 39 weeks ended January 28, 2023, the impact of the timing due to contract renewals, and the increase in minimum contractual guarantees which were temporarily eliminated in the prior year due to limited on campus store traffic resulting from the COVID pandemic.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of January 28, 2023:

As of
January 28, 2023
Remainder of Fiscal 2023	$78,142
Fiscal 2024	60,526
Fiscal 2025	52,264
Fiscal 2026	38,777
Fiscal 2027	30,469
Thereafter	83,443
Total lease payments	343,621
Less: imputed interest	(39,104)
Operating lease liabilities at period end	$304,517
Future lease payment obligations related to leases that were entered into, but did not commence as of January 28, 2023, were not material. The following summarizes additional information related to our operating leases:

	As of
	January 28, 2023	January 29, 2022
Weighted average remaining lease term (in years)	5.2 years	5.2 years
Weighted average discount rate	4.5%	4.6%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$100,130	$95,042
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$91,365	$86,900
Note 9. Supplementary Information
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 28, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 (both pre-tax and after-tax), comprised of $708, $1,697, $3,599 and $4 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statement of operations.
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
For additional information, see Note 2. Summary of Significant Accounting Policies and Note 6. Fair Value Measurements.
Restructuring and other charges
During the 13 and 39 weeks ended January 28, 2023, we recognized restructuring and other charges totaling $5,975 and $6,610, respectively, comprised primarily of $4,696 in each period for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($781 is included in accrued liabilities in the condensed consolidated balance sheet as of January 28, 2023), and $1,279 and $1,914, respectively, for costs primarily associated with professional service costs for restructuring and process improvements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 and 39 weeks ended January 29, 2022, we recognized restructuring and other charges totaling $46 and $3,067, respectively, comprised primarily of $0 and $1,250, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($202 is included in accrued liabilities in the condensed consolidated balance sheet as of January 29, 2022), $46 and $1,817, respectively, for costs primarily associated with professional service costs for restructuring, process improvements, development and integration associated with the F/L Partnership.
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
During the 39 weeks ended January 28, 2023, we granted the following awards:
•82,628 restricted stock units ("RSU") awards and 11,804 restricted stock ("RS") awards with a one year vesting period to the Board of Directors ("BOD") members for annual compensation.
•908,247 restricted stock units ("RSU") awards to employees with a three year vesting period.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Stock-based awards
Restricted stock expense	$7	$94	$165	$301
Restricted stock units expense	679	1,106	2,692	2,767
Performance share units expense	—	28	10	91
Stock option expense	392	635	1,721	1,304
Sub-total stock-based awards:	$1,078	$1,863	$4,588	$4,463
Cash settled awards
Phantom share units expense	$(138)	$192	$130	$5,116
Total compensation expense for long-term incentive awards	$940	$2,055	$4,718	$9,579
Total unrecognized compensation cost related to unvested awards as of January 28, 2023 was $9,838 and is expected to be recognized over a weighted-average period of 2.1 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,151 and $1,155 during the 13 weeks ended January 28, 2023 and January 29, 2022, respectively. Total employee benefit expense for these plans was $3,545 and $2,203 during the 39 weeks ended January 28, 2023 and January 29, 2022, respectively.
Effective April 2020, due to the significant impact as a result of COVID-19 related campus store closures, we temporarily suspended employer matching contributions into our 401(k) plans. The matching contributions were reinstated effective July 25, 2021.
Note 12. Income Taxes
We recorded an income tax expense of $267 on pre-tax loss of $(24,782) during the 13 weeks ended January 28, 2023, which represented an effective income tax rate of (1.1)% and an income tax expense of $615 on pre-tax loss of $(36,186) during the 13 weeks ended January 29, 20221, which represented an effective income tax rate of (1.7)%.
We recorded an income tax expense of $900 on pre-tax loss of $(54,712) during the 39 weeks ended January 28, 2023, which represented an effective income tax rate of (1.6)% and an income tax expense of $811 on pre-tax loss of $(57,090) during the 39 weeks ended January 29, 2022, which represented an effective income tax rate of (1.4)%.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 28, 2023, we determined that it was more likely than not that we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
The effective tax rate for the 13 weeks ended January 28, 2023 is higher as compared to the prior year comparable period due to state tax adjustments recorded in the prior year. The effective tax rate for the 39 weeks ended January 28, 2023 is lower as compared to the prior year comparable period due to foreign taxes and lower projected annual taxable loss in the current year.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 28, 2023 and January 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 14. Subsequent Event
Credit Agreement Amendment
On March 8, 2023, subsequent to quarter end, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20,000 to $380,000, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate, and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, on May 31, 2023 and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32,500 and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. In addition, the amendment requires the achievement of a Special Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms of the Credit Agreement).
We paid a fee of 0.25% of the outstanding principal amount of the commitments under the Credit Agreement on the amendment closing date and we will pay an additional fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement on September 29, 2023.
Term Loan Agreement Amendment
On March 8, 2023, subsequent to quarter end, we amended the Term Loan Credit Agreement to (i) extend the maturity date of the Term Loan Credit Agreement by six months to December 7, 2024, (ii) permit the application of certain proceeds to the repayment of the loans under Credit Agreement and (iii) amend certain negative covenants and add certain additional covenants to conform to the Credit Agreement. In addition, the amendment requires the achievement of a Specified Event (as described above) by no later than May 31, 2023 (as such date may be extended under the Credit Agreement, but no later than August 31, 2023 without consent from lenders under the Term Loan Credit Agreement). We paid a fee of $50 on the amendment closing date to the lenders under the Term Loan Credit Agreement.
For additional information related to the Credit Agreement amendment and the Term Loan Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,388 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. Additionally, we offer direct-to-student products and services to help students study more effectively and improve academic performance.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We expect to continue to introduce scalable and advanced digital solutions focused largely on the student, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), increase market share with new accounts, and expand our strategic opportunities through acquisitions and partnerships.
We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
Financing Arrangements
On March 8, 2023, subsequent to quarter end, we amended our existing Credit Agreement to, among other things, extend the maturity date thereunder by six months to August 29, 2024. The amendment also reduces the commitments under the Credit Agreement by $20 million to $380 million.
On March 8, 2023, subsequent to quarter end, we amended the Term Loan Credit Agreement to, among other things, extend the maturity date thereunder by six months to December 7, 2024.
For additional information, see Item 1. Financial Statements - Note 14. Subsequent Event.
Cost Savings Initiative
On December 2, 2022, the Board of Directors approved a company-wide initiative to drive efficiencies, streamline operations, simplify the organizational structure and further reduce non-essential costs. These actions were substantially implemented in December 2022. The Company incurred restructuring charges, primarily related to severance, of approximately $6 million in the third quarter of fiscal 2023 and, as a result, expects to save $10 million to $15 million in fiscal year 2023. These initiatives are expected to provide annualized savings of $30 million to $35 million. The restructuring charges are excluded from non-GAAP adjusted EBITDA and from the annualized and fiscal year 2023 savings. We continue to focus on achieving efficiencies and reducing costs to further improve our operating performance.
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
As of January 28, 2023, 116 campus stores adopted our First Day Complete course materials delivery program for the 2023 Spring Term, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment or the 2022 Spring Term. During the 13 weeks ended January 28, 2023, First Day Complete sales increased by $28.9 million to $66.9 million, or 76%, as compared to $38.0 million in the prior year period. During the 39 weeks ended January 28, 2023, First Day Complete sales increased by $83.8 million to $173.4 million, or 94%, as compared to $89.6 million in the prior year period.
Partnership with Fanatics and Lids
In December 2020, we entered into the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital.
COVID-19 Business Impact
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. Our third quarter 2022 results were negatively impacted by a Covid variant experienced on campuses across the country during the 2022 Spring Term which did not recur during the 2023 Spring Term. While the impact of the COVID-19 pandemic is lessening, we cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
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
Retail Segment
The Retail Segment operates 1,388 college, university, and K-12 school bookstores, comprised of 785 physical bookstores and 603 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers inclusive and equitable access programs, in which course materials are offered at a reduced price through a fee charged by the institution or included in tuition, and delivered to students on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,000 physical bookstores (including our Retail Segment's 785 physical bookstores) and sources and distributes new and used textbooks to our 603 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 340 college bookstores.
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
•Impact of the COVID-19 Pandemic: The COVID-19 pandemic has materially and adversely impacted certain segments of the U.S. economy, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors. Many colleges and K-12 schools had been required to cease in-person classes in an attempt to limit the spread of the COVID-19 virus and ensure the safety of their students. Although most academic institutions have since reopened, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. While many athletic conferences resumed their sport activities, other events, such as parent and alumni weekends and prospective student campus tour activities, some may still be curtailed or offered virtually. Additionally, our business, like many others has been affected by the challenging labor market and the ability to recruit employees. The impact of COVID-19 store closings during Fiscal 2021 to Fiscal 2022 resulted in the loss of cash flow and increased borrowings that we would not otherwise have expected to incur.
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
•Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Recently, the impact of fewer students on campus due to the COVID-19 pandemic has significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program, both of which are relatively nascent. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.

•First Day Complete and First Day Models. Offering courseware sales through our inclusive and equitable access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of courseware sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. We expect these programs to allow us to ultimately reverse historical long-term trends in courseware revenue declines, which has been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. While we plan to move many institutions to First Day Complete for the Fall of 2023, and the majority of our schools by Fall 2024, we cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
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

Results of Operations - Summary

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Sales:
Product sales and other (a)	$402,755	$377,713	$1,231,465	$1,182,812
Rental income	44,309	25,085	96,555	87,757
Total sales	$447,064	$402,798	$1,328,020	$1,270,569

Net loss	$(25,049)	$(36,801)	$(55,612)	$(57,901)

Adjusted Earnings (non-GAAP) (b)	$(11,380)	$(28,946)	$(38,113)	$(44,005)

Adjusted EBITDA by Segment (non-GAAP) (b)
Retail	$6,173	$(15,386)	$20,604	$4,436
Wholesale	3,105	4,163	7,461	11,810
DSS	1,253	1,476	2,322	3,975
Corporate Services	(5,572)	(5,154)	(17,861)	(19,407)
Elimination	1,464	1,800	(157)	556
Total Adjusted EBITDA (non-GAAP)	$6,423	$(13,101)	$12,369	$1,370

(a)Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition. For Retail Gross Comparable Store Sales details, see below.
(b)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Sales:
Product sales and other	90.1%	93.8%	92.7%	93.1%
Rental income	9.9	6.2	7.3	6.9
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	79.4	78.8	78.2	78.2
Rental cost of sales (a)	52.4	72.3	54.3	60.5
Total cost of sales	76.7	78.4	76.5	77.0
Gross margin	23.3	21.6	23.5	23.0
Selling and administrative expenses	22.3	25.2	23.0	23.3
Depreciation and amortization expense	2.4	3.0	2.6	2.9
Impairment loss (non-cash)	1.3	1.6	0.5	0.5
Restructuring and other charges	1.3	—	0.5	0.2
Operating loss	(4.0)%	(8.2)%	(3.1)%	(3.9)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.

Results of Operations - 13 and 39 weeks ended January 28, 2023 compared with the 13 and 39 weeks ended January 29, 2022

	13 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$376,950	$38,958	$9,010	$—	$(22,163)	$402,755
Rental income	44,309	—	—	—	—	44,309
Total sales	421,259	38,958	9,010	—	(22,163)	447,064
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	309,123	32,290	1,811	—	(23,580)	319,644
Rental cost of sales	23,210	—	—	—	—	23,210
Total cost of sales	332,333	32,290	1,811	—	(23,580)	342,854
Gross profit	88,926	6,668	7,199	—	1,417	104,210
Selling and administrative expenses	82,753	3,563	7,632	5,572	(47)	99,473
Depreciation and amortization expense	8,749	1,357	506	6	—	10,618
Impairment loss (non-cash)	6,008	—	—	—	—	6,008
Restructuring and other charges	1,452	931	1,848	1,744	—	5,975
Operating (loss) income	$(10,036)	$817	$(2,787)	$(7,322)	$1,464	$(17,864)

	13 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$349,655	$37,039	$9,430	$—	$(18,411)	$377,713
Rental income	25,085	—	—	—	—	25,085
Total sales	374,740	37,039	9,430	—	(18,411)	402,798
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	287,435	28,935	1,498	—	(20,175)	297,693
Rental cost of sales	18,144	—	—	—	—	18,144
Total cost of sales	305,579	28,935	1,498	—	(20,175)	315,837
Gross profit	69,161	8,104	7,932	—	1,764	86,961
Selling and administrative expenses	84,626	3,941	7,775	5,154	(36)	101,460
Depreciation and amortization expense	8,939	1,396	1,826	18	—	12,179
Impairment loss (non-cash)	6,411	—	—	—	—	6,411
Restructuring and other charges	30	—	—	16	—	46
Operating (loss) income	$(30,845)	$2,767	$(1,669)	$(5,188)	$1,800	$(33,135)

	39 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,159,821	$97,161	$26,659	$—	$(52,176)	$1,231,465
Rental income	96,555	—	—	—	—	96,555
Total sales	1,256,376	97,161	26,659	—	(52,176)	1,328,020
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	931,539	78,139	5,283	—	(51,890)	963,071
Rental cost of sales	52,416	—	—	—	—	52,416
Total cost of sales	983,955	78,139	5,283	—	(51,890)	1,015,487
Gross profit	272,421	19,022	21,376	—	(286)	312,533
Selling and administrative expenses	251,843	11,561	23,909	17,861	(129)	305,045
Depreciation and amortization expense	27,147	4,076	2,646	41	—	33,910
Impairment loss (non-cash)	6,008	—	—	—	—	6,008
Restructuring and other charges	1,452	931	1,848	2,379	—	6,610
Operating (loss) income	$(14,029)	$2,454	$(7,027)	$(20,281)	$(157)	$(39,040)

	39 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,106,404	$103,192	$26,012	$—	$(52,796)	$1,182,812
Rental income	87,757	—	—	—	—	87,757
Total sales	1,194,161	103,192	26,012	—	(52,796)	1,270,569
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	894,936	79,063	4,144	—	(53,219)	924,924
Rental cost of sales	53,096	—	—	—	—	53,096
Total cost of sales	948,032	79,063	4,144	—	(53,219)	978,020
Gross profit	246,129	24,129	21,868	—	423	292,549
Selling and administrative expenses	242,477	12,319	21,527	19,407	(133)	295,597
Depreciation and amortization expense	27,015	4,060	5,627	53	—	36,755
Impairment loss (non-cash)	6,411	—	—	—	—	6,411
Restructuring and other charges	2,113	—	—	954	—	3,067
Operating (loss) income	$(31,887)	$7,750	$(5,286)	$(20,414)	$556	$(49,281)

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 28, 2023 and January 29, 2022:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	Var $	Var %	January 28, 2023	January 29, 2022	Var $	Var %
Product sales and other	$402,755	$377,713	$25,042	6.6%	$1,231,465	$1,182,812	$48,653	4.1%
Rental income	44,309	25,085	$19,224	76.6%	96,555	87,757	$8,798	10.0%
Total Sales	$447,064	$402,798	$44,266	11.0%	$1,328,020	$1,270,569	$57,451	4.5%
The sales increase during the 13 and 39 weeks ended January 28, 2023 is primarily related to higher course material sales, primarily at our First Day programs and higher general merchandise sales as many schools approach a more traditional on campus learning experience.

The components of the variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended	39 weeks ended
Dollars in millions	January 28, 2023	January 28, 2023
Retail Sales
New stores	$21.6	$73.5
Closed stores	(13.7)	(39.8)
Comparable stores (a)	22.5	28.8
Textbook rental deferral	17.7	6.5
Service revenue (b)	(1.1)	(3.4)
Other (c)	(0.5)	(3.4)
Retail sales subtotal:	$46.5	$62.2
Wholesale Sales	$1.9	$(6.0)
DSS Sales	$(0.4)	$0.7
Eliminations (d)	$(3.7)	$0.6
Total sales variance:	$44.3	$57.5
(a)    In December 2020, we entered into merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”). Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition. For Retail Gross Comparable Store Sales details, see below.
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

	13 weeks ended						39 weeks ended
	January 28, 2023			January 29, 2022			January 28, 2023			January 29, 2022
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	793	606	1,399	794	651	1,445	805	622	1,427	769	648	1,417
Opened	—	4	4	6	—	6	34	28	62	47	35	82
Closed	8	7	15	1	9	10	54	47	101	17	41	58
End of period	785	603	1,388	799	642	1,441	785	603	1,388	799	642	1,441
Generally, sales are impacted by revenue from net new/closed stores, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, alumni events and prospective student campus tours, as schools approach a more traditional campus experience. We continued to experience higher sales related to our First Day programs and higher general merchandise sales, especially for graduation products, logo products, and cafe and convenience products, as on campus traffic continues to grow compared to the prior year. Sales were negatively impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
Retail sales increased by $46.5 million, or 12.4%, to $421.2 million during the 13 weeks ended January 28, 2023 from $374.7 million during the 13 weeks ended January 29, 2022.  Our third quarter 2022 results were negatively impacted by a Covid variant experienced on campuses across the country during the 2022 Spring Term which did not recur during the 2023 Spring Term. In addition, our sales and margins were positively impacted in Q3 2023 compared to Q3 2022 as a result of improved availability of used inventory which was constrained in 2022.
•Product sales and other increased by $27.3 million, or 7.8%, to $377.0 million during the 13 weeks ended January 28, 2023 from $349.7 million during the 13 weeks ended January 29, 2022. During the 13 weeks ended January 28, 2023, total course material product sales increased by $23.8 million, or 9.1%, to $286.7 million; total general merchandise product sales increased by $5.0 million, or 6.6%, to $81.8 million as students return to on campus activities, partially offset by a decrease in service and other revenue of $1.6 million, or 15.6%, to $8.4 million.
•Revenue from both of our First Day inclusive and equitable access programs increased by $45 million, or 59%, to $121 million during the 13 weeks ended January 28, 2023, as compared to $76 million during the 13 weeks ended January 29, 2022. Specifically, First Day Complete total sales increased by $29 million, or 76%, to $67 million during the 13 weeks ended January 28, 2023, as compared to $38 million during the 13 weeks ended January 29, 2022. As of January 28, 2023, 116 campus stores adopted our First Day Complete course materials delivery program for the 2023 Spring Term, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment in the 2022 Spring Term.
•Total course material rental income increased by $19.2 million, or 76.6%, to $44.3 million during the 13 weeks ended January 28, 2023 from $25.1 million during the 13 weeks ended January 29, 2022 primarily due to increased rental textbook activity in our First Day Complete program and improved availability of used textbook inventory.
Retail sales increased by $62.2 million, or 5.2%, to $1,256.4 million during the 39 weeks ended January 28, 2023 from $1,194.2 million during the 39 weeks ended January 29, 2022.
•Product sales and other increased by $53.4 million, or 4.8%, to $1,159.8 million during the 39 weeks ended January 28, 2023 from $1,106.4 million during the 39 weeks ended January 29, 2022. During the 39 weeks ended January 28, 2023, total course material product sales increased by $15.3 million, or 1.9%, to $834.2 million; total general merchandise product sales increased by $44.9 million, or 18.1%, to $293.3 million as students return to on campus activities, partially offset by a decrease in service and other revenue of $6.8 million, or 32.3%, to $32.3 million primarily due to lower shipping and handling income resulting from increased in-store order fulfillment.
•Revenue from both of our First Day inclusive and equitable access programs increased by $110 million, or 55%, to $309 million during the 39 weeks ended January 28, 2023, as compared to $199 million during the 39 weeks ended January 29, 2022. Specifically, First Day Complete total sales increased by $84 million, or 94%, to $174 million during the 39 weeks ended January 28, 2023, as compared to $90 million during the 39 weeks ended January 29, 2022. As of January 28, 2023, 116 campus stores adopted our First Day Complete course materials delivery program for the 2023 Spring Term, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment in the 2022 Spring Term.
•Total course material rental income increased by $8.8 million, or 10.0%, to $96.6 million during the 39 weeks ended January 28, 2023 from $87.8 million during the 39 weeks ended January 29, 2022 primarily due to increased rental textbook activity in our First Day Complete program and improved availability of used textbook inventory.
Retail Gross Comparable Store Sales
During the 13 and 39 weeks ended January 28, 2023, logo general merchandise sales are reflected in sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis for the majority of our e-commerce websites during the 39 weeks ended January 29, 2022.
To supplement the Total Sales table presented above, the Company uses Retail Gross Comparable Store Sales as a key performance indicator. Retail Gross Comparable Store Sales includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from permanently closed stores for all periods presented. For Retail Gross Comparable Store Sales, sales for logo general merchandise fulfilled by Lids, Fanatics and digital agency sales are included on a gross basis for consistent year-over-year comparison.
Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
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
During the 13 and 39 weeks ended January 28, 2023, Retail Gross Comparable Store general merchandise sales increased by 2.3% and 11.3%, respectively. During the 13 and 39 weeks ended January 28, 2023, Retail Gross Comparable Store course material sales increased by 7.4% and 0.3%, respectively. The increase in course material sales was primarily due to the growth of First Day inclusive and equitable access programs (as discussed above), partially offset by a shift to lower cost options and more affordable solutions, including digital offerings.
Retail Gross Comparable Store Sales variances by category for the 13 and 39 week periods are as follows:

	13 weeks ended				39 weeks ended
Dollars in millions	January 28, 2023		January 29, 2022		January 28, 2023		January 29, 2022
Textbooks (Course Materials)	$21.3	7.4%	$(11.9)	(4.0)%	$2.9	0.3%	$17.4	2.0%
General Merchandise	2.6	2.3%	42.8	58.6%	42.6	11.3%	169.5	81.2%
Total Retail Gross Comparable Store Sales	$23.9	5.9%	$30.9	8.4%	$45.5	3.6%	$186.9	17.6%
Wholesale
Wholesale sales increased by $1.9 million, or 5.2% to $38.9 million during the 13 weeks ended January 28, 2023 from $37.0 million during the 13 weeks ended January 29, 2022. The increase is primarily due to increased customer demand compared to the prior year period, partially offset by higher returns and allowances.
Wholesale sales decreased by $6.0 million, or 5.8% to $97.2 million during the 39 weeks ended January 28, 2023 from $103.2 million during the 39 weeks ended January 29, 2022. The decrease is primarily due to lower gross sales impacted by supply constraints resulting from the lack of textbook purchasing opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, and higher returns and allowances.
DSS
DSS total sales decreased by $0.4 million, or 4.5% to $9.0 million during the 13 weeks ended January 28, 2023 from $9.4 million during the 13 weeks ended January 29, 2022. Sales decreased in both Bartleby and Student Brands subscription sales.
DSS total sales increased by $0.7 million, or 2.5% to $26.7 million during the 39 weeks ended January 28, 2023 from $26.0 million during the 39 weeks ended January 29, 2022. Sales increased primarily due to an increase in Student Brands subscription sales.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 76.7% during the 13 weeks ended January 28, 2023 compared to 78.4% during the 13 weeks ended January 29, 2022. Our gross margin increased by $17.2 million, or 19.8%, to $104.2 million, or 23.3% of sales, during the 13 weeks ended January 28, 2023 from $87.0 million, or 21.6% of sales during the 13 weeks ended January 29, 2022.
Our cost of sales decreased as a percentage of sales to 76.5% during the 39 weeks ended January 28, 2023 compared to 77.0% during the 39 weeks ended January 29, 2022. Our gross margin increased by $20.0 million, or 6.8%, to $312.5 million, or 23.5% of sales, during the 39 weeks ended January 28, 2023 from $292.5 million, or 23.0% of sales during the 39 weeks ended January 29, 2022. During the 39 weeks ended January 29, 2022, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment discussed below. For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
Retail
The following table summarizes the Retail cost of sales for the 13 and 39 weeks ended January 28, 2023 and January 29, 2022:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	% of Related Sales	January 29, 2022	% of Related Sales	January 28, 2023	% of Related Sales	January 29, 2022	% of Related Sales
Product and other cost of sales	$309,123	82.0%	$287,435	82.2%	$931,539	80.3%	$894,936	80.9%
Rental cost of sales	23,210	52.4%	18,144	72.3%	52,416	54.3%	53,096	60.5%
Total Cost of Sales	$332,333	78.9%	$305,579	81.5%	$983,955	78.3%	$948,032	79.4%

The following table summarizes the Retail gross margin for the 13 and 39 weeks ended January 28, 2023 and January 29, 2022:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	% of Related Sales	January 29, 2022	% of Related Sales	January 28, 2023	% of Related Sales	January 29, 2022	% of Related Sales
Product and other gross margin	$67,827	18.0%	$62,220	17.8%	$228,282	19.7%	$211,468	19.1%
Rental gross margin	21,099	47.6%	6,941	27.7%	44,139	45.7%	34,661	39.5%
Gross Margin	$88,926	21.1%	$69,161	18.5%	$272,421	21.7%	$246,129	20.6%
For the 13 and 39 weeks ended January 28, 2023, the Retail Product and other gross margin as a percentage of sales increased as discussed below:
•For the 13 weeks ended January 28, 2023, Product and other gross margin increased (20 basis points), driven primarily by lower contract costs as a percentage of sales related to our college and university contracts (200 basis points) resulting from contract renewals and new store contracts, partially offset by lower margin rates (105 basis points) due to higher markdowns and an unfavorable sales mix (75 basis points) due to the increased shift to lower margin digital products.
•For the 39 weeks ended January 28, 2023, Product and other gross margin increased (60 basis points), driven primarily by a favorable sales mix (85 basis points) due to higher general merchandise sales and higher margin rates (10 basis points) due to lower markdowns, partially offset by higher contract costs as a percentage of sales related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts.
For the 13 and 39 weeks ended January 28, 2023, the Retail Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates primarily due to our First Day Complete program and favorable rental mix due to improved availability of used textbook inventory, partially offset by higher contract costs as a percentage of sales related to our college and university contracts resulting from contract renewals and new store contracts.
Wholesale
The cost of sales and gross margin for Wholesale were $32.3 million, or 82.9% of sales, and $6.7 million, or 17.1% of sales, respectively, during the 13 weeks ended January 28, 2023. The cost of sales and gross margin for Wholesale was $28.9 million or 78.1% of sales and $8.1 million or 21.9% of sales, respectively, during the 13 weeks ended January 29, 2022.
The cost of sales and gross margin for Wholesale were $78.1 million, or 80.4% of sales, and $19.0 million, or 19.6% of sales, respectively, during the 39 weeks ended January 28, 2023. The cost of sales and gross margin for Wholesale was $79.1 million or 76.6% of sales and $24.1 million or 23.4% of sales, respectively, during the 39 weeks ended January 29, 2022.
The gross margin rate decreased during both the 13 and 39 weeks ended January 28, 2023 primarily due to higher markdowns.
DSS
The gross margin for the DSS segment was $7.2 million, or 79.9% of sales, during the 13 weeks ended January 28, 2023 and $7.9 million, or 84.1% of sales, during the 13 weeks ended January 29, 2022. The gross margin for the DSS segment was $21.4 million, or 80.2% of sales, during the 39 weeks ended January 28, 2023 and $21.9 million, or 84.1% of sales, during the 39 weeks ended January 29, 2022. The high gross margins are driven primarily by high margin subscription service revenue earned.
Intercompany Eliminations
During the 13 weeks ended January 28, 2023 and January 29, 2022, our sales eliminations were $(22.2) million and $(18.4) million, respectively. During the 39 weeks ended January 28, 2023 and January 29, 2022, our sales eliminations were $(52.2) million and $(52.8) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended January 28, 2023 and January 29, 2022, the cost of sales eliminations were $(23.6) million and $(20.2) million, respectively. During the 39 weeks ended January 28, 2023 and January 29, 2022, the cost of sales eliminations were $(51.9) million and $(53.2) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended January 28, 2023 and January 29, 2022, the gross margin eliminations were $1.4 million and $1.8 million, respectively. During the 39 weeks ended January 28, 2023 and January 29, 2022, the gross margin eliminations were $(0.3) million and $0.4 million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	% of Sales	January 29, 2022	% of Sales	January 28, 2023	% of Sales	January 29, 2022	% of Sales
Total Selling and Administrative Expenses	$99,473	22.3%	$101,460	25.2%	$305,045	23.0%	$295,597	23.3%
During the 13 weeks ended January 28, 2023, selling and administrative expenses decreased by $2.0 million, or 2.0%, to $99.5 million from $101.5 million during the 13 weeks ended January 29, 2022. During the 39 weeks ended January 28, 2023, selling and administrative expenses increased by $9.4 million, or 3.2%, to $305.0 million from $295.6 million during the 39 weeks ended January 29, 2022. The variances by segment are discussed by segment below.
Retail
During the 13 weeks ended January 28, 2023, Retail selling and administrative expenses decreased by $1.9 million, or 2.2%, to $82.7 million from $84.6 million during the 13 weeks ended January 29, 2022. This decrease was primarily due to a $3.0 million decrease in comparable store payroll and operating costs primarily due to cost initiatives implemented during the quarter, and a $1.3 million decrease in incentive plan compensation expense, including compensation expense related to phantom share awards, partially offset by a $1.5 million increase in net new/closed store payroll and operating costs, and a $1.0 million increase in corporate payroll, infrastructure and product development costs.
During the 39 weeks ended January 28, 2023, Retail selling and administrative expenses increased by $9.3 million, or 3.9%, to $251.8 million from $242.5 million during the 39 weeks ended January 29, 2022. This increase was primarily due to an increase in store payroll and operating costs at new/closed stores and comparable stores of $6.8 million and $1.3 million, respectively, and an $8.7 million increase in corporate payroll, infrastructure and product development costs, partially offset by a $7.6 million decrease in incentive plan compensation expense, including compensation expense related to phantom share awards.
The payroll increase is primarily related to increased staffing at stores that had temporarily or partially closed due to limited on campus activities related to the COVID-19 pandemic in the prior year. The increase is also due to greater on campus activity and related sales during the 39 weeks ended January 28, 2023 and costs to support the growth in First Day programs.
Wholesale
Wholesale selling and administrative expenses decreased by $0.4 million, or 9.6%, to $3.5 million from $3.9 million during the 13 weeks ended January 29, 2022. The decrease was primarily driven by lower compensation expense of $0.3 million, including incentive plan compensation expense, and lower operating costs of $0.1 million.
Wholesale selling and administrative expenses decreased by $0.7 million, or 6.2%, to $11.6 million from $12.3 million during the 39 weeks ended January 29, 2022. The decrease was primarily driven by lower compensation expense, including incentive plan compensation expense of $0.6 million.
DSS
During the 13 weeks ended January 28, 2023, DSS selling and administrative expenses decreased by $0.2 million, or 1.8%, to $7.6 million from $7.8 million during the 13 weeks ended January 29, 2022. The decrease in costs was primarily driven by a decrease of $0.4 million in incentive plan compensation expense, partially offset by higher compensation expense of $0.1 million and an increase of $0.1 million in operating costs invested in the business associated with product development, sales and infrastructure costs aimed at increasing revenue.
During the 39 weeks ended January 28, 2023, DSS selling and administrative expenses increased by $2.4 million, or 11.1%, to $23.9 million from $21.5 million during the 39 weeks ended January 29, 2022. The increase in costs was primarily driven by an increase of $1.4 million in compensation expense and an increase of $1.6 million in operating costs invested in the business associated with product development, sales and infrastructure costs aimed at increasing revenue, partially offset by lower incentive plan compensation expense of $0.6 million.
DSS has begun to adjust its cost structure, particularly within its Bartleby organization, to focus on enhanced profitability and sustainable growth.

Corporate Services
During the 13 weeks ended January 28, 2023, Corporate Services' selling and administrative expenses increased by $0.4 million, or 8.1%, to $5.6 million from $5.2 million during the 13 weeks ended January 29, 2022. The increase in costs was primarily due to higher compensation expense of $0.6 million and higher professional service costs of $0.3 million, partially offset by lower incentive plan compensation costs of $0.5 million.
During the 39 weeks ended January 28, 2023, Corporate Services' selling and administrative expenses decreased by $1.5 million, or 8.0%, to $17.9 million from $19.4 million during the 39 weeks ended January 29, 2022. The decrease in costs was primarily due to lower incentive plan compensation costs of $2.7 million, primarily related to phantom share awards, partially offset by higher professional service costs of $0.8 million and higher compensation expense of $0.4 million.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	% of Sales	January 29, 2022	% of Sales	January 28, 2023	% of Sales	January 29, 2022	% of Sales
Total Depreciation and Amortization Expense	$10,618	2.4%	$12,179	3.0%	$33,910	2.6%	$36,755	2.9%
Depreciation and amortization expense decreased by $1.6 million, or 12.8%, to $10.6 million during the 13 weeks ended January 28, 2023 from $12.2 million during the 13 weeks ended January 29, 2022. Depreciation and amortization expense decreased by $2.8 million, or 7.7%, to $33.9 million during the 39 weeks ended January 28, 2023 from $36.8 million during the 39 weeks ended January 29, 2022. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2023 and Fiscal 2022.
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 28, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.0 million (both pre-tax and after-tax), comprised of $0.7 million, $1.7 million, and $3.6 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.
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
For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 6. Fair Value Measurements.
Restructuring and other charges
During the 13 and 39 weeks ended January 28, 2023, we recognized restructuring and other charges totaling $6.0 million and $6.6 million, respectively, comprised primarily of $4.7 million in each period for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $1.3 million and $1.9 million, respectively, primarily for costs primarily associated with professional service costs for restructuring and process improvements.
During the 13 and 39 weeks ended January 29, 2022, we recognized restructuring and other charges totaling $0 and $3.1 million, respectively. The $3.1 million for the 39 weeks ended January 29, 2022 is comprised primarily of $1.3 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $1.8 million for costs primarily associated with professional service costs for restructuring, process improvements, and development and integration associated with the F/L Partnership.

Operating Loss

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	% of Sales	January 29, 2022	% of Sales	January 28, 2023	% of Sales	January 29, 2022	% of Sales
Total Operating Loss	$(17,864)	(4.0)%	$(33,135)	(8.2)%	$(39,040)	(3.1)%	$(49,281)	(3.9)%
Our operating loss was $(17.9) million during the 13 weeks ended January 28, 2023, compared to operating loss of $(33.1) million during the 13 weeks ended January 29, 2022. The decrease in operating loss is due to the matters discussed above. For the 13 weeks ended January 28, 2023, excluding the $6.0 million of impairment loss (non-cash) and $6.0 million of restructuring and other charges, discussed above, operating loss was $(5.9) million (or (1.3)% of sales). For the 13 weeks ended January 29, 2022, excluding the $6.4 million of impairment loss (non-cash), discussed above, operating loss was $(26.7) million (or (6.6)% of sales).
Our operating loss was $(39.0) million during the 39 weeks ended January 28, 2023, compared to operating loss of $(49.3) million during the 39 weeks ended January 29, 2022. The decrease in operating loss is due to the matters discussed above. For the 39 weeks ended January 28, 2023, excluding the $6.0 million of impairment loss (non-cash) and $6.6 million of restructuring and other charges, discussed above, operating loss was $(26.4) million (or (2.0)% of sales). For the 39 weeks ended January 29, 2022, excluding the $0.4 million of merchandise inventory loss, the $6.4 million of impairment loss (non-cash) and the $3.1 million of restructuring and other charges, discussed above, operating loss was $(39.4) million (or (3.1)% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Interest Expense, Net	$6,918	$3,051	$15,672	$7,809
Net interest expense increased by $3.9 million to $6.9 million during the 13 weeks ended January 28, 2023 from $3.1 million during the 13 weeks ended January 29, 2022. Net interest expense increased by $7.9 million to $15.7 million during the 39 weeks ended January 28, 2023 from $7.8 million during the 39 weeks ended January 29, 2022. The increase was primarily due to higher borrowings and higher interest rates compared to the prior year.
Income Tax Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2023	Effective Rate	January 29, 2022	Effective Rate	January 28, 2023	Effective Rate	January 29, 2022	Effective Rate
Income Tax Expense	$267	(1.1)%	$615	(1.7)%	$900	(1.6)%	$811	(1.4)%
We recorded an income tax expense of $0.3 million on pre-tax loss of $(24.8) million during the 13 weeks ended January 28, 2023, which represented an effective income tax rate of (1.1)% and we recorded an income tax expense of $0.6 million on a pre-tax loss of $(36.2) million during the 13 weeks ended January 29, 2022, which represented an effective income tax rate of (1.7)%.
We recorded an income tax expense of $0.9 million on pre-tax loss of $(54.7) million during the 39 weeks ended January 28, 2023, which represented an effective income tax rate of (1.6)% and we recorded an income tax expense of $0.8 million on a pre-tax loss of $(57.1) million during the 39 weeks ended January 29, 2022, which represented an effective income tax rate of (1.4)%.
The effective tax rate for the 13 weeks ended January 28, 2023 is higher as compared to the prior year comparable period due to state tax adjustments recorded in the prior year. The effective tax rate for the 39 weeks ended January 28, 2023 is lower as compared to the prior year comparable period due to foreign taxes and lower projected annual taxable loss in the current year.

Net Loss

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net loss	$(25,049)	$(36,801)	$(55,612)	$(57,901)
As a result of the factors discussed above, net loss was $(25.0) million during the 13 weeks ended January 28, 2023, compared with net loss of $(36.8) million during the 13 weeks ended January 29, 2022. As a result of the factors discussed above, net loss was $(55.6) million during the 39 weeks ended January 28, 2023, compared with net loss of $(57.9) million during the 39 weeks ended January 29, 2022.
Adjusted Earnings (non-GAAP) is $(11.4) million during the 13 weeks ended January 28, 2023, compared with $(28.9) million during the 13 weeks ended January 29, 2022. Adjusted Earnings (non-GAAP) is $(38.1) million during the 39 weeks ended January 28, 2023, compared with $(44.0) million during the 39 weeks ended January 29, 2022. See Adjusted Earnings (non-GAAP) discussion below.
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

Consolidated Adjusted Earnings (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net loss	$(25,049)	$(36,801)	$(55,612)	$(57,901)
Reconciling items (below)	13,669	7,855	17,499	13,896
Adjusted Earnings (non-GAAP)	$(11,380)	$(28,946)	$(38,113)	$(44,005)

Reconciling items
Impairment loss (non-cash) (a)	$6,008	$6,411	$6,008	$6,411
Merchandise inventory loss (a)	—	—	—	434
Content amortization (non-cash)	1,686	1,398	4,881	3,984
Restructuring and other charges (a)	5,975	46	6,610	3,067
Reconciling items (b)	$13,669	$7,855	$17,499	$13,896
(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    There is no pro forma income effect of the non-GAAP items.
Consolidated Adjusted EBITDA (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net loss	$(25,049)	$(36,801)	$(55,612)	$(57,901)
Add:
Depreciation and amortization expense	10,618	12,179	33,910	36,755
Interest expense, net	6,918	3,051	15,672	7,809
Income tax expense	267	615	900	811
Impairment loss (non-cash) (a)	6,008	6,411	6,008	6,411
Merchandise inventory loss (a)	—	—	—	434
Content amortization (non-cash)	1,686	1,398	4,881	3,984
Restructuring and other charges (a)	5,975	46	6,610	3,067
Adjusted EBITDA (non-GAAP)	$6,423	$(13,101)	$12,369	$1,370
(a)     See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA by segment for the 13 and 39 weeks ended January 28, 2023 and January 29, 2022.

Adjusted EBITDA - by Segment	13 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(10,036)	$817	$(2,787)	$(14,507)	$1,464	$(25,049)
Add:
Depreciation and amortization expense	8,749	1,357	506	6	—	10,618
Interest expense, net	—	—	—	6,918	—	6,918
Income tax expense	—	—	—	267	—	267
Impairment loss (non-cash) (a)	6,008	—	—	—	—	6,008
Content amortization (non-cash)	—	—	1,686	—	—	1,686
Restructuring and other charges (b)	1,452	931	1,848	1,744	—	5,975
Adjusted EBITDA (non-GAAP)	$6,173	$3,105	$1,253	$(5,572)	$1,464	$6,423

Adjusted EBITDA - by Segment	13 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(30,845)	$2,767	$(1,669)	$(8,854)	$1,800	$(36,801)
Add:
Depreciation and amortization expense	8,939	1,396	1,826	18	—	12,179
Interest expense, net	—	—	—	3,051	—	3,051
Income tax expense	—	—	—	615	—	615
Impairment loss (non-cash) (a)	6,411	—	—	—	—	6,411
Content amortization (non-cash)	79	—	1,319	—	—	1,398
Restructuring and other charges (b)	30	—	—	16	—	46
Adjusted EBITDA (non-GAAP)	$(15,386)	$4,163	$1,476	$(5,154)	$1,800	$(13,101)

Adjusted EBITDA - by Segment	39 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(14,029)	$2,454	$(7,027)	$(36,853)	$(157)	$(55,612)
Add:
Depreciation and amortization expense	27,147	4,076	2,646	41	—	33,910
Interest expense, net	—	—	—	15,672	—	15,672
Income tax expense	—	—	—	900	—	900
Impairment loss (non-cash) (a)	6,008	—	—	—	—	6,008
Content amortization (non-cash)	26	—	4,855	—	—	4,881
Restructuring and other charges (b)	1,452	931	1,848	2,379	—	6,610
Adjusted EBITDA (non-GAAP)	$20,604	$7,461	$2,322	$(17,861)	$(157)	$12,369

Adjusted EBITDA - by Segment	39 weeks ended January 29, 2022
Dollars in thousands	Retail	Wholesale	DSS	Corporate Services(a)	Eliminations	Total
Net (loss) income	$(31,887)	$7,750	$(5,286)	$(29,034)	$556	$(57,901)
Add:
Depreciation and amortization expense	27,015	4,060	5,627	53	—	36,755
Interest expense, net	—	—	—	7,809	—	7,809
Income tax expense	—	—	—	811	—	811
Impairment loss (non-cash) (a)	6,411	—	—	—	—	6,411
Merchandise inventory loss (b)	434	—	—	—	—	434
Content amortization (non-cash)	350	—	3,634	—	—	3,984
Restructuring and other charges (b)	2,113	—	—	954	—	3,067
Adjusted EBITDA (non-GAAP)	$4,436	$11,810	$3,975	$(19,407)	$556	$1,370

(a) Interest expense is reflected in Corporate Services as it is primarily related to our Credit Agreement and Term Loan Agreement which fund our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.

Free Cash Flow (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net cash flows (used in) provided by operating activities	$(31,958)	$(16,375)	$(22,582)	$7,901
Less:
Capital expenditures (a)	6,326	12,129	26,899	33,393
Cash interest	6,105	2,320	13,406	5,982
Cash taxes	1	(38)	(15,582)	(7,816)
Free Cash Flow (non-GAAP)	$(44,390)	$(30,786)	$(47,305)	$(23,658)
(a) Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, digital initiatives and enhancements to internal systems and our website.
The following table provides the components of total purchases of property and equipment:

Capital Expenditures	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Physical store capital expenditures	$1,700	$5,081	$12,248	$12,561
Product and system development	2,972	4,398	8,584	11,878
Content development costs	1,168	2,037	4,481	6,749
Other	486	613	1,586	2,205
Total Capital Expenditures	$6,326	$12,129	$26,899	$33,393

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our credit agreement and short-term vendor financing. As of January 28, 2023, we had $255.6 million and $30.0 million outstanding borrowings under the Credit Agreement and Term Loan Agreement, respectively. See Financing Arrangements discussion below.
On March 8, 2023, subsequent to quarter end, we amended our existing Credit Agreement to, among other things, extend the maturity date thereunder by six months to August 29, 2024. The amendment also reduces the commitments under the Credit Agreement by $20,000 to $380,000. On March 8, 2023, subsequent to quarter end, we amended the Term Loan Credit Agreement to, among other things, extend the maturity date thereunder by six months to December 7, 2024. For additional information, see Financing Arrangements below.
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
COVID-19 Business Impact
Our business has been significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. Our third quarter 2022 results were negatively impacted by a Covid variant experienced on campuses across the country during the 2022 Spring Term which did not recur during the 2023 Spring Term. While the impact of COVID-19 pandemic are lessening, we cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including variants, on enrollments, campus activities, university budgets, athletics and other areas that directly affect our business operations. Although most four year schools returned to a traditional on-campus environment for learning, there is still uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, the continuation of remote and hybrid class offerings, and its effect on our ability to source products, including textbooks and general merchandise offerings.
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
Sources and Uses of Cash Flow

	39 weeks ended
Dollars in thousands	January 28, 2023	January 29, 2022
Cash, cash equivalents, and restricted cash at beginning of period	$21,934	$16,814
Net cash flows (used in) provided by operating activities	(22,582)	7,901
Net cash flows used in investing activities	(26,327)	(32,659)
Net cash flows provided by financing activities	56,422	20,686
Cash, cash equivalents, and restricted cash at end of period	$29,447	$12,742
As of January 28, 2023 and January 29, 2022, we had restricted cash of $18.3 million and $2.8 million, respectively, comprised of $17.4 million and $1.9 million, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Partnership's merchandising agreement and $0.9 million for both periods in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of First Day programs and the timing of cash collection from our school partners, the third fiscal quarter which has been a source of cash has shifted to the fourth quarter. When a school adopts our First Day inclusive and equitable access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to First Day inclusive and equitable access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and fourth fiscal quarters, as payments are received from the summer and winter selling season when they sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. For our DSS segment, cash flows are not seasonal as cash flows from operating activities are typically consistent throughout the year. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities during the 39 weeks ended January 28, 2023 were $(22.6) million compared to cash flows provided by operating activities $7.9 million during the 39 weeks ended January 29, 2022. This decrease in cash flows provided by operating activities of $30.5 million was primarily due to changes in our working capital in our third quarter due to increased adoption of our First Day inclusive and equitable access offering in the third quarter of 2023 compared to 2022. During the 13 weeks ended January 28, 2023, First Day Complete sales increased $28.9 million to $66.9 million, or 76%, as compared to $38.0 million in the prior year period, which resulted in higher inventory purchases and higher receivables, offset by higher payables and right-of-use payments during the third quarter in the current year period compared to the prior year period.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 39 weeks ended January 28, 2023 were $(26.3) million compared to $(32.7) million during the 39 weeks ended January 29, 2022. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments associated with content development, digital initiatives, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $26.9 million and $33.4 million during the 39 weeks ended January 28, 2023 and January 29, 2022, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 39 weeks ended January 28, 2023 were $56.4 million compared to $20.7 million during the 39 weeks ended January 29, 2022. This net change of $35.7 million is primarily due to higher net borrowings.
Financing Arrangements
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time, including on March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million maintaining the maximum availability under the Credit Agreement at $500 million. From and after July 31, 2022, commitments under the FILO Facility were reduced to $0. As of January 28, 2023, we were in compliance with all debt covenants under the Credit Agreement.
On March 8, 2023, subsequent to quarter end, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20 million to $380 million, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate, and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, on May 31, 2023 and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32.5 million and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. In addition, the amendment requires the achievement of a Specified Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms fo the Credit Agreement).
During the 39 weeks ended January 28, 2023, we borrowed $512.0 million and repaid $452.1 million under the Credit Agreement, with $255.6 million of outstanding borrowings as of January 28, 2023, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 29, 2022, we borrowed $463.2 million and repaid $440.4 million under the Credit Agreement, with $200.4 million of outstanding borrowings as of January 29, 2022, comprised entirely of borrowings under the Credit Facility. As of both January 28, 2023 and January 29, 2022, we have issued $4.8 million in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30.0 million (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”). The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 39 weeks ended January 28, 2023, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of January 28, 2023.
We incurred debt issuance costs totaling $2.6 million related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
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
On March 8, 2023, subsequent to quarter end, we extended and amended the Term Loan Credit Agreement to (i) extend the maturity date of the Term Loan Credit Agreement by six months to December 7, 2024, (ii) permit the application of certain proceeds to the repayment of the loans under Credit Agreement and (iii) amend certain negative covenants and add certain additional covenants. In addition, the amendment requires the achievement of a Specified Event (as described above) no later than May 31, 2023. We paid a fee of $0.05 million on the amendment closing date to the lenders under the Term Loan Credit Agreement.
For additional information related to the Credit Agreement amendment and the Term Loan Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.The Term Loan Credit Agreement does not contain a financial covenant, but otherwise contains representations and warranties, covenants and events of default that are substantially the same as those in the Credit Agreement, including restrictions on the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Term Loan Facility is secured by second-priority liens on all assets securing the obligations under the Credit Agreement, which is all of the assets of the Company and the Guarantors, subject to customary exclusions and limitations set forth in the Term Loan Credit Agreement and the other loan documents executed in connection therewith.
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
Share Repurchases
During the 39 weeks ended January 28, 2023, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 28, 2023, approximately $26.7 million remains available under the stock repurchase program.
During the 39 weeks ended January 28, 2023, we repurchased 347,808 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Off-Balance Sheet Arrangements
As of January 28, 2023, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
Item 1A. Risk Factors
There have been no material changes during the 39 weeks ended January 28, 2023 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of January 28, 2023 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2022 - November 26, 2022	—	$—	—	$26,669,324
November 27, 2022 - December 31, 2022	—	$—	—	$26,669,324
January 1, 2023 - January 28, 2023	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
During the 39 ended January 28, 2023, we did not repurchase any shares of our Common Stock under the stock repurchase program.
During the 39 ended January 28, 2023, we repurchased 347,808 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information
None

Item 6.    Exhibits

10.1
Resignation Letter, dated as of December 1, 2022 between the Company and David W.B. Nenke, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on December 6, 2022, and incorporated herein by reference.

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
March 9, 2023