Form 10-K
period 2023-04-29
Barnes & Noble Education, Inc.
filed 2023-07-31
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2023 OR

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $141 million based upon the closing market price of $2.76 per share of Common Stock on the New York Stock Exchange as of October 29, 2022. As of July 21, 2023, 52,705,377 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
•our ability to maintain adequate liquidity levels to support ongoing inventory purchases and related vendor payments in a timely manner;
•our ability to attract and retain employees;
•the pace of equitable access adoption in the marketplace is slower than anticipated and our ability to successfully convert the majority of our institutions to our BNC First Day® equitable and inclusive access course material models or successfully compete with third parties that provide similar equitable and inclusive access solutions;
•the strategic objectives, successful integration, anticipated synergies, and/or other expected potential benefits of various strategic and restructuring initiatives, may not be fully realized or may take longer than expected;
•dependency on strategic partnerships, such as with VitalSource Technologies, Inc. and the Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), and the potential for adverse operational and financial changes to these partnerships, may adversely impact our business;
•non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;
•decisions by colleges and universities to outsource their physical and/or online bookstore operations or change the operation of their bookstores;
•general competitive conditions, including actions our competitors and content providers may take to grow their businesses;
•the risk of changes in price or in formats of course materials by publishers, which could negatively impact revenues and margin;
•changes to purchase or rental terms, payment terms, return policies, the discount or margin on products or other terms with our suppliers;
•product shortages, including decreases in the used textbook inventory supply associated with the implementation of publishers’ digital offerings and direct to student textbook consignment rental programs;
•work stoppages or increases in labor costs;
•possible increases in shipping rates or interruptions in shipping services;
•a decline in college enrollment or decreased funding available for students;
•decreased consumer demand for our products, low growth or declining sales;
•the general economic environment and consumer spending patterns;
•trends and challenges to our business and in the locations in which we have stores;

Index to Form 10-K Index to FS
•risks associated with operation or performance of MBS Textbook Exchange, LLC’s point-of-sales systems that are sold to college bookstore customers;
•technological changes;
•risks associated with counterfeit and piracy of digital and print materials;
•risks associated with data privacy, information security and intellectual property;
•disruptions to our information technology systems, infrastructure, data, supplier systems, and customer ordering and payment systems due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;
•disruption of or interference with third party web service providers and our own proprietary technology;
•risks associated with the impact that public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, have on the overall demand for BNED products and services, our operations, the operations of our suppliers and other business partners, and the effectiveness of our response to these risks;
•lingering impacts that public health crises may have on the ability of our suppliers to manufacture or source products, particularly from outside of the United States;
•changes in domestic and international laws or regulations, including U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;
•enactment of laws or changes in enforcement practices which may restrict or prohibit our use of texts, emails, interest based online advertising, or similar marketing and sales activities;
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2024” means the 52 weeks ended April 27, 2024,“Fiscal 2023” means the 52 weeks ended April 29, 2023, “Fiscal 2022” means the 52 weeks ended April 30, 2022, and “Fiscal 2021” means the 52 weeks ended May 1, 2021.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,366 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise items within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During Fiscal 2023, BNC First Day total revenue increased 48% from the prior year period. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), win new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through our F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. During Fiscal 2023, Retail Gross Comparable Store general merchandise sales increased by 8.6%.
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
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, subsequent to the end of Fiscal 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the first quarter of Fiscal 2024, we expect to record a Gain on Sale of Business in the range of $2.5 million to $4.5 million. Net cash proceeds from the sale was used for debt repayment and provided additional funds for working capital needs under our Credit Facility.

Index to Form 10-K Index to FS
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to any specific reporting segment and continue to be presented as “Corporate Services”. The following discussion provides information regarding the two segments.
RETAIL SEGMENT
General
The Retail Segment operates 1,366 college, university, and K-12 school bookstores, comprised of 774 physical bookstores and 592 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials, school supplies, technology items, student essentials, and affinity products, including emblematic apparel and gifts.
The Retail Segment offers existing and prospective clients the flexibility of physical, virtual or custom store solutions. Students have access to the right course materials at the right time, combined with a superior in-house customer service department to help with ordering, delivery, and digital content inquiries. At certain institutions, students also have the flexibility of using financial aid, and proprietary campus debit cards for their course material purchases.
The Retail Segment also offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, to distribute their digital content through BNC First Day. In Fiscal 2023, BNC First Day total sales increased by 48% from the prior year. See BNC First Day Inclusive Access Programs discussion below. In addition to BNC First Day programs, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open education resources (“OER”) course material.
In Fiscal 2023, in the Retail Segment, we signed contracts for 66 new physical and virtual bookstores for estimated first year annual sales of approximately $53 million, which is generally fully achieved as if the store becomes fully-operational in their first full year of operations. In Fiscal 2023, we closed 127 stores in the Retail Segment, with estimated annual sales of $82 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.
Currently, we estimate that approximately 27% of college and university affiliated bookstores in the United States are operated by their respective institutions. We anticipate that schools will continue to outsource their campus bookstore, and we intend to aggressively pursue profitable new business opportunities to grow our Retail business footprint. We evaluate each new contract based on established profitability measures to ensure we maintain a portfolio of profitable accounts. Our ability to offer existing and prospective clients physical, virtual and custom store solutions is a key element of our competitive strategy.
Our business was significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. The impact of COVID-19 store closings during Fiscal 2021 to Fiscal 2022 resulted in the loss of cash flow and increased borrowings that we would not otherwise have expected to incur. In Fiscal 2023, on campus traffic grew from increased campus events and activities, as compared to the last two years. See our Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the impact of the COVID-19 pandemic on our business.
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition.
•First Day Complete is adopted by an institution and includes all undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").

Index to Form 10-K Index to FS
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our schools by Fiscal 2025, with continued relative adoption of this model thereafter.
For the 2023 Spring Term, 116 campus stores adopted our First Day Complete course materials delivery program, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment for the 2022 Spring Term. During the 52 weeks ended April 29, 2023, First Day Complete sales increased by $93 million to $198 million, or 88%, as compared to $105 million in the prior year period.
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
Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital. Through the pending installation of Lids "Custom Zones" at certain stores, our stores will offer a differentiated shopping experience, that lets students, parents, alumni, fans, and campus clubs personalize school merchandise that’s sold in the store. These Custom Zones will drive incremental foot traffic, increases in-store dwell time, and grows sales opportunities. The installation of traffic counters at certain stores provides comprehensive store analytics that help us optimize the customer experience and business outcomes, by better aligning staffing with peak traffic hours, identifying opportunities to increase conversion, or assessing promotional effectiveness.
On April 4, 2021, as contemplated by the F/L Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to Lids, which was finalized during the first quarter of Fiscal 2022. As contemplated by the F/L Partnership's e-commerce agreement, we began to transition certain of our e-commerce sites to Fanatics e-commerce sites for logo and emblematic products during the first quarter of Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 4, 2021.
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a $15 million strategic equity investment in BNED. In addition to its equity investment, on June 7, 2022, we entered into a $30 million term loan credit agreement with TopLids LendCo, LLC and Vital Fundco, LLC, another strategic partner. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data.
Contracts
Physical and Custom Campus Bookstore Solutions
We operate 774 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; approximately half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the colleges and university’s systems in order to accept student financial

Index to Form 10-K Index to FS
aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
We also offer “Custom Store Solutions”, where an institution has a physical on-campus store for general merchandise sales, but course materials are offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point). Additionally, our virtual-only solutions, discussed below, also have the ability to offer ship-to-campus options.
The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty with 90 to 120 days' notice. Our campus bookstores have an average relationship tenure of 15 years. From Fiscal 2020 through Fiscal 2023, approximately 86% of these contracts were renewed or extended, often before their termination dates. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our schools by Fiscal 2025, with continued relative adoption of this model thereafter, accordingly, going forward the percentage of contracts that are renewed or extended may decline in the future.
Virtual Campus Bookstore Solutions
We operate 592 virtual campus bookstores. Our virtual bookstores operate under a contract with the school as the exclusive online seller of course materials. We operate as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
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
We also operate Textbooks.comSM which is one of the largest e-commerce sites for new, used, and digital textbooks. This division is primarily for direct-to-student sales.
Customers and Distribution Network
As of April 29, 2023, we operate 774 physical college and university bookstore operations and 592 virtual bookstore operations (388 K-12 virtual stores or 66% and 204 Higher Education virtual stores or 34%) located in the United States, in 50 states and the District of Columbia. Our Retail new business sales team is organized by specific territory and can offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, within their respective territories.
Product and Service Offerings
We offer a broad suite of affordable course materials, including new and used print textbooks (which are available for sale or rent), digital textbooks and publisher hosted digital courseware, at our physical and virtual bookstores, as well as offered directly to students through Textbooks.com. We offer a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.
Our physical and virtual bookstores provide a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, our physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, café offerings, convenience food and beverages, and graduation products. The majority of physical campus stores also have school-branded e-commerce sites which we operate independently or along with our merchant partners, and which offer the same products as the on campus stores plus additional items.
Product and service offerings include:
•Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver, and our faculty and student platforms operate as a seamless extension of our partner schools’ registration, student information and learning management systems. Students can purchase course materials, including new and used print (available for sale or rent), eTextbooks, and publisher digital courseware platforms. We work directly with faculty to ensure the course materials they have chosen for their courses are available in all required formats before the start of classes. Our wholesale distribution channel enables our Retail Segment to optimize textbook sourcing, so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers. BNC's Adoption & Insights Portal (“AIP”) is an innovative platform that provides enhanced support for faculty and academic leadership to research, submit and monitor course material selections, further driving affordability and student success.
•Equitable and Inclusive Access. As discussed above, we offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day

Index to Form 10-K Index to FS
of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. We have partnered with VitalSource®, to use their technology to power our BNC First Day inclusive access platform, for digitally formatted courseware, from all major publishers, including Cengage Learning, McGraw-Hill Education and Pearson, allowing us to accelerate and optimize BNC First Day implementations. The seamless delivery is made possible by our BNC First Day technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials. First Day is offered on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to First Day Complete, an institution adopts the program for all undergraduate (and on occasion graduate) courses. In Fiscal 2023, BNC First Day programs' total sales increased by 48% from the prior year. First Day Complete offers the delivery of both digital and physical course materials priced at substantial discounts compared to traditional individual student sales offerings. Offering course materials through our equitable and inclusive access programs is a key and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross margins of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•eTextbooks. We have partnered with VitalSource®, a global leader in building, enhancing and delivering digital content, on our digital reading platform and digital content catalog. The partnership with VitalSource allows us to use its technology to power our BNC First Day platform, for digitally formatted course materials, allowing us to accelerate and optimize BNC First Day implementations.
•General Merchandise. For our physical campus bookstores and custom store solutions, we drive general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded school spirit products, lifestyle and wellness products, technology products, supplies, graduation products and convenience items. We continue to see significant growth in general merchandise sales, which has been further bolstered through our F/L Partnership, as discussed above. We continue to enhance the user experience and product mix offered through our next generation e-commerce platform. In Fiscal 2023, Retail Gross Comparable Store Sales for general merchandise increased by $44 million, or 8.6%.
We operate 47 True Spirit apparel and spirit shop e-commerce websites, through our F/L Partnership, which are virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations continue to build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournament playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails and search engine marketing.
•Cafés and Convenience Stores. At our physical campus locations, we operate 67 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 19 stand-alone convenience stores. Our Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free and regional fresh food products. These offerings increase traffic and time spent in our physical stores. As market needs change, we are adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient.
•Brand Partnerships. Through our unique relationship with students, colleges and universities, and our premier position on campus and online, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. We also focus on promoting lifestyle products to students and faculty by promoting various brands to connect on a much more personal level. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as College Ave, Comcast-Xfinity, Dell, Hewlett-Packard, New York Times, Peacock, Verizon, Wall Street Journal, and Zip. Revenue from these services have high margin rates due to the relatively low incremental cost structure to provide these services.
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

Index to Form 10-K Index to FS
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. Our wholesale business significantly increases our textbook supply at competitive prices, as well as our ability to liquidate non-returnable inventory. Through this close inventory management, we consolidate textbook units from multiple Retail Segment stores and other non-traditional wholesale sources into fewer, but larger, store shipments, reducing our shipping expenses and providing for efficiency of store handling, which puts our books on the store's shelves faster. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing the Retail Segment to optimize its course material sourcing and purchasing processes.
After internal sourcing, the bookstore purchases remaining inventory needs from outside suppliers and publishers. Out of stock inventory is minimized by managing inventory through our Wholesale Segment. For course material sales and rentals, we utilize sophisticated inventory management platforms to manage pricing and inventory across all stores. Our primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. We also receive a supply of used textbooks from students, through returns of previously rented and purchased books. We offer a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive up to 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not. In Fiscal 2022 and Fiscal 2021, during the COVID-19 pandemic, the impact of fewer students on campus and the increase in digital textbook usage, significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. As more students continue returning to campus in Fiscal 2023, returns of previously rented textbooks and buybacks of new and used textbooks have increased, but are still not at pre-COVID-19 levels, mainly attributed to the continued growth of digital textbooks and courseware products.
The larger physical bookstores feature an expanded selection of trade books (general reading). Merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.
General Merchandise
General merchandise vendors and product selection is driven by our central merchant organization that is responsible for curating the overall product assortment, as well as in partnership with Lids and Fanatics for logo and emblematic general merchandise assortment in-store and online, respectively. Benchmarks are established across school type, region and the demographics of each of our schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Our ability to support and promote our partner schools’ brands strengthens our relationships with the administration, faculty, alumni, fans, parents and students.
Our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing is impacted by the broader macro-economic global supply chain.
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
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform, which gives us the ability to reach approximately 7 million active students, parents, and alumni via email, and our on campus activities and opportunities with students and faculty, help to guide and inform our strategies and direction. In addition, we expect to benefit from the F/L Partnership for insights on logo and emblematic merchandise, brand selection and style preferences, as Lids may be able to identify certain retail trends for similar age demographics at their 1,100 Lids retail locations. We believe Lids has its finger on the pulse of the buyer behavior of the 12-20 year old student consumer to identify and act on trends prior to other retailers.
Our customizable technology delivers a seamless experience providing students and faculty with the ability to research, locate and purchase the most affordable course materials. Our platforms include single sign-on (“SSO”), student information system integration, registration integration, learning management system integration, real-time financial aid platform, point of

Index to Form 10-K Index to FS
sale platform and course fee solutions. Through our fully-integrated purchasing process, students can purchase their course materials in-store, online, or when registering for classes.
Faculty and School Administrators
We support faculty and academic leadership with our proprietary online platform which allows for seamless content research, discovery and course material adoption, enabling them to offer course materials that are both relevant and affordable for their students.
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
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and schools with cash inflows collected from schools, including modifying payment terms in existing and future school contracts.
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
We are one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to approximately 3,000 physical bookstores, including our Retail Segment's 774 physical campus bookstores. Our wholesale business also sources and distributes new and used textbooks to our 592 virtual bookstores. Additionally, through our Wholesale Segment, we sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 340 college bookstores.
Our Wholesale business provides a competitive advantage for our First Day Complete program, relative to other equitable access programs in the industry, as we are able to source used physical textbooks for our First Day Complete program directly from our Wholesale segment at a lower cost. Additionally, our Wholesale Segment serves as a key consolidation and staging platform of individual student orders, pre-timed shipping for bulk deliveries and store handling and student pick up efficiencies.
Product and Service Offerings
Product and Service offerings include:
•Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 264,000 textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.
Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,016 titles) and Pearson Education’s consignment rental program (which includes approximately 817 titles). Through our centrally located, advanced distribution center, we offer the seamless integration of these consignment rental programs and centralized administration and distribution to 1,576 stores, including the Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
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

Index to Form 10-K Index to FS
Supply Chain Management
Our Wholesale Segment serves as the hub of BNED’s physical book ecosystem. Our relationships with institutional bookstores, other bookstore operators, book dealers, publishers, and other distributors and wholesalers secures a supply of high demand new and used textbooks, which is critical to the success of the wholesale business. A primary supplier of used textbooks are students, through the return of previously rented and purchased books to their campus bookstore. Through our proprietary Database Buying Guide, we have access to the best maintained, most accurate, and most complete source of college textbook information available - a key asset that allows us to develop superior supply and demand insights and risk management capabilities. In Fiscal 2022 and Fiscal 2021, during the COVID-19 pandemic, the impact of fewer students on campus significantly impacted our on-campus buyback programs which supply Wholesale’s used textbook inventory for future selling periods. In Fiscal 2023, as more students returned to campus, returns of previously rented textbooks and buyback of new and used textbooks have increased, but still not at pre-COVID-19 levels. Our ability to source new and used textbooks is also impacted by the broader macro-economic global supply chain.
Our broad wholesale distribution channel and warehousing systems also drives inventory efficiencies, allowing us to optimize our textbook sourcing, distribution and liquidation processes for BNC’s retail stores. We leverage our wholesale distribution channel and warehousing systems to optimize our low-cost physical textbook availability for use in our retail programs, including First Day Complete.
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
Seasonality
Our wholesale business is highly seasonal, as a major portion of quarterly sales and operating profit is realized during the first, second and third fiscal quarters, when textbooks are sold for retail distribution.
COMPETITION
We operate within a competitive and rapidly changing business environment, and each of our lines of business face competition for the products and services they offer. As it relates to our full service campus bookstore operations, Follett Corporation is the primary competitor for institutional contracts. We also compete with other vendors, including eCampus, University Gear, Valore Campus, Textbook Brokers, Texas Book Company, Slingshot, Akademos, and on occasion, Ambassador Educational Solutions for virtual store operations. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g., Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc., and Red Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials. VitalSource recently acquired Akademos, providing a distribution solution for print materials.
Competitors for institutional contracts for our cafe and convenience general merchandise offerings include Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Walmart, Amazon, Dick’s Sporting Goods, Fanatics, Lids, and other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
Competitors for our wholesale new and used textbook inventory and distribution include Amazon, Valore Books, and Texas Book Company.
TRENDS AND OTHER BUSINESS CONDITIONS AFFECTING OUR BUSINESS
The market for educational materials continues to undergo significant change. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:
•Overall Capital Markets, Economic Environment, College Enrollment and Consumer Spending Patterns. Our business is affected by capital markets, the overall economic environment, funding levels at colleges and universities, by changes in enrollments at colleges and universities, and spending on course materials and general merchandise
•Capital Market Trends: We may require additional capital in the future to sustain or grow our business, including implementation of our strategic initiatives. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. These factors have and could continue to materially

Index to Form 10-K Index to FS
adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions.
•Economic Environment: Retail general merchandise sales are subject to short-term fluctuations driven by the broader retail environment and other economic factors, such as interest rate fluctuations and inflationary considerations. Broader macro-economic global supply chain issues could impact our ability to source textbooks, school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing. Union and labor market issues may also impact our ability to provide services and products to our customers. A significant reduction in U.S. economic activity could lead to decreased consumer spending.
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. We continue to see downward enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
•Increased Use of Open Educational Resources ("OER"), Online and Digital Platforms as Companions or Alternatives to Traditional Course Materials, Including Artificial Intelligence ("AI") Technologies. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms.
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
•Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, publishers, including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, including student-to-student transactions over the Internet, and multi-title subscription access.
•Supply Chain and Inventory. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. In Fiscal 2021 and Fiscal 2022, during the COVID-19 pandemic, the impact of fewer students on campus, and the resulting increase in transition to digital materials, has significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day Complete and First Day Models. Offering course materials sales through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models

Index to Form 10-K Index to FS
that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. While we plan to move many institutions to First Day Complete in Fiscal 2024, and the majority of our schools by Fiscal 2025, we cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as equitable and inclusive access programs and publisher subscription models) and general merchandise.
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
•Impact of the COVID-19 Pandemic: Although most academic institutions have since reopened after the COVID-19 pandemic, the lingering impacts of the pandemic have resulted in changes in customer behaviors, lower enrollments, and an evolving educational landscape. Some institutions are still providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. The impact of COVID-19 store closings during Fiscal 2021 to Fiscal 2022 resulted in the loss of cash flow and increased borrowings that we would not otherwise have expected to incur.
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

Index to Form 10-K Index to FS
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
The Company is subject to certain laws relating to the collection, use, retention, security and transfer of personal information. In many cases, these laws and regulations apply to not only third-party transactions, but also may impact transfers of personal information among the company and its affiliates. Nine U.S. states have enacted comprehensive consumer privacy laws as of June 1, 2023.
The California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA, as amended, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, and became fully operative on January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement.
The Virginia Consumer Data Protection Act (“VCDPA”), similar in scope to CCPA, went into effect on January 1, 2023. VCDPA is the second U.S. state-level consumer privacy law after CCPA, but unlike California, will not apply to employees and business contacts, nor provide for a private right of action. VCDPA also defines the “sale” of personal information narrowly, including only exchanges for monetary consideration.
Colorado is the third state to enact a comprehensive data privacy statute, the Colorado Privacy Act (“CPA”). CPA takes effect on July 1, 2023. Although similar in scope to VCDPA, CPA defines “sale” of personal information in the same manner as CCPA, which includes any exchange for monetary or any other valuable consideration. The Connecticut Data Privacy Act (“CTDPA”) also takes effect on July 1, 2023. CTDPA protects a Connecticut consumer acting in an individual or household context, but does not protect an individual acting in an employment context.
The Utah Consumer Privacy Act, which adopts the VCDPA’s definition of “sale” of personal information. goes into effect on December 31, 2023. On March 29, 2023, Iowa became the sixth state to pass a comprehensive consumer privacy law, joining Utah, Connecticut, Colorado, Virginia and California. The Iowa Consumer Data Protection Act will go into effect on January 1, 2025. On May 1, 2023, Indiana became the seventh state to pass similar data privacy legislation, the Indiana Data Privacy Law, which will become effective January 1, 2026. The Tennessee Information Protection Act, enacted on May 11, 2023, will go into effect on July 1, 2024. On May 19, 2023, Montana became the ninth state to enact a comprehensive consumer privacy law, the Montana Consumer Data Privacy Act, which goes into effect October 1, 2024.
HUMAN CAPITAL
Overview
As of April 29, 2023, we had approximately 4,250 domestic employees, of which approximately 2,650 were full-time and the remaining were regularly scheduled part-time employees, and approximately 370 full-time international employees. In addition, we employed approximately 7,600 temporary and seasonal domestic employees during peak periods during Fiscal 2023. Of our approximate 3,030 full-time employees, 2,450 work in our Retail Segment, 270 work in our Wholesale Segment, 290 worked in our Digital Student Solutions Segment (which was sold in May 2023) and 20 work in corporate support functions. Our employees are not represented by unions, except for 10 employees. We believe that our relationship with our employees is good.
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

Index to Form 10-K Index to FS
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
We also provide our eligible employees the opportunity to participate in a 401(k)-retirement savings plan which includes a 100% Company match of the employee’s elective contributions up to 4% of eligible compensation. We offer a competitive benefits package for eligible employees and an employee discount on merchandise purchased from our stores. Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of fiscal year discretionary match, in lieu of the current pay period match.
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
Inclusion and Diversity
We are focused on creating an inclusive culture and a diverse employee base to better serve our diverse customer base. We provide programming to our employees on inclusion and diversity topics. Approximately, 59% of our full-time and part-time domestic employees identify as women and approximately 43% identify as ethnically diverse.
We have required all employees to complete training aimed at preventing harassment and discrimination and will be adding training in Fiscal 2024 regarding inclusion and diversity and unconscious bias. We have also created a D&I taskforce and engaged an outside consultant to evaluate current practices and impressions and assist us in educating employees on aspects of diversity and inclusion about which they may not have been aware.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 28, 2023):

Name	Age	Position
Michael P. Huseby	68	Chief Executive Officer and Director
Michael C. Miller	51	Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Secretary
Jonathan Shar	54	Executive Vice President, BNED Retail and President, Barnes & Noble College Booksellers, LLC
Seema C. Paul	59	Senior Vice President, Chief Accounting Officer
Michael P. Huseby, age 68, serves as our Chief Executive Officer and a member of the Board of Directors. He was a member of the Board of Directors of Barnes & Noble from January 2014 and served as the Chief Executive Officer of Barnes & Noble until the complete legal and structural separation of the Company from Barnes & Noble on August 2, 2015. Mr. Huseby was elected to the Board of Directors of the Company and was appointed Executive Chairman effective August 2, 2015. Effective September 19, 2017, Mr. Huseby became Chief Executive Officer of the Company in addition to his role as Chairman of the Board of Directors. Mr. Huseby served as Chairman of the Board of Directors of the Company from August 2, 2015 to June 25, 2022. Previously, Mr. Huseby was appointed President of Barnes & Noble in July 2013, and Chief Financial Officer of Barnes & Noble in March 2012. From 2004 to 2011, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation, a leading telecommunications and media company, which was acquired by the Altice Group in June 2016. He served on the Cablevision Systems Corporation Board of Directors in 2000 and 2001. Prior to

Index to Form 10-K Index to FS
joining Cablevision, Mr. Huseby served as Executive Vice President and Chief Financial Officer of Charter Communications, Inc., a large cable operator in the United States. Mr. Huseby served on the Board of Directors of Charter Communications from May 2013 through May 2016. Mr. Huseby served as Executive Vice President, Finance and Administration, of AT&T Broadband, a leading provider of cable television services from 1999 to 2002, when it was sold to Comcast Corporation. In addition, Mr. Huseby spent over 20 years at Arthur Andersen, LLP and Andersen Worldwide, S.C., where he held the position of Global Equity Partner serving a myriad of clients, including a number of large publicly-traded companies. Mr. Huseby served on the Board of Directors of CommerceHub, Inc., a cloud-based e-commerce fulfillment and marketing software platform company previously listed on Nasdaq, from July 2016 until May 2018 with his tenure ending upon the consummation of the sale of CommerceHub to financial sponsors. While on the Board of CommerceHub, Mr. Huseby served as chair of the Audit Committee and as a member of the Compensation Committee.
Michael C. Miller, age 51, serves as our Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Corporate Secretary. Previously, Mr. Miller served as Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
Jonathan Shar, age 54, has served as our Executive Vice President, BNED Retail and President, Barnes & Noble College Booksellers, LLC since October 2021. Prior to that, he served as Executive Vice President, Retail. Mr. Shar has overall responsibility for the growth and profitability of the Company’s Retail segment, including the development and implementation of client-focused solutions that deliver innovation and increased value to the higher education marketplace; and providing strategic direction and operational leadership across the Company’s physical campus bookstores and e-commerce sites nationwide. Mr. Shar also leads strategy and execution for merchandising, marketing, and business development, serving the higher education and K-12 markets. Previously, Mr. Shar served as Senior Vice President, Revenue and Product Development for the Company. Prior to joining BNED in 2018, Mr. Shar was Chief Marketing Officer at Akademos, Inc., an e-commerce and digital marketing company that provides online bookstore services, from 2014 to 2018. He previously was the General Manager of NOOK Digital Content at Barnes & Noble, Inc. where he oversaw business development, product development and marketing for the Global NOOK Newsstand, NOOK Video and NOOK Apps digital businesses. Prior to his nearly five years with NOOK, he served as Senior Vice President and General Manager at CNNMoney, responsible for the CNNMoney website and mobile franchise. Prior to that, he was Vice President of Consumer Marketing at Sports Illustrated Group and Director of Consumer Marketing for FORTUNE Magazine Group.
Seema C. Paul, age 59, has served as our Senior Vice President, Chief Accounting Officer since July 2015. In this role she manages the external reporting, technical accounting, and corporate accounting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.

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
Risks Relating to Our Business and Industry
We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.
We must have sufficient sources of liquidity to fund working capital requirements. The combination of cash-on-hand, cash flow received from operations, funds available under our credit agreements and short-term vendor financing must be sufficient to meet our normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy our requirements, we may not operate as a going concern and will need to seek additional financing. In addition, we may require additional capital in the future to sustain or grow our business, including implementation of our strategic initiatives. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. Additional financing may not be available to us on favorable terms when required or at all. Failure to secure adequate financing when required could lead to going concern issues, the consequences of which would have a severe negative impact upon our business. These factors could also materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy worsens, our business, results of operations and financial condition could be materially and adversely affected. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution. There can be no assurances that such financing can or will be obtained at any time in the future if needed.
In addition, as noted above, our liquidity is dependent in part on the availability of funds under our credit agreements. If we are not able to comply with the covenants under our credit agreements, we may need to seek consents, waivers and/or amendments to our credit agreements from our lenders to avoid an event of default thereunder. Although we have been successful in negotiating consents, waivers and /or amendments to our credit agreements, we may be unsuccessful in negotiating any further consents, waivers and/or amendments to any such agreements as we may deem necessary. Further, the terms of any such consents, waivers and /or amendments may be less favorable than the current terms of our credit agreements or may impose additional restrictions on the operations of our business. Under such circumstances, our business and liquidity could be materially and adversely affected. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores; Textbook Brokers and Texas Book Company, bookstore management and operations providers; Slingshot; and BBA Solutions, a college textbook retailer. Our online/virtual course material store operations also face competition from eCampus, an online provider of course materials, and Akademos, a virtual bookstore and marketplace for academic institutions, and on occasion, Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from e-Textbook/digital content providers, VitalSource Technologies, Inc., and Red Shelf. Our wholesale business competes with Amazon, BBA Solutions, and Texas Book Company. Competitors that compete with our general merchandise offerings include Amazon, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and

Index to Form 10-K Index to FS
systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model, including our BNC First Day equitable and include access models. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user-generated and faculty-created content; and sharing or non-purchase of required course materials by students.
We have encountered and will continue to encounter these risks and, if we do not manage them successfully, our business, financial condition, results of operations and prospects may be materially and adversely affected.
Our business depends on our ability to attract and retain talented employees, including senior management.
Management believes that our continued success will depend to a significant extent upon the efforts and abilities of certain of our executive officers and senior management, many of whom have significant experience and strong commercial relationships in our industry and capital market relationships. The loss of any of these individuals could harm our business, financial condition and results of operations. We do not maintain “key man” life insurance on any of our officers or other employees. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. The COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity, which has impacted our recruitment and retention of employees.
In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
We also rely on a significant number of personnel to operate our stores, fulfillment network, and carry out our other operations. Failure to successfully hire, train, manage, and retain sufficient personnel to meet our needs can strain our operations, increase payroll and other costs, and harm our business and reputation. In addition, changes in laws and regulations applicable to employees, independent contractors, and temporary personnel could increase our payroll costs, decrease our operational flexibility, and negatively impact how we are able to staff our operations and supplement our workforce.
We are also subject to labor union efforts to organize groups of our employees from time to time. These organizational efforts, if successful, decrease our operational flexibility, which could adversely affect our operating efficiency. In addition, our response to any organizational efforts could be perceived negatively and harm our business and reputation.
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
In addition, we may face significant competition in retaining existing physical and virtual store contracts and when renewing those contracts as they expire. Our physical bookstore contracts are typically for five years with renewal options, and most contracts are cancellable by either party without penalty with 90 to 120 days notice. Our virtual bookstore contracts are typically for three to five years, and most are cancellable without penalty with notice. Despite the lower startup and ongoing operating expense associated with virtual stores, the loss of such contracts could impact revenue and profitability. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.

Index to Form 10-K Index to FS
We face the risk of disruption of supplier relationships.
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2023, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 28% of our merchandise purchased, with the largest supplier accounting for approximately 8% of our merchandise purchased. Our wholesale business sources over 90% of its inventory from two primary channels, approximately 54% from third-party suppliers and approximately 38% from retail bookstores (including our retail bookstores). While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Furthermore, certain of our merchandise is sourced indirectly from outside the United States. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, public health crises, epidemics, and pandemics, and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise.
We face the risk of fluctuating inventory supplies as a consequence of changes in the way publishers distribute course materials.
Our traditional retail and wholesale businesses are dependent on the continued supply of textbooks. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally or a significant unfavorable change in our relationships with key suppliers could adversely impact our business. In addition, any significant change in the terms that we have with our key suppliers, including purchase or rental terms, payment terms, return policies, the discount or margin on products or changes to the distribution model of textbooks, could adversely affect our financial condition and liquidity. For example, some textbook publishers have proposed to supply textbooks on consignment terms, instead of selling to us, which would eliminate those titles from the used textbook inventory supply. With respect to our wholesale business, the demand for used and new textbooks is typically greater than the available supply, and our wholesale business is highly dependent upon its ability to build its textbook inventory from publishers and suppliers in advance of the selling season. These publisher and supplier relationships are not generally governed by long-term contracts and publishers and suppliers could choose not to sell to us. Any negative impact on our ability to build our textbook inventory could have an adverse impact on financial results.
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
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Educations consignment rental program (which includes approximately 1,016 titles) and Pearson Education’s consignment rental program (which includes approximately 817 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,576 stores, including our Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract-managed campus bookstores, as well as our physical and virtual bookstores.
In addition, the profit margins associated with the traditional distribution model are fairly predictable and constant, but the move to a model of increased consignment rental programs combined with pressure to provide more affordable course materials to students could result in lower profit margins for a substantial part of our wholesale and retail business.

Index to Form 10-K Index to FS
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
Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations.
We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. An inability to negotiate acceptable terms with these companies or performance problems, staffing limitations, union strikes, or other difficulties experienced by these companies or by our own transportation systems, including as a result of labor market constraints and related costs, could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues, labor or trade disputes, and similar events.
We currently rely on a limited number of third-party global providers to deliver inventory to us and completed orders to our customer. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. We have from time to time experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of an infectious disease may also continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.
Our ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by other factors beyond our and/or these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war, or terrorism or other events specifically impacting other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. For example, a strike by employees of any of our third-party global providers or a port worker strike, work slow-down or other transportation disruption could significantly disrupt our business. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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
Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools, including modifying payment terms in existing and future school contracts.

Index to Form 10-K Index to FS
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
The impact of public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity.
Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in Fiscal 2021 and Fiscal 2022. The COVID-19 pandemic, and measures taken to contain it, have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties.
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
•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic; and
•governmental orders have forced many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and maintain our financial reporting processes and related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks.

Index to Form 10-K Index to FS
Risks relating to our Strategic Plan
Our results also depend on the successful implementation of our strategic initiatives, including implementation of our BNC First Day equitable and inclusive access course material models. We may not be able to implement this strategy successfully, on a timely basis, or at all.
In response to our changing business environment and to adapt to industry trends, we are focused on offering course materials sales through our equitable and inclusive access First Day Complete and First Day models to meet the market demands of reducing costs to students and contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. While we plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our campus stores in Fiscal 2025, we cannot guarantee that we will be able to achieve these plans within these timeframes or at all. While we believe we have the capital resources, experience, management resources and internal systems to successfully implement our BNC First Day equitable and inclusive access models across our client portfolio, we may not be successful in implementing this strategy. The implementation of this strategy is a complex process and relies on leveraging our services and relationships to help accelerate the adoption of our First Day Complete strategy. The success of our future operating results will be dependent upon rapid customer adoption of BNC First Day equitable and inclusive access models and our ability to scale our business to meet customer demand appropriately. If colleges and universities, faculty and students are not receptive to our BNC First Day equitable and inclusive access models or these models do not meet the expectations of these constituencies, there could be a negative impact on the implementation of our strategy. To successfully execute on this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.
Part of our strategy includes the successful execution of strategic acquisitions and partnerships, including our strategic partnership with VitalSource Technologies, Inc. (“VST”) and the F/L Partnership which may not be successful.
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
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationship with VST and the F/L Partnership, will depend in part on our ability to work with our strategic partners to integrate our systems, simplify the customer experience, offer compelling solutions to our customers, and maintain financially beneficial terms. Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
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

Index to Form 10-K Index to FS
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
Our business involves the receipt, storage, processing and transmission of personal information about customers and employees. In accordance with our published privacy policies, we may share non-deidentified personal information about such persons between our affiliates and with vendors and third parties that assist with certain aspects of our business pursuant to written agreements. Also, in connection with our student financial aid platform and the processing of college and university debit cards, we have access to certain student personal information that has been provided to us by the colleges and universities we serve. Our handling and use of personal information is subject to applicable federal and state privacy and information security laws and regulations and industry standards, such as the Payment Card Industry Data Security Standard. As an entity that provides services to institutions of higher education, we are contractually bound to handle certain personal information from student education records in accordance with the requirements of Family Educational Rights and Privacy Act (“FERPA”). Privacy and information security laws, regulations, and applicable industry standards are evolving rapidly, and our on-going compliance with them may result in cost increases due to necessary systems changes and the development of new processes, which may be difficult to timely implement. If we fail to materially comply with these applicable laws, regulations and industry standards, we could be subject to increased legal risk. In addition, even if we materially comply with all applicable laws, regulations and industry standards, and even though we have taken significant steps to protect non-deidentified personal information, e.g., encrypting such personal information in transit and at rest, we could experience a data security breach, and our reputation could be damaged, possibly resulting in a material breach of contract with one or more of our clients, litigation, and/or lost future sales or decreased usage of credit and debit card products. Further, in the event that we disclose unencrypted, non-deidentified student information in violation of our contractual FERPA obligations, the U.S. Department of Education could require a client to suspend our access to their student information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our proprietary information or our customers' and employees' personal information, and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable laws, regulations or industry standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal, and added personnel, and a loss of confidence in our security measures, which could harm our business or affect investor confidence. Data security breaches may also result from non-malicious and non-technical means (for example, inadvertent actions by an employee).
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
Although most of our operations are in the United States, we do have some operations and offer some services and products internationally. Our international operations subject us to a complex array of international laws and regulations relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of data protection laws in the United States and elsewhere are rapidly evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our current data practices. Complying with applicable international laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Further, although we continue to implement internal controls and procedures designed to protect our proprietary and confidential information, and non-deidentified customer and employee personal data, including sensitive personal data, in order to comply with privacy and information security laws, and regulations, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks. Such a security breach or data loss could lead to negative publicity, damage to our reputation, exposure to litigation and liability, theft, modification or destruction of proprietary information and personal data, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and remediation and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

Index to Form 10-K Index to FS
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
•The California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA, as amended, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, and became fully operative on January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement;
•The Virginia Consumer Data Protection Act (“VCDPA”), similar in scope to CCPA, went into effect on January 1, 2023. VCDPA is the second U.S. state-level consumer privacy law after CCPA, but unlike California, will not apply to employees and business contacts, nor provide for a private right of action. VCDPA also defines the “sale” of personal information narrowly, including only exchanges for monetary consideration;
•Colorado is the third state to enact a comprehensive data privacy statute, the Colorado Privacy Act (“CPA”). CPA takes effect on July 1, 2023. Although similar in scope to VCDPA, CPA defines “sale” of personal information in the same manner as CCPA, which includes any exchange for monetary or any other valuable consideration;
•The Connecticut Data Privacy Act (“CTDPA”) also takes effect July 1, 2023. CTDPA protects a Connecticut consumer acting in an individual or household context, but does not protect an individual acting in an employment context.
•The Utah Consumer Privacy Act (“UCPA”) adopts the VCDPA’s definition of “sale” of personal information. UCPA goes into effect on December 31, 2023;
•On March 29, 2023, Iowa became the sixth state to pass a comprehensive consumer privacy law, joining Utah, Connecticut, Colorado, Virginia and California. The Iowa Consumer Data Protection Act will go into effect on January 1, 2025;
•On May 1, 2023, Indiana became the seventh state to pass similar data privacy legislation, the Indiana Data Privacy Law, which will become effective January 1, 2026.
•The Tennessee Information Protection Act, enacted on May 11, 2023, will go into effect on July 1, 2024.
•On May 19, 2023, Montana became the ninth state to enact comprehensive consumer privacy law, the Montana Consumer Data Privacy Act, which goes into effect October 1, 2024.
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

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
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
•our ability to obtain financing as needed, when needed, and on favorable terms;
•the terms of any financing through the issuance of additional equity or equity-linked securities;
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

Index to Form 10-K Index to FS
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
For our physical campus retail operations, we typically have the exclusive right to operate the official physical school bookstore on college campuses through multi-year management service agreements with our schools. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. These contracts with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancellable by either party without penalty with 90 to 120 days' notice.
As of April 29, 2023, these contracts for the 774 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2024	92
2025	67
2026	69
2027	74
2028	58
2029 and later	414

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
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2023, 2022, and 2021, we did not repurchase shares under the stock repurchase program. As of April 29, 2023, approximately $26.7 million remains available under the stock repurchase program.
During the years ended April 29, 2023, April 30, 2022, and May 1, 2021, we also repurchased 347,808 shares, 239,751 shares, and 414,174 shares, respectively, of our common stock in connection with employee tax withholding obligations for vested stock awards.
Dividends
We paid no other dividends to common stockholders during the years ended April 29, 2023, April 30, 2022, and May 1, 2021. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements.

Index to Form 10-K Index to FS
Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Fiscal Year (a)(b)
(In thousands of dollars, except for share and per share amounts)	2023	2022 (c)	2021 (c)	2020 (c)	2019
STATEMENT OF OPERATIONS DATA:
Total sales	$1,543,208	$1,495,734	$1,406,516	$1,827,402	$2,013,304
Cost of sales (exclusive of depreciation and amortization expense):	1,193,769	1,152,902	1,176,173	1,404,166	1,505,608
Gross profit	349,439	342,832	230,343	423,236	507,696
Selling and administrative expenses	357,611	353,968	316,164	385,300	409,376
Depreciation and amortization expense	42,163	42,124	45,204	53,190	57,891
Impairment loss (non-cash) (d)	6,008	6,411	27,630	433	57,748
Restructuring and other charges (d)	10,103	944	10,107	18,567	6,836
Transaction costs	—	—	—	—	154
Operating loss	(66,446)	(60,615)	(168,762)	(34,254)	(24,309)
Interest expense, net	22,683	10,096	8,087	7,445	9,780
Loss from continuing operations before income taxes	(89,129)	(70,711)	(176,849)	(41,699)	(34,089)
Income tax expense (benefit)	1,011	(9,152)	(43,280)	(9,895)	(12,263)
Loss from continuing operations, net of tax	(90,140)	(61,559)	(133,569)	(31,804)	(21,826)
Loss from discontinued operations, net of tax (b)	(11,722)	(7,298)	(6,241)	(6,446)	(2,548)
Net loss	$(101,862)	$(68,857)	$(139,810)	$(38,250)	$(24,374)

Loss per common share:
Basic and Diluted
Continuing operations	$(1.72)	$(1.19)	$(2.69)	$(0.66)	$(0.46)
Discontinued operations (b)	(0.22)	(0.14)	(0.12)	(0.14)	(0.06)
Total Basic and Diluted Earnings per share	$(1.94)	$(1.33)	$(2.81)	$(0.80)	$(0.52)
Weighted average common shares - Basic and Diluted (thousands):	52,454	51,797	49,669	48,013	47,306

	Fiscal Year (a)(b)
(In thousands of dollars, except for share and per share amounts)	2023	2022 (c)	2021 (c)	2020 (c)	2019
OTHER OPERATING DATA - Continuing Operations:
Adjusted EBITDA (non-GAAP) (e)
Retail	$10,640	$8,679	$(66,827)	$36,227	$89,094
Wholesale	3,239	3,782	18,598	21,567	35,018
Corporate Services and Eliminations	(22,025)	(22,777)	(21,887)	(19,044)	(25,339)
Total Adjusted EBITDA (non-GAAP)	$(8,146)	$(10,316)	$(70,116)	$38,750	$98,773

Adjusted Earnings (non-GAAP) (e)	$(74,003)	$(53,384)	$(93,890)	$(17,104)	$26,811

Capital expenditures	$25,092	$33,607	$27,562	$30,767	$34,976

OTHER OPERATING DATA - STORE COUNT:
Number of physical stores at period end	774	805	769	772	772
Number of virtual stores at period end	592	622	648	647	676
Total number of stores at period end	1,366	1,427	1,417	1,419	1,448

Index to Form 10-K Index to FS

	Fiscal Year (a)(b)
(In thousands of dollars, except for share and per share amounts)	2023	2022 (c)	2021 (c)	2020 (c)	2019
BALANCE SHEET DATA (at period end):
Merchandise and rental inventory	$353,328	$323,466	$309,804	$469,649	$467,323
Total assets (b)	$980,779	$1,071,553	$1,031,113	$1,158,138	$952,337
Total liabilities (b)	$850,028	$843,179	$738,102	$740,387	$501,709
Short-term debt	$—	$40,000	$50,000	$75,000	$100,000
Long-term debt	$182,151	$185,700	$127,600	$99,700	$33,500
Total stockholders' equity	$130,751	$228,374	$293,011	$417,751	$450,628
(a)Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2023” means the 52 weeks ended April 29, 2023, “Fiscal 2022” means the 52 weeks ended April 30, 2022, “Fiscal 2021” means the 52 weeks ended May 1, 2021, “Fiscal 2020” means the 53 weeks ended May 2, 2020, and “Fiscal 2019” means the 52 weeks ended April 27, 2019.
(b)During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to the DSS Segment are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax" for all periods presented. Certain assets and liabilities associated with the DSS Segment are presented in our consolidated balance sheets as "Assets Held for Sale" and "Liabilities Held for Sale."
(c)    During Fiscal 2022, Fiscal 2021 and Fiscal 2020, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(d)    For additional information, see Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies and Note 9. Supplementary Information.
(e)    To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA and Adjusted Earnings, which are non-GAAP financial measures as defined by the Securities and Exchange Commission (the “SEC”). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted Earnings (non-GAAP) and - Adjusted EBITDA (non-GAAP).

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2024” means the 52 weeks ended April 27, 2024, “Fiscal 2023” means the 52 weeks ended April 29, 2023, “Fiscal 2022” means the 52 weeks ended April 30, 2022, and “Fiscal 2021” means the 52 weeks ended May 1, 2021.
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,366 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During Fiscal 2023, BNC First Day total revenue increased 48% from the prior year period. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), win new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. During Fiscal 2023, Retail Gross Comparable Store general merchandise sales increased by 8.6%.
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
For a discussion of our business, see Part I - Item 1. Business.
Sale of Digital Student Solutions ("DSS") Segment
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Certain assets and liabilities associated with the DSS Segment are presented in our consolidated balance sheets as "Assets Held for Sale" and "Liabilities Held for Sale". The results of operations related to the DSS Segment are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of the DSS Segment are also presented separately in our consolidated statements of cash flows.
On May 31, 2023, subsequent to the end of Fiscal 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the first quarter of Fiscal 2024, we expect to record a Gain on Sale of Business in the range of $2.5 million to $4.5 million. Net

Index to Form 10-K Index to FS
cash proceeds from the sale was used for debt repayment and provided additional funds for working capital needs under our Credit Facility.
Cost Savings Initiative
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We have taken steps to significantly reduce our workforce during non-rush seasonal sales periods, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs. reduced capital expenditures, and evaluated operating contractual obligations for cost savings. We have achieved meaningful cost savings from this program of approximately $17 million during the year ended April 29, 2023. These initiatives are expected to provide annualized savings of $30 million to $35 million in Fiscal 2024. Management's plans over the next twelve months include the further reduction of gross capital expenditures and other cost saving measures of approximately $25 million. Management believes that these plans are within its control and probable of being implemented on a timely basis.
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition.
•First Day Complete is adopted by an institution and includes all undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our schools by Fiscal 2025, with continued relative adoption of this model thereafter.
For the 2023 Spring Term, 116 campus stores adopted our First Day Complete course materials delivery program, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment for the 2022 Spring Term. During the 52 weeks ended April 29, 2023, First Day Complete sales increased by $93 million to $198 million, or 88%, as compared to $105 million in the prior year period.
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
Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital. Through the pending installation of Lids "Custom Zones" at certain stores, our stores will offer a

Index to Form 10-K Index to FS
differentiated shopping experience, that lets students, parents, alumni, fans, and campus clubs personalize school merchandise that’s sold in the store. These Custom Zones will drive incremental foot traffic, increase in-store dwell time, and grow sales opportunities. The installation of traffic counters at certain stores provides comprehensive store analytics that help us optimize the customer experience and business outcomes, by better aligning staffing with peak traffic hours, identifying opportunities to increase conversion, or assessing promotional effectiveness.
On April 4, 2021, as contemplated by the F/L Partnership's merchandising agreement, we sold our logo and emblematic general merchandise inventory to Lids, which was finalized during the first quarter of Fiscal 2022. Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 4, 2021.
In December 2020, Fanatics, Inc. and Lids Holdings, Inc. jointly made a $15 million strategic equity investment in BNED. In addition to its equity investment, on June 7, 2022, we entered into a $30 million term loan credit agreement with TopLids LendCo, LLC and Vital Fundco, LLC, another strategic partner. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data.
COVID-19 Pandemic Business Impact
Our business was significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. The impact of COVID-19 store closings during Fiscal 2021 to Fiscal 2022 resulted in the loss of cash flow and increased borrowings that we would not otherwise have expected to incur. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. We cannot accurately predict the duration or extent of the lingering impact of the COVID-19 pandemic on enrollments, primarily at community colleges and international student enrollment, campus activities, university budgets, athletics, the continuation of remote and hybrid class offerings, and other areas that directly affect our business operations.
Segments
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to any specific reporting segment and continue to be presented as “Corporate Services”. The following discussion provides information regarding the three segments.
Retail Segment
The Retail Segment operates 1,366 college, university, and K-12 school bookstores, comprised of 774 physical bookstores and 592 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment also offers equitable and inclusive access programs, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,000 physical bookstores (including our Retail Segment's 774 physical bookstores) and sources and distributes new and used textbooks to our 592 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 340 college bookstores.
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
Retail product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized at the point of sale as product revenue in our consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Depending on the product mix offered under the BNC First Day offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and schools with cash inflows collected from schools, including modifying payment terms in existing and future school contracts.
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
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Certain assets and liabilities associated with the DSS Segment are presented in our consolidated balance sheets as current "Assets Held for Sale" and current "Liabilities Held for Sale". The results of operations related to the DSS Segment are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of the DSS Segment are also presented separately in our consolidated statements of cash flows.
Our sales are primarily derived from the sale of course materials, which include new, used, rental and digital textbooks. Additionally, at college and university bookstores which we operate, we sell general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, and other services.
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services as discussed in the Overview - Segments discussion above.

Index to Form 10-K Index to FS
Results of Operations Summary - Continuing Operations (a)

	52 weeks ended
Dollars in thousands	April 29, 2023 (a)	April 30, 2022 (b)	May 1, 2021 (b)
Sales: (c)
Product sales and other	$1,406,655	$1,362,380	$1,272,366
Rental income	136,553	133,354	134,150
Total sales	$1,543,208	$1,495,734	$1,406,516

Gross Profit	$349,439	$342,832	$230,343

Net loss from continuing operations	$(90,140)	$(61,559)	$(133,569)

Adjusted Earnings (non-GAAP) - Continuing Operations (d)	$(74,003)	$(53,384)	$(93,890)

Adjusted EBITDA (non-GAAP) - Continuing Operations (d)
Retail	$10,640	$8,679	$(66,827)
Wholesale	3,239	3,782	18,598
Corporate Services	(22,000)	(23,002)	(22,079)
Eliminations	(25)	225	192
Total Adjusted EBITDA (non-GAAP)	$(8,146)	$(10,316)	$(70,116)

(a)During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)In Fiscal 2022 and Fiscal 2021, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(c)Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition. See Retail Gross Comparable Store Sales details.
(d)Adjusted Earnings and Adjusted EBITDA are a non-GAAP financial measures. See Adjusted Earnings (non-GAAP) and Adjusted EBITDA (non-GAAP) discussion below.
The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	52 weeks ended
Continuing Operations	April 29, 2023	April 30, 2022	May 1, 2021
Sales:
Product sales and other	91.2%	91.1%	90.5%
Rental income	8.8	8.9	9.5
Total sales	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	79.6	79.0	85.6
Rental cost of sales (a)	54.4	57.5	65.0
Total cost of sales	77.4	77.1	83.6
Gross margin	22.6	22.9	16.4
Selling and administrative expenses	23.2	23.7	22.5
Depreciation and amortization expense	2.7	2.8	3.2
Impairment loss (non-cash)	0.4	0.4	2.0
Restructuring and other charges	0.7	0.1	0.7
Operating loss from continuing operations	(4.3)%	(4.1)%	(12.0)%
(a) Represents the percentage these costs bear to the related sales, instead of total sales.

Index to Form 10-K Index to FS
Results of Operations - Discontinued Operations
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. The results of operations related to the DSS Segment are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." On May 31, 2023, subsequent to the end of Fiscal 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the first quarter of Fiscal 2024, we expect to record a Gain on Sale of Business in the range of $2.5 million to $4.5 million. Net cash proceeds from the sale was used for debt repayment and provided additional funds for working capital needs under our Credit Facility. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022	May 1, 2021
Total sales	$35,353	$35,666	$27,374
Cost of sales (a)	7,156	5,738	5,056
Gross profit (a)	28,197	29,928	22,318
Selling and administrative expenses	34,137	29,472	22,116
Depreciation and amortization	3,155	7,257	7,763
Restructuring costs	1,848	—	571
Transaction costs	381	—	—
Operating loss	(11,324)	(6,801)	(8,132)
Income tax expense (benefit)	398	497	(1,891)
Loss from discontinued operations, net of tax	$(11,722)	$(7,298)	$(6,241)

(a) Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $6.6 million, $5.1 million, and $4.3 million for the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.

Results of Operations - Continuing Operations
- 52 weeks ended April 29, 2023 compared with the 52 weeks ended April 30, 2022

	52 weeks ended, April 29, 2023 (a)
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,355,173	$106,366	$—	$(54,884)	$1,406,655
Rental income	136,553	—	—	—	136,553
Total sales	1,491,726	106,366	—	(54,884)	1,543,208
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,086,095	88,091	—	(54,704)	1,119,482
Rental cost of sales	74,287	—	—	—	74,287
Total cost of sales	1,160,382	88,091	—	(54,704)	1,193,769
Gross profit	331,344	18,275	—	(180)	349,439
Selling and administrative expenses	320,730	15,036	22,000	(155)	357,611
Depreciation and amortization expense	36,737	5,373	53	—	42,163
Impairment loss (non-cash)	6,008	—	—	—	6,008
Restructuring and other charges	2,964	916	6,223	—	10,103
Operating loss from continuing operations	$(35,095)	$(3,050)	$(28,276)	$(25)	$(66,446)

Index to Form 10-K Index to FS

	52 weeks ended, April 30, 2022 (a)(c)
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,306,310	$112,246	$—	$(56,176)	$1,362,380
Rental income	133,354	—	—	—	133,354
Total sales	1,439,664	112,246	—	(56,176)	1,495,734
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,040,022	92,464	—	(56,243)	1,076,243
Rental cost of sales	76,659	—	—	—	76,659
Total cost of sales	1,116,681	92,464	—	(56,243)	1,152,902
Gross profit	322,983	19,782	—	67	342,832
Selling and administrative expenses	315,124	16,000	23,002	(158)	353,968
Depreciation and amortization expense	36,635	5,418	71	—	42,124
Impairment loss (non-cash)	6,411	—	—	—	6,411
Restructuring and other charges	2,118	(2,131)	957	—	944
Operating (loss) income from continuing operations	$(37,305)	$495	$(24,030)	$225	$(60,615)

(a)    During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Operating Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)    For additional information related to the intercompany activities and eliminations, see Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Segment Reporting.
(c)    In Fiscal 2022, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
Sales
The following table summarizes our sales:

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022	%
Product sales and other	$1,406,655	$1,362,380	3.2%
Rental income	136,553	133,354	2.4%
Total Sales	$1,543,208	$1,495,734	3.2%
Our total sales increased by $47.5 million, or 3.2%, to $1,543.2 million during the 52 weeks ended April 29, 2023 from $1,495.7 million during the 52 weeks ended April 30, 2022 which is primarily related to higher course material sales, primarily due to our BNC First Day programs and higher general merchandise sales as many schools approach a more traditional on campus learning experience. The components of the sales variances for the 52 week period are reflected in the table below.

Sales variances	52 weeks ended April 29, 2023
Dollars in millions
Retail Sales
New stores	$78.3
Closed stores	(46.4)
Comparable stores (a)	25.7
Textbook rental deferral	0.9
Service revenue (b)	(3.8)
Other (c)	(2.6)
Retail Sales subtotal:	$52.1
Wholesale Sales	$(5.9)
Eliminations (d)	$1.3
Total sales variance:	$47.5

Index to Form 10-K Index to FS

(a)    Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition. For Retail Gross Comparable Store Sales details, see below.
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

	Fiscal 2023			Fiscal 2022
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	805	622	1,427	769	648	1,417
Opened	36	30	66	57	35	92
Closed	67	60	127	21	61	82
End of period	774	592	1,366	805	622	1,427
Generally, sales are impacted by revenue from net new/closed stores, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, athletic events, alumni events and prospective student campus tours, as schools approach a more traditional campus experience. We continued to experience higher sales related to our BNC First Day programs and higher general merchandise sales, especially for graduation products, logo products, and cafe and convenience products, as on campus traffic continues to grow compared to the prior year. Sales were negatively impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
Retail total sales increased by $52.1 million, or 3.6%, to $1,491.7 million during the 52 weeks ended April 29, 2023 from $1,439.7 million during the 52 weeks ended April 30, 2022. In addition, our sales and margins were positively impacted in Fiscal 2023 compared to Fiscal 2022 as a result of improved availability of used inventory which was constrained in 2022.
•Product sales and other increased by $48.9 million, or 3.7%, to $1,355.2 million during the 52 weeks ended April 29, 2023 from $1,306.3 million during the 52 weeks ended April 30, 2022. During the 52 weeks ended April 29, 2023, total course material product sales increased by $16.7 million, or 1.8%, to $927.9 million; total general merchandise product sales increased by $38.5 million, or 11.1%, to $385.5 million as students return to on campus activities, partially offset by a decrease in service and other revenue of $6.3 million, or 13.2%, to $41.8 million primarily due to lower shipping and handling income resulting from increased in-store order fulfillment.
•Revenue from our BNC First Day equitable and inclusive access programs increased by $112 million, or 48%, to $347 million during the 52 weeks ended April 29, 2023, as compared to $235 million during the 52 weeks ended April 30, 2022. Specifically, First Day Complete sales increased by $93 million, or 88%, to $198 million during the 52 weeks ended April 29, 2023, as compared to $105 million during the 52 weeks ended April 30, 2022. First Day sales increased by $19 million, or 15%, to $149 million during the 52 weeks ended April 29, 2023, as compared to $130 million during the 52 weeks ended April 30, 2022. As of April 29, 2023, 116 campus stores adopted our First Day Complete course materials delivery program for the 2023 Spring Term, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment in the 2022 Spring Term.
•Total course material rental income increased by $3.2 million, or 2.4%, to $136.6 million during the 52 weeks ended April 29, 2023 from $133.4 million during the 52 weeks ended April 30, 2022 primarily due to increased rental textbook activity in our First Day Complete program and improved availability of used textbook inventory.

Index to Form 10-K Index to FS
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
Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
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
The increase in course material sales was primarily due to the growth of BNC First Day equitable and inclusive access programs (as discussed above), partially offset by a shift to lower cost options and more affordable solutions, including digital offerings. The increase in general merchandise sales was primarily due to higher sales related to graduation products, logo products, and cafe and convenience products, as on campus traffic continues to grow compared to the prior year.
Retail Gross Comparable Store Sales variances for Retail by category for the 52 week period are as follows:

Dollars in millions	52 weeks ended
	April 29, 2023		April 30, 2022
Textbooks (Course Materials)	$4.1	0.4%	$21.2	2.3%
General Merchandise	43.9	8.6%	219.5	75.6%
Total Retail Gross Comparable Store Sales	$48.0	3.2%	$240.7	19.6%
Wholesale
Wholesale sales decreased by $5.9 million, or 5.2%, to $106.4 million during the 52 weeks ended April 29, 2023 from $112.2 million during the 52 weeks ended April 30, 2022. The decrease is primarily due to a decline in gross sales of $2.0 million from lower customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, and higher returns and allowances of $3.9 million.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 77.4% during the 52 weeks ended April 29, 2023 compared to 77.1% during the 52 weeks ended April 30, 2022. Our gross margin increased by $6.6 million, or 1.9%, to $349.4 million, or 22.6% of sales, during the 52 weeks ended April 29, 2023 from $342.8 million, or 22.9% of sales, during the 52 weeks ended April 30, 2022.
During the 52 weeks ended April 30, 2022, we recognized a merchandise inventory loss of $0.4 million in cost of goods sold in the Retail Segment. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.

Index to Form 10-K Index to FS
Retail
The following table summarizes the Retail cost of sales:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2023	% of Related Sales	April 30, 2022	% of Related Sales
Product and other cost of sales	$1,086,095	80.1%	$1,040,022	79.6%
Rental cost of sales	74,287	54.4%	76,659	57.5%
Total Cost of Sales	$1,160,382	77.8%	$1,116,681	77.6%
The following table summarizes the Retail gross margin:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2023	% of Related Sales	April 30, 2022	% of Related Sales
Product and other gross margin	$269,078	19.9%	$266,288	20.4%
Rental gross margin	62,266	45.6%	56,695	42.5%
Gross Margin	$331,344	22.2%	$322,983	22.4%
For the 52 weeks ended April 29, 2023, the Retail gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (50 basis points), driven primarily by lower margin rates (110 basis points) due to higher markdowns, higher inventory reserves, lower general merchandise margin rates, offset by lower shipping costs; higher contract costs as a percentage of sales related to our college and university contracts (40 basis points) resulting from contract renewals and new store contracts; partially offset by improved sales mix (95 basis points) primarily due to higher used textbook sales due to lower constraints on inventory availability, offset by lower margins due to a shift in buying patterns from physical textbooks to digital products, and higher general merchandise sales, including logo sales.
•Retail Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates primarily due to our First Day Complete program and favorable rental mix due to improved availability of used textbook inventory, partially offset by higher contract costs as a percentage of sales related to our college and university contracts resulting from contract renewals and new store contracts.
Wholesale
The cost of sales and gross margin for Wholesale were $88.1 million, or 82.8% of sales, and $18.3 million, or 17.2% of sales, respectively, during the 52 weeks ended April 29, 2023. The cost of sales and gross margin for Wholesale were $92.5 million, or 82.4% of sales, and $19.8 million, or 17.6% of sales, respectively, during the 52 weeks ended April 30, 2022. The gross margin decreased to 17.2% during the 52 weeks ended April 29, 2023 from 17.6% during the 52 weeks ended April 30, 2022. The decrease was primarily due to the unfavorable impact of higher markdowns of $2.3 million and returns and allowances of $0.5 million, partially offset by a favorable sales mix of $1.3 million due to improved availability of used textbook inventory.
Intercompany Eliminations
During the 52 weeks ended April 29, 2023 and 52 weeks ended April 30, 2022, sales eliminations were $54.9 million and $56.2 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 52 weeks ended April 29, 2023 and 52 weeks ended April 30, 2022, the cost of sales eliminations were $54.7 million and $56.2 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 52 weeks periods ended April 29, 2023 and 52 weeks ended April 30, 2022, the gross margin eliminations were $(0.2) million and $0.1 million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.

Index to Form 10-K Index to FS
Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2023	% of Sales	April 30, 2022	% of Sales
Selling and Administrative Expenses	$357,611	23.2%	$353,968	23.7%
During the 52 weeks ended April 29, 2023, selling and administrative expenses increased by $3.6 million, or 1.0%, to $357.6 million from $354.0 million during the 52 weeks ended April 30, 2022. The variances by segment are discussed by segment below.
Retail
For Retail, selling and administrative expenses increased by $5.6 million, or 1.8%, to $320.7 million during the 52 weeks ended April 29, 2023 from $315.1 million during the 52 weeks ended April 30, 2022. This increase was primarily due to an increase in store payroll and operating costs at new/closed stores of $6.4 million, and a $5.4 million increase in corporate payroll, infrastructure and product development costs, partially offset by a $5.2 million decrease in incentive plan compensation expense and a $1.0 million decrease in store payroll and operating costs at comparable stores.
Wholesale
For Wholesale, selling and administrative expenses decreased by $1.0 million, or 6.0%, to $15.0 million during the 52 weeks ended April 29, 2023 from $16.0 million during the 52 weeks ended April 30, 2022. The decrease was primarily driven by lower compensation related expense, including incentive plan compensation expense.
Corporate Services
Corporate Services' selling and administrative expenses decreased by $1.0 million, or 4.4%, to $22.0 million during the 52 weeks ended April 29, 2023 from $23.0 million during the 52 weeks ended April 30, 2022. The decrease in costs was primarily due to lower incentive plan compensation costs of $1.8 million, partially offset by higher professional service costs of $0.8 million.
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2023	% of Sales	April 30, 2022	% of Sales
Depreciation and Amortization Expense	$42,163	2.7%	$42,124	2.8%
Depreciation and amortization expense remained flat at $42.1 million during both the 52 weeks ended April 29, 2023 and the 52 weeks ended April 30, 2022. Capital expenditures decreased by $8.5 million during the 52 weeks ended April 29, 2023 compared to the prior year period and depreciable assets and intangibles were lower due to the store impairment loss recognized during Fiscal 2023 and Fiscal 2022.
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
During the 52 weeks ended April 29, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.0 million (both pre-tax and after-tax), comprised of $0.7 million, $1.7 million, and $3.6 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the consolidated statement of operations.
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

Index to Form 10-K Index to FS
Restructuring and other charges
During the 52 weeks ended April 29, 2023, we recognized restructuring and other charges totaling $10.1 million, comprised primarily of $4.4 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $5.7 million, primarily for costs primarily associated with professional service costs for restructuring and process improvements.
During the 52 weeks ended April 30, 2022, we recognized restructuring and other charges totaling $1.0 million, comprised primarily of $1.3 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives and $1.8 million for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the F/L Partnership, and shareholder activist activities, partially offset by $2.1 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
Operating Loss

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2023	% of Sales	April 30, 2022	% of Sales
Operating Loss	$(66,446)	(4.3)%	$(60,615)	(4.1)%
Our operating loss was $(66.4) million during the 52 weeks ended April 29, 2023 compared to operating loss of $(60.6) million during the 52 weeks ended April 30, 2022. This operating loss increase was due to the matters discussed above.
For the 52 weeks ended April 29, 2023, excluding the $10.1 million of restructuring and other charges and the $6.0 million impairment loss (non-cash), all discussed above, operating loss was $(50.3) million (or (3.3)% of sales).
For the 52 weeks ended April 30, 2022, excluding the $0.4 million of merchandise inventory loss and write-off, $1.0 million of restructuring and other charges and the $6.4 million impairment loss (non-cash), all discussed above, operating loss was $(52.8) million (or (3.5)% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022
Interest Expense, Net	$22,683	$10,096
Net interest expense increased by $12.6 million to $22.7 million during the 52 weeks ended April 29, 2023 from $10.1 million during the 52 weeks ended April 30, 2022 primarily due to higher borrowings and higher interest rates compared to the prior year.
Income Tax Expense (Benefit)

	52 weeks ended		52 weeks ended
Dollars in thousands	April 29, 2023	Effective Rate	April 30, 2022	Effective Rate
Income Tax Expense (Benefit)	$1,011	(1.1)%	$(9,152)	12.9%
We recorded an income tax expense of $1.0 million on a pre-tax loss of $(89.1) million during the 52 weeks ended April 29, 2023, which represented an effective income tax rate of (1.1)% and an income tax benefit of $(9.2) million on a pre-tax loss of $(70.7) million during the 52 weeks ended April 30, 2022, which represented an effective income tax rate of 12.9%.
The effective tax rate for the 52 weeks ended April 29, 2023 is significantly lower as compared to the prior year comparable period due to the valuation allowance benefit of changing the tax fiscal year in the prior year.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7.2 million for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of April 29, 2023, we reported a current income tax receivable of $10.0 million for NOL carrybacks in prepaid and other current assets on the consolidated balance sheet. We received a $7.8 million refund in Fiscal 2022, a $15.8 million refund in Fiscal 2023 and expect to receive the additional refunds of approximately $10.0 million.

Index to Form 10-K Index to FS
Net Loss from Continuing Operations

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022
Net Loss from Continuing Operations	$(90,140)	$(61,559)
As a result of the factors discussed above, we reported a net loss from continuing operations of $(90.1) million during the 52 weeks ended April 29, 2023, compared with a net loss of $(61.6) million during the 52 weeks ended April 30, 2022. Adjusted Earnings (non-GAAP) - Continuing Operations is $(74.0) million during the 52 weeks ended April 29, 2023, compared with $(53.4) million during the 52 weeks ended April 30, 2022. See Adjusted Earnings (non-GAAP) discussion below.
Results of Operations - Continuing Operations
- 52 weeks ended April 30, 2022 compared with the 52 weeks ended May 1, 2021

	52 weeks ended, April 30, 2022 (a)
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,306,310	$112,246	$—	$(56,176)	$1,362,380
Rental income	133,354	—	—	—	133,354
Total sales	1,439,664	112,246	—	(56,176)	1,495,734
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,040,022	92,464	—	(56,243)	1,076,243
Rental cost of sales	76,659	—	—	—	76,659
Total cost of sales	1,116,681	92,464	—	(56,243)	1,152,902
Gross profit	322,983	19,782	—	67	342,832
Selling and administrative expenses	315,124	16,000	23,002	(158)	353,968
Depreciation and amortization expense	36,635	5,418	71	—	42,124
Impairment loss (non-cash)	6,411	—	—	—	6,411
Restructuring and other charges	2,118	(2,131)	957	—	944
Operating (loss) income from continuing operations	$(37,305)	$495	$(24,030)	$225	$(60,615)

	52 weeks ended, May 1, 2021 (a)
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations (b)	Total
Sales:
Product sales and other	$1,196,320	$165,825	$—	$(89,779)	$1,272,366
Rental income	134,150	—	—	—	134,150
Total sales	1,330,470	165,825	—	(89,779)	1,406,516
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,047,613	131,142	—	(89,822)	1,088,933
Rental cost of sales	87,240	—	—	—	87,240
Total cost of sales	1,134,853	131,142	—	(89,822)	1,176,173
Gross profit	195,617	34,683	—	43	230,343
Selling and administrative expenses	278,149	16,085	22,079	(149)	316,164
Depreciation and amortization expense	39,634	5,461	109	—	45,204
Impairment loss (non-cash)	27,630	—	—	—	27,630
Restructuring and other charges	5,514	(1,595)	6,188	—	10,107
Operating (loss) income from continuing operations	$(155,310)	$14,732	$(28,376)	$192	$(168,762)

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

Index to Form 10-K Index to FS
Sales
The following table summarizes our sales:

	52 weeks ended
Dollars in thousands	April 30, 2022	May 1, 2021	%
Product sales and other	$1,362,380	$1,272,366	7.1%
Rental income	133,354	134,150	(0.6)%
Total Sales	$1,495,734	$1,406,516	6.3%
Our total sales increased by $89.2 million, or 6.3%, to $1,495.7 million during the 52 weeks ended April 30, 2022 from $1,406.5 million during the 52 weeks ended May 1, 2021. The sales increase is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. The increase is offset by the negative impact on sales primarily due to lower enrollments, primarily at community colleges and by international students, the continuation of remote and hybrid class offerings and lower logo and emblematic sales as they are reflected in sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis in the periods prior to April 4, 2021. For additional information, see Retail Sales discussion below.
The components of the sales variances for the 52 week period are reflected in the table below.

Sales variances	52 weeks ended April 30, 2022
Dollars in millions
Retail Sales
New stores	$67.2
Closed stores	(42.3)
Comparable stores (a)	83.5
Textbook rental deferral	(1.8)
Service revenue (b)	(2.4)
Other (c)	5.0
Retail Sales subtotal:	$109.2
Wholesale Sales	$(53.6)
Eliminations (d)	$33.6
Total sales variance:	$89.2

(a)    Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition. For Retail Gross Comparable Store Sales details, see below.
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

Index to Form 10-K Index to FS

	Fiscal 2022			Fiscal 2021
	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	769	648	1,417	772	647	1,419
Opened	57	35	92	40	58	98
Closed	21	61	82	43	57	100
End of period	805	622	1,427	769	648	1,417

The comparability of Products and other sales, specifically logo and emblematic sales, is impacted by the recognition of logo and emblematic sales on a net basis in our consolidated financial statements during the 52 weeks ended April 30, 2022, as compared to on a gross basis prior to April 4, 2021. See the Retail Gross Comparable Store Sales discussion below.
Additionally, Product and other sales and Rental income are impacted by the growth of First Day Complete, comparable store sales, new store openings and store closings, as well as the impact from the COVID-19 pandemic. Sales were impacted by overall enrollment declines in higher education. Although most four year schools returned to a traditional on-campus environment for learning in the Fall 2021 semester, as well as hosted traditional on campus sporting activities, there is still uncertainty about the extent of the impact of the COVID-19 pandemic, including on enrollments at community colleges and by international students, and the continuation of remote and hybrid class offerings. While many college athletic conferences resumed their sport activities, other on campus events, such as parent's weekends or alumni events, continue to be either eliminated or severely restricted, which further impacted our general merchandise business. As we entered the Spring rush period in early January 2022, we continued to experience the ongoing effects of the COVID-19 pandemic with the surge of the Omicron variant further impacting students return to campus and on-campus activities. In early January 2022, while the majority of schools brought students back to campus, some schools chose to conduct classes virtually for the beginning of the semester, while other schools chose to delay their start dates (and some schools both delayed the start of the semester and started classes virtually), thus reducing and/or delaying sales.
Product and other sales for Retail increased by $110.0 million, or 9.2%, to $1,306.3 million during the 52 weeks ended April 30, 2022 from $1,196.3 million during the 52 weeks ended May 1, 2021. During the 52 weeks ended April 30, 2022, course material sales increased by $47.0 million or 5.4% to $911.2 million, and general merchandise sales increased by $72.3 million or 26.3% to $347.0 million, offset by a decrease in service and other revenue of $9.3 million or 16.2% to $48.1 million. Course material rental income for Retail decreased by $0.8 million, or 0.6%, to $133.4 million during the 52 weeks ended April 30, 2022 from $134.2 million during the 52 weeks ended May 1, 2021. The overall Retail sales increase is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year. Course material sales were also impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
During the 52 weeks ended April 30, 2022, Retail Gross Comparable Store course material sales increased by 2.3%, as compared to a 15.2% decline a year ago, when the majority of our stores had temporarily closed due to the COVID-19 pandemic. See Retail Gross Comparable Store Sales discussion below. The increase in course material sales was reflective of the growth of BNC First Day equitable and inclusive access programs, digital and eTextbook revenue increases, due to a shift to lower cost options and more affordable solutions, including digital offerings. For the 2022 Spring term, First Day Complete was offered through 76 campus bookstores compared to 14 campus bookstores in the prior year, at schools with over 380,000 in total undergraduate enrollment, up from approximately 62,000 in total undergraduate enrollment in the 2021 Spring term. Revenue for both of our BNC First Day models increased to $235 million during Fiscal 2022, as compared to $123 million in the prior year period.
During the 52 weeks ended April 30, 2022, logo and emblematic sales are reflected in sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic sales on a gross basis prior to April 4, 2021. See Retail Gross Comparable Store Sales discussion below. During the 52 weeks ended April 30, 2022, Retail Gross Comparable Store general merchandise sales increased by 75.6%, as compared to a 47.0% decline a year ago. Both results during both periods benefited greatly from the return to an on campus learning experience and the resumption of many activities and events. Sales for general merchandise, including on-campus cafe and convenience products, and trade merchandise have increased compared to the prior year, when sales were impacted by the temporary store closings due to the COVID-19 pandemic.
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

Index to Form 10-K Index to FS
Gross Comparable Store Sales, sales for logo general merchandise fulfilled by Lids, Fanatics and digital agency sales are included on a gross basis for consistent year-over-year comparison.
Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
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
Retail Gross Comparable Store Sales variances for Retail by category for the 52 week period are as follows:

Dollars in millions	52 weeks ended
	April 30, 2022		May 1, 2021
Textbooks (Course Materials)	$21.2	2.3%	$(158.4)	(15.2)%
General Merchandise	219.5	75.6%	(256.2)	(47.0)%
Total Retail Gross Comparable Store Sales	$240.7	19.6%	$(414.6)	(26.1)%
Wholesale
Wholesale sales decreased by $53.6 million, or 32.3%, to $112.2 million during the 52 weeks ended April 30, 2022 from $165.8 million during the 52 weeks ended May 1, 2021. The decrease is primarily due to lower gross sales impacted by the COVID-19 pandemic, including supply constraints resulting from the lack of on campus textbook buyback opportunities during the prior fiscal year, a decrease in customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients, partially offset by lower returns and allowances. During the prior year period, the Wholesale operations assumed direct-to-student fulfillment of course material orders for the Retail Segment campus bookstores that were not fully operational due to COVID-19 campus store closures, whereas the sales shifted back to the physical bookstores in Fiscal 2022.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 77.1% during the 52 weeks ended April 30, 2022 compared to 83.6% during the 52 weeks ended May 1, 2021. Our gross margin increased by $112.5 million, or 48.8%, to $342.8 million, or 22.9% of sales, during the 52 weeks ended April 30, 2022 from $230.3 million, or 16.4% of sales, during the 52 weeks ended May 1, 2021.
During the 52 weeks ended April 30, 2022 and May 1, 2021, we recognized a merchandise inventory loss and write-off of $0.4 million and $15.0 million, respectively, in cost of goods sold in the Retail Segment discussed below. Excluding the merchandise inventory loss and write-off, cost of goods sold and gross margin was 77.1% and 22.9%, respectively, of sales during the 52 weeks ended April 30, 2022 compared to 82.6% and 17.4%, respectively, of sales during the 52 weeks ended May 1, 2021. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization and Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
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
For the 52 weeks ended April 30, 2022, the Retail gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased (800 basis points), driven primarily by a favorable sales mix (410 basis points) due to higher general merchandise sales and higher margin rates (445 basis points) due to lower inventory reserves and lower markdowns, partially offset by an inventory merchandise loss of $0.4 million related to the finalization of the sale of our logo and emblematic general merchandise inventory below cost to Lids which occurred in the fourth quarter in Fiscal 2021. The increase in margin was also partially offset by higher contract costs as a percentage of sales related to our college and university contracts (60 basis points) resulting from contract renewals and new store contracts.
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
Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Sales	May 1, 2021	% of Sales
Selling and Administrative Expenses	$353,968	23.7%	$316,164	22.5%
During the 52 weeks ended April 30, 2022, selling and administrative expenses increased by $37.8 million, or 12.0%, to $354.0 million from $316.2 million during the 52 weeks ended May 1, 2021. The variances by segment are discussed by segment below. The increase in selling and administrative expenses is primarily related to re-opening stores that had temporarily closed due to the COVID-19 pandemic in the prior year.
Retail
For Retail, selling and administrative expenses increased by $37.0 million, or 13.3%, to $315.1 million during the 52 weeks ended April 30, 2022 from $278.1 million during the 52 weeks ended May 1, 2021. This increase was primarily due to a $34.5 million increase in stores payroll and operating expenses including comparable stores, virtual stores and new/closed

Index to Form 10-K Index to FS
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
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Sales	May 1, 2021	% of Sales
Depreciation and Amortization Expense	$42,124	2.8%	$45,204	3.2%
Depreciation and amortization expense decreased by $3.1 million, or 6.8%, to $42.1 million during the 52 weeks ended April 30, 2022 from $45.2 million during the 52 weeks ended May 1, 2021. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2022 and Fiscal 2021. See impairment loss discuss below.
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
Restructuring and other charges
During the 52 weeks ended April 30, 2022, we recognized restructuring and other charges totaling $1.0 million, comprised primarily of $1.3 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives and $1.8 million for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the F/L Partnership, shareholder activist activities, and liabilities for a facility closure, partially offset by a $2.1 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $10.1 million, comprised primarily of $6.0 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $5.7 million for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with F/L partnership agreements and shareholder activist activities, and liabilities for a facility closure, partially offset by a $1.6 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).

Index to Form 10-K Index to FS
Operating Loss

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	% of Sales	May 1, 2021	% of Sales
Operating Loss	$(60,615)	(4.1)%	$(168,762)	(12.0)%
Our operating loss was $(60.6) million during the 52 weeks ended April 30, 2022 compared to operating loss of $(168.8) million during the 52 weeks ended May 1, 2021. This operating loss decrease was due to the matters discussed above.
For the 52 weeks ended April 30, 2022, excluding the $0.4 million of merchandise inventory loss and write-off, $1.0 million of restructuring and other charges and the $6.4 million impairment loss (non-cash), all discussed above, operating loss was $(52.8) million (or (3.5)% of sales).
For the 52 weeks ended May 1, 2021, excluding the $15.0 million of merchandise inventory loss and write-off, $10.1 million of restructuring and other charges and the $27.6 million impairment loss (non-cash), all discussed above, operating loss was $(116.1) million (or (8.3)% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 30, 2022	May 1, 2021
Interest Expense, Net	$10,096	$8,087
Net interest expense increased by $2.0 million to $10.1 million during the 52 weeks ended April 30, 2022 from $8.1 million during the 52 weeks ended May 1, 2021 primarily due to higher borrowings compared to the prior year.
Income Tax Benefit

	52 weeks ended		52 weeks ended
Dollars in thousands	April 30, 2022	Effective Rate	May 1, 2021	Effective Rate
Income Tax Benefit	$(9,152)	12.9%	$(43,280)	24.5%

We recorded an income tax benefit of $(9.2) million on a pre-tax loss of $(70.7) million during the 52 weeks ended April 30, 2022, which represented an effective income tax rate of 12.9% and an income tax benefit of $(43.3) million on a pre-tax loss of $(176.8) million during the 52 weeks ended May 1, 2021, which represented an effective income tax rate of 24.5%.
The effective tax rate for the 52 weeks ended April 30, 2022 is significantly lower as compared to the prior year comparable period due to the change in pre-tax loss and the change in the assessment of the realization of deferred tax assets as compared to prior year loss carrybacks.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7.2 million for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of April 30, 2022, we reported a current income tax receivable for NOL carrybacks of $30.5 million in prepaid and other current assets on the consolidated balance sheet. We received a $7.8 million refund in the second quarter of Fiscal 2022 and expect to receive the additional refunds of approximately $22.7 million.
Net Loss from Continuing Operations

	52 weeks ended
Dollars in thousands	April 30, 2022	May 1, 2021
Net Loss from Continuing Operations	$(61,559)	$(133,569)
As a result of the factors discussed above, we reported a net loss from continuing operations of $(61.6) million during the 52 weeks ended April 30, 2022, compared with a net loss from continuing operations of $(133.6) million during the 52 weeks ended May 1, 2021. Adjusted Earnings (non-GAAP) is $(53.4) million during the 52 weeks ended April 30, 2022, compared with $(93.9) million during the 52 weeks ended May 1, 2021. See Adjusted Earnings (non-GAAP) discussion below.

Index to Form 10-K Index to FS
Use of Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA, Adjusted EBITDA by Segment, and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, Adjusted EBITDA by Segment, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income from continuing operations adjusted for certain reconciling items that are subtracted from or added to net income (loss) from continuing operations. We define Adjusted EBITDA as net income (loss) from continuing operations plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income (loss) from continuing operations. We define Free Cash Flow as Cash Flows from Operating Activities less capital expenditures, cash interest and cash taxes.
To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Form 10-K, the reconciliation of Adjusted Earnings to net income (loss) from continuing operations, the reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss) from continuing operations, and the reconciliation of Adjusted EBITDA by Segment to net income (loss) from continuing operations by segment, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
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
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022 (a)	May 1, 2021 (a)
Net loss from continuing operations (b)	$(90,140)	$(61,559)	$(133,569)
Reconciling items, after-tax (below)	16,137	8,175	39,679
Adjusted Earnings (non-GAAP)	$(74,003)	$(53,384)	$(93,890)

Reconciling items, pre-tax
Impairment loss (non-cash) (c)	$6,008	$6,411	$27,630
Merchandise inventory loss and write-off (c)	—	434	14,960
Content amortization (non-cash) (d)	26	386	745
Restructuring and other charges (c)	10,103	944	10,107
Reconciling items, pre-tax	16,137	8,175	53,442
Less: Pro forma income tax impact (e)	—	—	13,763
Reconciling items, after-tax	$16,137	$8,175	$39,679

Index to Form 10-K Index to FS
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022 (a)	May 1, 2021 (a)
Net loss from continuing operations (b)	$(90,140)	$(61,559)	$(133,569)
Add:
Depreciation and amortization expense	42,163	42,124	45,204
Interest expense, net	22,683	10,096	8,087
Income tax expense (benefit)	1,011	(9,152)	(43,280)
Impairment loss (non-cash) (c)	6,008	6,411	27,630
Merchandise inventory loss and write-off (c)	—	434	14,960
Content amortization (non-cash) (d)	26	386	745
Restructuring and other charges (c)	10,103	944	10,107
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$(8,146)	$(10,316)	$(70,116)
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$654	$5,524	$4,491
Adjusted EBITDA (Non-GAAP) - Total	$(7,492)	$(4,792)	$(65,625)

(a)     In Fiscal 2022 and 2021, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)    During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(c)    See Management Discussion and Analysis - Results of Operations discussion above.
(d)    Earnings are adjusted for amortization expense (non-cash) related to content development costs which are included in cost of goods sold.
(e)    Represents the income tax effects of the non-GAAP items.

The following is Adjusted EBITDA - Continuing Operations by Segment for Fiscal 2023, Fiscal 2022, and Fiscal 2021:

Adjusted EBITDA - by Segment	52 weeks ended April 29, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net loss from continuing operations (a)	$(35,095)	$(3,050)	$(51,970)	$(25)	$(90,140)
Add:
Depreciation and amortization expense	36,737	5,373	53	—	42,163
Interest expense, net	—	—	22,683	—	22,683
Income tax expense	—	—	1,011	—	1,011
Impairment loss (non-cash) (c)	6,008	—	—	—	6,008
Content amortization (non-cash) (d)	26	—	—	—	26
Restructuring and other charges (c)	2,964	916	6,223	—	10,103
Adjusted EBITDA (non-GAAP)	$10,640	$3,239	$(22,000)	$(25)	$(8,146)

Index to Form 10-K Index to FS

Adjusted EBITDA - by Segment	52 weeks ended April 30, 2022 (e)
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(37,305)	$495	$(24,974)	$225	$(61,559)
Add:
Depreciation and amortization expense	36,635	5,418	71	—	42,124
Interest expense, net	—	—	10,096	—	10,096
Income tax benefit	—	—	(9,152)	—	(9,152)
Impairment loss (non-cash) (c)	6,411	—	—	—	6,411
Merchandise inventory loss and write-off (c)	434	—	—	—	434
Content amortization (non-cash) (d)	386	—	—	—	386
Restructuring and other charges (c)	2,118	(2,131)	957	—	944
Adjusted EBITDA (non-GAAP)	$8,679	$3,782	$(23,002)	$225	$(10,316)

Adjusted EBITDA - by Segment	52 weeks ended May 1, 2021 (e)
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(155,310)	$14,732	$6,817	$192	$(133,569)
Add:
Depreciation and amortization expense	39,634	5,461	109	—	45,204
Interest expense, net	—	—	8,087	—	8,087
Income tax benefit	—	—	(43,280)	—	(43,280)
Impairment loss (non-cash) (c)	27,630	—	—	—	27,630
Merchandise inventory loss and write-off (c)	14,960	—	—	—	14,960
Content amortization (non-cash) (d)	745	—	—	—	745
Restructuring and other charges (c)	5,514	(1,595)	6,188	—	10,107
Adjusted EBITDA (non-GAAP)	$(66,827)	$18,598	$(22,079)	$192	$(70,116)

(a)    During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
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
(e) In Fiscal 2022 and 2021, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.

Index to Form 10-K Index to FS

Adjusted EBITDA (non-GAAP) - Discontinued Operations	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Loss from discontinued operations	$(11,722)	$(7,298)	$(6,241)
Add:
Depreciation and amortization expense	3,155	7,257	7,763
Income tax expense (benefit)	398	497	(1,891)
Content amortization (non-cash)	6,594	5,068	4,289
Restructuring and other charges	1,848	—	571
Transaction costs	381	—	—
Adjusted EBITDA (Non-GAAP) - Total	$654	$5,524	$4,491

Free Cash Flow (non-GAAP) - Continuing Operations

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022	May 1, 2021
Net cash flows provided by (used in) operating activities from continuing operations (a)	$90,513	$(16,195)	$27,049
Less:
Capital expenditures (b)	25,092	33,607	27,562
Cash interest	19,024	8,166	6,778
Cash taxes (refund) paid	(16,005)	(8,088)	5,823
Free Cash Flow (non-GAAP)	$62,402	$(49,880)	$(13,114)
(a) The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility), has had a significant impact on our liquidity during the year ended April 29, 2023, including our ability to make timely vendor payments and school commission payments resulting in a positive cash flow from operations offset by a use of cash for financing activities.
(b)    Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, and enhancements to internal systems and our website. The following table provides the components of total purchases of property and equipment:
Capital Expenditures - Continuing Operations

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022	May 1, 2021
Physical store capital expenditures	$13,068	$16,206	$10,383
Product and system development	10,030	14,867	10,826
Other	1,994	2,534	6,353
Total Capital Expenditures	$25,092	$33,607	$27,562
Liquidity and Capital Resources
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date of these consolidated financial statements if (a) it is probable that

Index to Form 10-K Index to FS
management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Evaluation in conjunction with the issuance of the April 29, 2023 Consolidated Financial Statements
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of April 29, 2023, we had $30.9 million of cash on hand, including $16.7 million of restricted cash related to segregated funds for commission due to Fanatics for logo merchandise sales as per the merchandising partnership agreement.
We incurred a Net Loss from Continuing Operations of $(90.1) million, $(61.6) million, and $(133.6) million, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively, and Cash Flow Provided By (Used In) Operating Activities from Continuing Operations of $90.5 million, $(16.2) million, and $27.0 million, respectively. The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility) of $40.0 million, has had a significant impact on our liquidity during the year ended April 29, 2023, including our ability to make timely vendor payments and school commission payments resulting in a positive cash flow from operations offset by a use of cash for financing activities.
Our business was significantly negatively impacted by the COVID-19 pandemic during the years ended April 30, 2022 and May 1, 2021, as many schools adjusted their learning models and on-campus activities. Although most academic institutions have since reopened after the COVID-19 pandemic, the lingering impacts of the pandemic have resulted in changes in customer behaviors, lower enrollments, and an evolving educational landscape which continued to impact our financial results during the year ended April 29, 2023. Some institutions are still providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. The impact of COVID-19 store closings, as well as lower earnings during the year ended April 29, 2023, resulted in the loss of cash flows and increased borrowings that we would not otherwise have expected to incur.
Our losses and projected cash needs, combined with our current liquidity level, initially raised substantial doubt about our ability to continue as a going concern. As discussed below, Management’s plan to improve the Company’s liquidity and successfully alleviate substantial doubt includes (1) raising additional liquidity and (2) taking additional operational restructuring actions.
Debt amendments
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32.5 million minus, subject to the conditions set forth in such amendment, (B) (a) $7.5 million for the period of April 1, 2024 through and including April 30, 2024, (b) $2.5 million for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors). The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement).
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and

Index to Form 10-K Index to FS
the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative and affirmative covenants and add certain additional covenants. We must pay a fee of $0.05 million to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement).
Operational restructuring plans
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We have taken steps to significantly reduce our workforce during non-rush seasonal sales periods, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs. reduced capital expenditures, and evaluated operating contractual obligations for cost savings. We have achieved meaningful cost savings from this program of approximately $17 million during the year ended April 29, 2023. These initiatives are expected to provide annualized savings of $30 million to $35 million in Fiscal 2024. Management's plans over the next twelve months include the further reduction of gross capital expenditures and other cost saving measures of approximately $25 million. Management believes that these plans are within its control and probable of being implemented on a timely basis.
Management believes that the expected impact on our liquidity and cash flows resulting from the Debt amendments and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these consolidated financial statements and alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.
See Part I - Risk Factors - We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.
Sources and Uses of Cash Flow - Continuing Operations

Dollars in thousands	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net cash flows provided by (used in) operating activities from continuing operations	$90,513	$(16,195)	$27,049
Net cash flows used in investing activities from continuing operations	(24,501)	(32,735)	(27,227)
Net cash flows (used in) provided by financing activities from continuing operations	(49,675)	45,721	11,799
Net change in cash, cash equivalents, and restricted cash from continuing operations	$16,337	$(3,209)	$11,621
As of April 29, 2023, April 30, 2022 and May 1, 2021, we had cash of $14.2 million, $8.8 million and $7.4 million, respectively. As of April 29, 2023, April 30, 2022, and May1, 2021, we had restricted cash of $16.7 million, $11.5 million, and $8.8 million, respectively, comprised of $15.8 million, $10.6 million, and $7.9 million, respectively, in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Partnership's merchandising agreement and $0.9 million as of the end of each period in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities from Continuing Operations
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools, including modifying payment terms in existing and future school contracts. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, as payments are received from the summer and winter selling season when our wholesale business sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.

Index to Form 10-K Index to FS
Cash flows provided by operating activities from continuing operations during Fiscal 2023 were $90.5 million compared to cash flows used in operating activities from continuing operations of $(16.2) million during Fiscal 2022. This increase in cash flows provided by operating activities from continuing operations of $106.7 million was primarily due to improved accounts receivables collections primarily related to our increased adoption of our BNC First Day equitable and inclusive access sales; timing of payables ($82.3 million) primarily due to delayed payments to vendors for inventory purchases and expenses and lower right-of-use payments, all of which were delayed resulting from lower borrowing base availability; and higher tax refunds of $7.2 million. Cash flows provided by operating activities from continuing operations were offset by lower earnings and higher interest expense paid of $10.9 million.
Cash flows used in operating activities from continuing operations during Fiscal 2022 were $(16.2) million compared to cash flows provided by operating activities from continuing operations of $27.0 million during Fiscal 2021. This decrease in cash provided by operating activities of $43.2 million was primarily due to $41.8 million of proceeds received in Fiscal 2021 from the sale of logo merchandise inventory to Lids pursuant to the F/L Partnership agreements and changes in working capital, including higher accounts receivables outstanding and higher inventory purchases, partially offset by improved earnings in Fiscal 2022 compared to Fiscal 2021 and lower tax payments of $14.0 million. Our operations were highly impacted by the COVID-19 pandemic related campus store closures in Fiscal 2021, resulting in lower operating costs and lower inventory purchases in Fiscal 2021.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during Fiscal 2023 were $(24.5) million compared to $(32.7) million during Fiscal 2022. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $(25.1) million and $(33.6) million during Fiscal 2023 and Fiscal 2022, respectively.
Cash flows used in investing activities from continuing operations during Fiscal 2022 were $(32.7) million compared to $(27.2) million during Fiscal 2021. The increase in cash used in investing activities is primarily due to higher capital expenditures of $(33.6) million during Fiscal 2022 compared to $(27.6) million during Fiscal 2021.
Cash Flow from Financing Activities from Continuing Operations
Cash flows used in financing activities from continuing operations during Fiscal 2023 were $(49.7) million compared to cash flows provided by financing activities from continuing operations of $45.7 million during Fiscal 2022. The net change is primarily due to higher debt repayments and the payment of deferred financing costs of $7.3 million in Fiscal 2023. Our net debt repayments increased primarily due to a decrease in our eligible borrowing base due to lower inventory and receivables.
Cash flows provided by financing activities from continuing operations during Fiscal 2022 were $45.7 million compared to $11.8 million during Fiscal 2021. The net change is primarily due to higher net borrowings, offset by proceeds from the sale of treasury shares of $10.9 million during Fiscal 2021.
Financing Arrangements

	As of
Dollars in thousands	April 29, 2023	April 30, 2022
Credit Facility	$154,154	$185,700
FILO Facility	—	40,000
Term Loan	30,000	—
sub-total	184,154	225,700
Less: Deferred financing costs	(2,003)	—
Total debt	$182,151	$225,700
Balance Sheet classification:
Short-term borrowings	$—	$40,000
Long-term borrowings	182,151	185,700
Total debt	$182,151	$225,700
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time, including on March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5-year asset-backed revolving credit facility in an aggregate committed principal amount of $400 million (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100 million, subject to certain

Index to Form 10-K Index to FS
restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100 million maintaining the maximum availability under the Credit Agreement at $500 million. As of July 31, 2022, the FILO Facility was repaid according to its terms and future commitments under the FILO Facility were reduced to $0.
On March 8, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20 million to $380 million, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate ("SOFR"), and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, on May 31, 2023 (see discussion below) and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32.5 million and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
As noted above, the amendment requires the achievement of a Specified Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms for the Credit Agreement). See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for information related to the sale of our DSS segment on May 31, 2023.
We paid a fee of 0.25% of the outstanding principal amount of the commitments under the Credit Agreement on the amendment closing date, and we will pay an additional fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement on September 29, 2023.
On May 24, 2023, subsequent to quarter end, we further amended the Credit Agreement to (i) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.75% per annum, in the case of interest accruing based on SOFR, and 2.75%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (ii) defer the reduction of advance rates used to calculate our borrowing capacity by an amount equal to 500 basis points previously required on May 31, 2023 to September 1, 2023, (iii) require cash flow reporting and variance testing commencing June 3, 2023 and (iv) defer partial prepayment of the Term Loan from the DSS segment sale proceeds to September 1, 2023. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated May 24, 2023 and filed with the SEC on May 31, 2023.
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32.5 million minus, subject to the conditions set forth in such amendment, (B) (a) $7.5 million for the period of April 1, 2024 through and including April 30, 2024, (b) $2.5 million for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors). The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement).
As of April 29, 2023, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.

Index to Form 10-K Index to FS
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 52 weeks ended April 29, 2023, we borrowed $590.3 million and repaid $631.8 million under the Credit Agreement, with $154.2 million of outstanding borrowings as of April 29, 2023, comprised entirely of borrowings under the Credit Facility and $0 under the FILO Facility, which was repaid on August 1, 2022. During the 52 weeks ended April 30, 2022, we borrowed $632.2 million and repaid $584.1 million under the Credit Agreement, with $225.7 million of outstanding borrowings as of April 30, 2022, comprised of outstanding borrowings of $185.7 million and $40.0 million under the Credit Facility and FILO Facility, respectively. During the 52 weeks ended May 1, 2021, we borrowed $722.6 million and repaid $719.7 million under the Credit Agreement, with $177.6 million of outstanding borrowings as of May 1, 2021, comprised of outstanding borrowings of $127.6 million and $50.0 million under the Credit Facility and FILO Facility, respectively. As of both April 29, 2023 and April 30, 2022, we have issued $2.1 million and $4.8 million, respectively, in letters of credit under the Credit Facility.
During the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, we incurred debt issuance costs totaling $4.1 million, $0.3 million and $1.1 million, respectively, related to the Credit Facility. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on June 7, 2024. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 52 weeks ended April 29, 2023, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of April 29, 2023.
On March 8, 2023, we amended the Term Loan Credit Agreement to (i) extend the maturity date of the Term Loan Credit Agreement by six months to December 7, 2024, (ii) permit the application of certain proceeds to the repayment of the loans under Credit Agreement and (iii) amend certain negative covenants and add certain additional covenants to conform to the Credit Agreement. In addition, the amendment requires the achievement of a Specified Event (as described above) by no later than May 31, 2023 (as such date may be extended under the Credit Agreement, but no later than August 31, 2023 without consent from lenders under the Term Loan Credit Agreement). We paid a fee of $0.05 million on the amendment closing date to the lenders under the Term Loan Credit Agreement. For additional information related to the Term Loan Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative and affirmative covenants and add certain additional covenants. We must pay a fee of $0.05 million to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement).
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $3.2 million related to the Term Loan. The debt issuance costs have been deferred and are presented as a reduction to the long-term borrowing in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. We have the right, through December 31, 2022, to pay all or a portion of the interest on the Term Loans in kind. To date, all interest on the term loan has been paid in cash. The Term Loans do not amortize prior to maturity. Solely to the extent that any Term Loans remain outstanding on June 7, 2023, we paid a fee of 1.5% of the outstanding principal amount of the Term Loans on such date.
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

Index to Form 10-K Index to FS
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
We have filed our federal income tax returns for the tax year ended January 2021, as well claims for refunds for cash taxes paid in prior years. We received refunds of $7.8 million in Fiscal 2022 and $15.8 million in Fiscal 2023. We expect to receive additional refunds of approximately $10.0 million.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2022, Fiscal 2021, and Fiscal 2020, we did not purchase shares under the stock repurchase program. As of April 29, 2023, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2023, Fiscal 2022, and Fiscal 2021, we also repurchased 347,808 shares, 239,751 shares, and 414,174 shares, respectively, of our common stock in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
The following table sets forth our contractual obligations (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (a)	$154.2	$—	$154.2	$—	$—
Term Loans (a)	30.0	—	30.0	—	—
Lease obligations (excluding imputed interest) (b)	321.0	111.9	94.9	55.0	59.2
Purchase obligations (c)	17.1	12.3	4.3	0.5	—
Other long-term liabilities reflected on the balance sheet under GAAP (d)	—	—	—	—	—
Total	$522.3	$124.2	$283.4	$55.5	$59.2

(a)As of April 29, 2023, we had a total of $184.2 million of outstanding borrowings under the Credit Facility and Term Loan. See Financing Arrangements discussion above.
(b)Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to 120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 50% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. Excludes obligations under store leases for property insurance and real estate taxes, which totaled approximately 2.6% of the minimum rent payments under those leases.
(c)Includes information technology contracts.
(d)Other long-term liabilities excludes expected payments related to employee benefit plans. See Part II - Item 8. Financial Statements and Supplementary Data — Note 11. Employee Benefit Plans.
Certain Relationships and Related Party Transactions
See Part II - Item 8. Financial Statements and Supplementary Data — Note 10. Related Party Transactions.

Index to Form 10-K Index to FS
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below. Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date of these consolidated financial statements if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized at the point of sale as product revenue in our consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
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
Revenue for our BNC First Day offerings are recognized consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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

Index to Form 10-K Index to FS
substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis.
Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
Service and other revenue
Service and other revenue is primarily derived from partnership marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.
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
Cost is determined primarily by the retail inventory method for our Retail Segment. Our textbook and trade book inventories, for Retail and Wholesale Segments, are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2023, Fiscal 2022, and Fiscal 2021.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $6.0 million in Fiscal 2023.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $0.3 million in Fiscal 2023.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 10% change in rental cost of goods sold would have affected pre-tax earnings by approximately $3.3 million in Fiscal 2023.
Long-Term Incentive Compensation
The assumptions used in calculating the fair value of long-term incentive compensation payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. See Part II - Item 8. Financial Statements and Supplementary Data — Note 12. Long-Term Incentive Compensation Expense.

Index to Form 10-K Index to FS
We are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from their estimate, our long-term incentive compensation expense could be significantly different from what we recorded in the current period. For stock options granted with an "at market" exercise price, we determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, we determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options.
Phantom shares will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed a specific price per share. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The fair value of the liability for the cash-settled phantom share unit awards is remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine long-term incentive compensation expense. If actual results are not consistent with the assumptions used, the long-term incentive compensation expense reported in our financial statements may not be representative of the actual economic cost of the long-term incentive compensation. A 10% change in our long-term incentive compensation expense would have affected pre-tax earnings by approximately $0.5 million in Fiscal 2023.
Evaluation of Other Long-Lived Assets Impairment
As of April 29, 2023, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $68.2 million, $247.0 million, $110.6 million, and $17.9 million, respectively, on our consolidated balance sheet.
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
During the third quarter of Fiscal 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.0 million (both pre-tax and after-tax), comprised of $0.7 million, $1.7 million, and $3.6 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the consolidated statement of operations.
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
During the third quarter of Fiscal 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $27.6 million, $20.5 million after-tax, comprised of $5.1 million, $13.3 million, $6.3 million and $2.9 million of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations
The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Fair Value Measurements.

Index to Form 10-K Index to FS
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2023.
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

Index to Form 10-K Index to FS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We generally limit our interest rate risk by investing certain of our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. During Fiscal 2023, we did not have any invested cash balances. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest. As of April 29, 2023, our cash and cash equivalents totaled approximately $14.2 million.
We may from time to time borrow money under the Credit Facility at various interest rate options based on Secured Overnight Financing Rate ("SOFR") depending upon certain financial tests. Accordingly, we may be exposed to interest rate risk on borrowings outstanding under the Credit Facility. We had $154.2 million of borrowings outstanding under Credit Facility as of April 29, 2023. A 25 basis point increase in interest rates or 25 basis point decrease in interest rates would affect interest expense by approximately less than $0.1 million in Fiscal 2023.
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
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 29, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 31, 2023 expressed an unqualified opinion thereon.

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

Index to Form 10-K Index to FS

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

Long-Lived Asset Impairment

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company tests its long-lived assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset (group) exceeds its fair value, the asset (group) is written down to its fair value and an impairment charge is recognized. During the fiscal year 2023, the Company recognized an impairment charge of $6.0 million related to long-lived assets at certain of its stores.

Auditing the Company's impairment of store long-lived assets was complex and highly judgmental due to the significant estimation required to determine recoverability of each asset group and to determine the fair value of asset groups that were not recoverable, as well as the fair values of certain operating right-of-use assets included within the asset groups that were not recoverable. The significant assumptions used included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

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
July 31, 2023

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Sales:
Product sales and other	$1,406,655	$1,362,380	$1,272,366
Rental income	136,553	133,354	134,150
Total sales	1,543,208	1,495,734	1,406,516
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,119,482	1,076,243	1,088,933
Rental cost of sales	74,287	76,659	87,240
Total cost of sales	1,193,769	1,152,902	1,176,173
Gross profit	349,439	342,832	230,343
Selling and administrative expenses	357,611	353,968	316,164
Depreciation and amortization expense	42,163	42,124	45,204
Impairment loss (non-cash)	6,008	6,411	27,630
Restructuring and other charges	10,103	944	10,107
Operating loss	(66,446)	(60,615)	(168,762)
Interest expense, net	22,683	10,096	8,087
Loss from continuing operations before income taxes	(89,129)	(70,711)	(176,849)
Income tax expense (benefit)	1,011	(9,152)	(43,280)
Loss from continuing operations, net of tax	(90,140)	(61,559)	(133,569)
Loss from discontinued operations, net of tax of $398, 497, and $(1,891), respectively	(11,722)	(7,298)	(6,241)
Net loss	$(101,862)	$(68,857)	$(139,810)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(1.72)	$(1.19)	$(2.69)
Discontinued operations	$(0.22)	$(0.14)	$(0.12)
Total Basic and Diluted Earnings per share	$(1.94)	$(1.33)	$(2.81)
Weighted average shares of common stock outstanding - Basic and Diluted	52,454	51,797	49,669

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	April 29, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,219	$8,795
Receivables, net	92,512	136,001
Merchandise inventories, net	322,979	293,854
Textbook rental inventories	30,349	29,612
Prepaid expenses and other current assets	49,512	59,899
Assets held for sale, current	27,430	3,544
Total current assets	537,001	531,705
Property and equipment, net	68,153	73,584
Operating lease right-of-use assets	246,972	286,584
Intangible assets, net	110,632	126,993
Deferred tax assets, net	132	—
Other noncurrent assets	17,889	24,547
Assets held for sale, noncurrent	—	28,140
Total assets	$980,779	$1,071,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$267,923	$182,617
Accrued liabilities	85,759	88,540
Current operating lease liabilities	99,980	97,143
Short-term borrowings	—	40,000
Liabilities held for sale	8,423	7,102
Total current liabilities	462,085	415,402
Long-term deferred taxes, net	1,970	1,430
Long-term operating lease liabilities	184,754	219,594
Other long-term liabilities	19,068	21,053
Long-term borrowings	182,151	185,700
Total liabilities	850,028	843,179
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 55,140 and 54,234 shares, respectively; outstanding, 52,604 and 52,046 shares, respectively	551	542
Additional paid-in capital	745,932	740,838
Accumulated deficit	(593,356)	(491,494)
Treasury stock, at cost	(22,376)	(21,512)
Total stockholders' equity	130,751	228,374
Total liabilities and stockholders' equity	$980,779	$1,071,553

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net loss	$(101,862)	$(68,857)	$(139,810)
Less: Loss from discontinued operations, net of tax	(11,722)	(7,298)	(6,241)
Loss from continuing operations, net of tax	(90,140)	(61,559)	(133,569)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	42,163	42,124	45,204
Impairment loss (non-cash)	6,008	6,411	27,630
Merchandise inventory loss and write-off	—	434	14,960
Content amortization expense	26	386	745
Amortization of deferred financing costs	3,129	1,472	1,112
Deferred taxes	409	(17,838)	(7,772)
Stock-based compensation expense	4,715	5,726	4,678
Changes in operating lease right-of-use assets and liabilities	5,912	(8,475)	(4,367)
Changes in other long-term assets and liabilities and other, net	2,711	(3,291)	9,454
Changes in other operating assets and liabilities, net:
Receivables, net	43,489	(15,532)	(30,244)
Merchandise inventories	(29,125)	(13,176)	132,867
Textbook rental inventories	(737)	(920)	12,018
Prepaid expenses and other current assets	19,610	2,100	(35,256)
Accounts payable and accrued liabilities	82,343	45,943	(10,411)
Changes in other operating assets and liabilities, net	115,580	18,415	68,974
Net cash flows provided by (used in) operating activities from continuing operations	90,513	(16,195)	27,049
Net cash flows provided by operating activities from discontinued operations	1,157	17,356	5,847
Net cash flows provided by operating activities	$91,670	$1,161	$32,896
Cash flows from investing activities:
Purchases of property and equipment	$(25,092)	$(33,607)	$(27,562)
Changes in other noncurrent assets and other	591	872	335
Net cash flows used in investing activities from continuing operations	(24,501)	(32,735)	(27,227)
Net cash flows used in investing activities from discontinued operations	(6,542)	(9,926)	(9,661)
Net cash flows used in investing activities	$(31,043)	$(42,661)	$(36,888)
Cash flows from financing activities:
Proceeds from borrowings	$590,303	$632,220	$722,600
Repayments of borrowings	(631,849)	(584,120)	(719,700)
Payment of deferred financing costs	(7,265)	(265)	(1,076)
Sale of treasury shares	—	—	10,869
Purchase of treasury shares	(864)	(2,370)	(894)
Proceeds from the exercise of stock options, net	—	256	—
Net cash flows (used in) provided by financing activities from continuing operations	(49,675)	45,721	11,799
Net cash flows provided by financing activities from discontinued operations	—	—	—
Net cash flows (used in) provided by financing activities	$(49,675)	$45,721	$11,799
Net increase in cash, cash equivalents, and restricted cash	$10,952	$4,221	$7,807

Index to Form 10-K Index to FS

Cash, cash equivalents, and restricted cash at beginning of period	21,036	16,815	9,008
Cash, cash equivalents, and restricted cash at end of period	31,988	21,036	16,815
Less: Cash and cash equivalents of discontinued operations at end of period	(1,057)	(696)	(645)
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$30,931	$20,340	$16,170

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$19,024	$8,166	$6,778
Income taxes paid (net of refunds)	$(15,216)	$(8,007)	$6,008

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2020	52,140	$521	$732,958	$(282,827)	3,842	$(32,901)	$417,751
Stock-based compensation expense			5,095				5,095
Vested equity awards	1,187	12	(12)				—
Sale of treasury shares			(3,784)		(2,308)	14,653	10,869
Shares repurchased for tax withholdings for vested stock awards					414	(894)	(894)
Net loss				(139,810)			(139,810)
Balance at May 1, 2021	53,327	$533	$734,257	$(422,637)	1,948	$(19,142)	$293,011
Stock-based compensation expense			6,333				6,333
Vested equity awards	829	8	(8)				—
Shares repurchased for tax withholdings for vested stock awards					240	(2,370)	(2,370)
Issuance of common stock upon exercise of stock options	78	1	256				257
Net loss				(68,857)			(68,857)
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			5,103				5,103
Vested equity awards	906	9	(9)				—
Shares repurchased for tax withholdings for vested stock awards					348	(864)	(864)
Net loss				(101,862)			(101,862)
Balance at April 29, 2023	55,140	$551	$745,932	$(593,356)	2,536	$(22,376)	$130,751

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except share and per share data)
Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc., or “BNED”, a Delaware corporation. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers, and a leading provider of digital education solutions. We operate 1,366 physical, virtual, and custom bookstores and serve more than 6 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During Fiscal 2023, BNC First Day total revenue increased 48% from the prior year period.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), win new accounts, and expand our strategic opportunities through acquisitions and partnerships. We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, subsequent to the end of Fiscal 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the first quarter of Fiscal 2024, we expect to record a Gain on Sale of Business in the range of $2,500 to $4,500. Net cash proceeds from the sale was used for debt repayment and provided additional funds for working capital needs under our Credit Facility.
We have two reportable segments: Retail and Wholesale. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business and Part II - Item 8. Financial Statements and Supplementary Data - Note 4. Segment Reporting.
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition.
•First Day Complete is adopted by an institution and includes all undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our schools by Fiscal 2025, with continued relative adoption of this model thereafter.
For the 2023 Spring Term, 116 campus stores adopted our First Day Complete course materials delivery program, representing approximately 580,000 in total undergraduate student enrollment (as reported by National Center for Education Statistics), compared to 76 campus stores representing approximately 380,000 in total undergraduate student enrollment for the 2022 Spring Term. During the 52 weeks ended April 29, 2023, First Day Complete sales increased by 88% as compared to the prior year period.
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
COVID-19 Pandemic Business Impact
Our business was significantly negatively impacted by the COVID-19 pandemic, as many schools adjusted their learning models and on-campus activities. The impact of COVID-19 store closings during Fiscal 2021 to Fiscal 2022 resulted in the loss of cash flow and increased borrowings that we would not otherwise have expected to incur. However, on campus traffic continues to grow from increased campus events and activities, as compared to the last two years. We cannot accurately predict the lingering impact of the COVID-19 pandemic on enrollments, primarily at community colleges and international student enrollment, campus activities, university budgets, athletics, the continuation of remote and hybrid class offerings, and other areas that directly affect our business operations. Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The results of operations reflected in our consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Net income (loss) is equal to comprehensive income (loss) on our consolidated statement of operations. In the opinion of the Company’s management, the accompanying consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended April 29, 2023 (“Fiscal 2023”), 52 weeks ended April 30, 2022 (“Fiscal 2022”), and 52 weeks ended May 1, 2021 (“Fiscal 2021”).
Liquidity and Going Concern
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date of these consolidated financial statements if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Evaluation in conjunction with the issuance of the April 29, 2023 Consolidated Financial Statements
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of April 29, 2023, we had $30,931 of cash on hand, including $16,712 of restricted cash related to segregated funds for commission due to Fanatics for logo merchandise sales as per the merchandising partnership agreement.
We incurred a Net Loss from Continuing Operations of $(90,140), $(61,559), and $(133,569), for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively, and Cash Flow Provided By (Used In) Operating Activities from Continuing Operations of $90,513, $(16,195), and $27,049, respectively. The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility) of $40,000, has had a significant impact on our liquidity during the year ended April 29, 2023, including our ability to make timely vendor payments and school commission payments resulting in a positive cash flow from operations offset by a use of cash for financing activities.
Our business was significantly negatively impacted by the COVID-19 pandemic during the years ended April 30, 2022 and May 1, 2021, as many schools adjusted their learning models and on-campus activities. Although most academic institutions have since reopened after the COVID-19 pandemic, the lingering impacts of the pandemic have resulted in changes in customer behaviors, lower enrollments, and an evolving educational landscape which continued to impact our financial results during the year ended April 29, 2023. Some institutions are still providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. The impact of COVID-19 store closings, as well as lower earnings during the year ended April 29, 2023, resulted in the loss of cash flows and increased borrowings that we would not otherwise have expected to incur.
Our losses and projected cash needs, combined with our current liquidity level, initially raised substantial doubt about our ability to continue as a going concern. As discussed below, Management’s plan to improve the Company’s liquidity and

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
successfully alleviate substantial doubt includes (1) raising additional liquidity and (2) taking additional operational restructuring actions.
Debt amendments
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 minus, subject to the conditions set forth in such amendment, (B) (a) $7,500 for the period of April 1, 2024 through and including April 30, 2024, (b) $2,500 for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors). The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement).
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $50,000 to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement).
See Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Debt and Note 17. Subsequent Events.
Operational restructuring plans
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We have taken steps to significantly reduce our workforce during non-rush seasonal sales periods, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs. reduced capital expenditures, and evaluated operating contractual obligations for cost savings. We have achieved meaningful cost savings from this program of approximately $17,000 during the year ended April 29, 2023. These initiatives are expected to provide annualized savings of $30,000 to $35,000 in Fiscal 2024. Management's plans over the next twelve months include the further reduction of gross capital expenditures and other cost saving measures of approximately $25,000. Management believes that these plans are within its control and probable of being implemented on a timely basis.
Management believes that the expected impact on our liquidity and cash flows resulting from the Debt amendments and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these consolidated financial statements and alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.
See Part I - Risk Factors - We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.
Seasonality
Our business is highly seasonal. Our quarterly results also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
results across periods. Our retail business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Sales attributable to our wholesale business are generally highest in our first, second and third quarter, as it sells textbooks and other course materials for retail distribution. See Revenue Recognition and Deferred Revenue discussion below.
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Discontinued Operations
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. Certain assets and liabilities associated with the DSS Segment are presented in our consolidated balance sheets as "Assets Held for Sale" and "Liabilities Held for Sale". The results of operations related to the DSS Segment are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of the DSS Segment are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Asset Held for Sale and Discontinued Operations presentation.
On May 31, 2023, subsequent to the end of Fiscal 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the first quarter of Fiscal 2024, we expect to record a Gain on Sale of Business in the range of $2,500 to $4,500. Net cash proceeds from the sale was used for debt repayment and provided additional funds for working capital needs under our Credit Facility.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	52 weeks ended
Dollars in thousands	April 29, 2023	April 30, 2022	May 1, 2021
Total sales	$35,353	$35,666	$27,374
Cost of sales (a)	7,156	5,738	5,056
Gross profit (a)	28,197	29,928	22,318
Selling and administrative expenses	34,137	29,472	22,116
Depreciation and amortization	3,155	7,257	7,763
Restructuring costs	1,848	—	571
Transaction costs	381	—	—
Operating loss	(11,324)	(6,801)	(8,132)
Income tax expense	398	497	(1,891)
Loss from discontinued operations, net of tax	$(11,722)	$(7,298)	$(6,241)

(a) Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $6,594, $5,068, and $4,289 for the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table summarizes the assets and liabilities of the Assets Held for Sale included in the consolidated balance sheets for the periods indicated:

	As of
	April 29, 2023	April 30, 2022
Cash and cash equivalents	$1,057	$696
Receivables, net	480	1,038
Prepaid expenses and other current assets	901	1,810
Property and equipment, net	19,523	20,488
Intangible assets, net	402	2,631
Goodwill	4,700	4,700
Deferred tax assets, net	130	—
Other noncurrent assets	237	321
Assets held for sale	$27,430	$31,684

Accounts payable	$211	$173
Accrued liabilities	8,212	6,847
Other long-term liabilities	—	82
Liabilities held for sale	$8,423	$7,102

Cash and Cash Equivalents
We consider all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
As of April 29, 2023, we had restricted cash of $16,712, comprised of $15,790 in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids Partnership's merchandising agreement and $922 in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
As of April 30, 2022, we had restricted cash of $11,545, comprised of $10,649 in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids Partnership's merchandising agreement and $897 in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivables are as follows:

	As of
	April 29, 2023	April 30, 2022
Trade accounts	$71,990	$102,358
Advances for book buybacks	2,344	2,292
Credit/debit card receivables	4,733	5,129
Other receivables	13,445	26,222
Total receivables, net	$92,512	$136,001
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $1,156, and $2,243 as of April 29, 2023 and April 30, 2022, respectively.
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
Cost is determined primarily by the retail inventory method for our Retail segment. Our textbook and trade book inventories, for Retail and Wholesale, are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2023, Fiscal 2022 and Fiscal 2021.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. The Retail Segment's four largest suppliers, excluding the supply sourced from our Wholesale Segment, accounted for approximately 25% of our merchandise purchased during the 52 weeks ended April 29, 2023. For our Wholesale Segment, the four largest suppliers, excluding textbooks purchased from students at our Retail Segment's bookstores, accounted for approximately 25% of merchandise purchases during the 52 weeks ended April 29, 2023.
As contemplated by the F/L Partnership merchandising partnership agreement, we sold our logo and emblematic general merchandise inventory to Lids and received proceeds of $41,773, and recognized a merchandise inventory loss on the sale of $10,262 in cost of goods sold in the consolidated statement of operations during the 52 weeks ended May 1, 2021 for the Retail Segment. The final inventory sale price was determined during the first quarter of Fiscal 2022, at which time, we received additional proceeds of $1,906, and recognized a merchandise inventory loss on the sale of $434 in cost of goods sold in the consolidated statement of operations for the Retail Segment. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization.
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
Cloud Computing Arrangements
Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in prepaid expenses and other assets in the consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the consolidated balance sheets were $9,359 and $13,294 as of April 29, 2023 and April 30, 2022, respectively. We had $6,460, $3,179, and $283 of amortization of implementation costs in selling and administrative expense in the consolidated statement of operations, for the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $29,401, $30,132, and $33,198, of depreciation expense in the consolidated statement of operations for the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.
Content development costs are primarily related to development of courseware. Content amortization is computed using the straight-line method over estimated useful lives. Amortization of content development costs is recorded to cost of goods sold. We had $26, $386, and $745, of content amortization expense in the consolidated statement of operations for the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	April 29, 2023	April 30, 2022
Property and equipment:
Leasehold improvements	(a)	$120,687	$125,324
Machinery, equipment and display fixtures	3 - 5	253,763	252,037
Computer hardware and capitalized software costs	(b)	163,098	157,908
Office furniture and other	2 - 7	66,201	64,137
Content development costs (c)	3 - 5	2,519	2,519
Construction in progress		4,644	3,710
Total property and equipment		610,912	605,635
Less accumulated depreciation and amortization		542,759	532,051
Total property and equipment, net		$68,153	$73,584
(a)     Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from 1 - 15 years.
(b)     System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 2 - 5 years.
(c)    Content development costs are fully depreciated and are generally depreciated over 3 - 5 years.
Intangible Assets
Amortizable intangible assets as of April 29, 2023 and April 30, 2022 are as follows:

		As of April 29, 2023
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	7 - 11	$239,955	$(130,667)	$109,288
Technology	3	1,500	(1,500)	—
Other (a)	1 - 4	4,162	(2,818)	1,344
		$245,617	$(134,985)	$110,632

		As of April 30, 2022
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	8 - 12	$251,728	$(126,429)	$125,299
Technology	3	1,500	(1,500)	—
Other (a)	1 - 5	4,162	(2,468)	1,694
		$257,390	$(130,397)	$126,993
(a)    Other consists of recognized intangibles for non-compete agreements, trade names, and favorable leasehold interests.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended April 29, 2023	$12,761
For the 52 weeks ended April 30, 2022	$11,992
For the 52 weeks ended May 1, 2021	$12,006

Estimated Amortization Expense: (Fiscal Year)
2024	$10,344
2025	$10,344
2026	$10,344
2027	$10,286
2028	$9,994
After 2028	$59,320

For additional information about intangible assets, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
Leases
We recognize lease assets and lease liabilities on the consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments as required by FASB Accounting Standards Codification (“ASC”) 842, Leases (Topic 842). We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 8. Leases.
Impairment of Long-Lived Assets
As of April 29, 2023, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $68,153, $246,972, $110,632, and $17,889, respectively, on our consolidated balance sheet. As of April 30, 2022, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $73,584, $286,584, $126,993, and $24,547, respectively, on our consolidated balance sheet.
These amortizable intangible assets relate primarily to our customer and bookstore relationships with our colleges and university clients, and technology acquired. For additional information related to amortizable intangibles, see Intangible Assets above.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
During the third quarter of Fiscal 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 (both pre-tax and after-tax), comprised of $708, $1,697, $3,599 and $4 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized at the point of sale as product revenue in our consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. We offer a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. We record the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, we accelerate any remaining deferred rental revenue at the point of sale.
Revenue for our BNC First Day offerings are recognized consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the student drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

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
Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
Service and other revenue
Service and other revenue is primarily derived from partnership marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.
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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance and accounting. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to any specific reporting segment and are recorded in Corporate Services.
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
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $9,139, $9,932, and $10,895 in the consolidated statement of operations for the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.

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
For the fiscal year ended April 30, 2022, the Company filed an application to change its tax year from January to April under the automatic consent provisions. As a result of the tax year-end change, there is no longer a long-term tax payable associated with the LIFO reserve in other long-term liabilities.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Retail
Course Materials Product Sales	$927,915	$911,182	$864,195
General Merchandise Product Sales (a)	385,499	346,999	274,704
Service and Other Revenue (b)	41,759	48,129	57,421
Retail Product and Other Sales sub-total	1,355,173	1,306,310	1,196,320
Course Materials Rental Income	136,553	133,354	134,150
Retail Total Sales	$1,491,726	$1,439,664	$1,330,470
Wholesale Sales	$106,366	$112,246	$165,825
Eliminations (c)	$(54,884)	$(56,176)	$(89,779)
Total Sales	$1,543,208	$1,495,734	$1,406,516
(a)Effective in April 2021, as contemplated by the F/L Partnership's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. The transition to Lids for campus stores was effective in April 2021, and the e-commerce websites transitioned to Fanatics throughout Fiscal 2022. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
(b)Service and other revenue primarily relates to brand partnerships and other service revenues.
(c)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of both April 29, 2023 and April 30, 2022 on our consolidated balance sheets.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue consists of the following:
•advanced payments from customers related to textbook rental performance obligations, which are recognized ratably over the terms of the related rental period;
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids. respectively as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Equity and Earnings Per Share - Sale of Treasury Shares.
The following table presents changes in deferred revenue associated with our contract liabilities:

	52 weeks ended
	April 29, 2023	April 30, 2022
Deferred revenue at the beginning of period	$16,475	$15,709
Additions to deferred revenue during the period	184,163	130,137
Reductions to deferred revenue for revenue recognized during the period	(185,282)	(129,371)
Deferred revenue balance at the end of period:	$15,356	$16,475
Balance Sheet classification:
Accrued liabilities	$11,218	$11,781
Other long-term liabilities	4,138	4,694
Deferred revenue balance at the end of period:	$15,356	$16,475
As of April 29, 2023, we expect to recognize $11,218 of the deferred revenue balance within the next 12 months.
Note 4. Segment Reporting
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to any specific reporting segment and continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about this segments operations, see Part I - Item 1. Business.
Retail Segment
The Retail Segment operates 1,366 college, university, and K-12 school bookstores, comprised of 774 physical bookstores and 592 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty requested course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 3,000 physical bookstores (including our Retail Segment's 774 physical bookstores) and sources and distributes new and used textbooks to our 592 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 340 college bookstores.
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
Our international operations are not material and the majority of the revenue and total assets are within the United States.

	As of
	April 29, 2023	April 30, 2022
Total Assets
Retail	$785,900	$875,569
Wholesale	160,868	159,125
Corporate Services	6,581	5,175
Sub-Total	953,349	1,039,869
Assets Held for Sale	27,430	31,684
Total Assets	$980,779	$1,071,553

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Capital Expenditures from Continuing Operations
Retail	$23,098	$31,073	$21,208
Wholesale	1,959	2,472	5,905
Corporate Services	35	62	449
Total Capital Expenditures	$25,092	$33,607	$27,562

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Summarized financial information for our reportable segments is reported below:

	52 weeks ended
	April 29, 2023	April 30, 2022 (a)	May 1, 2021 (a)
Sales:
Retail	$1,491,726	$1,439,664	$1,330,470
Wholesale	106,366	112,246	165,825
Eliminations	(54,884)	(56,176)	(89,779)
Total Sales	$1,543,208	$1,495,734	$1,406,516

Gross Profit
Retail (b)	$331,344	$322,983	$195,617
Wholesale	18,275	19,782	34,683
Eliminations	(180)	67	43
Total Gross Profit	$349,439	$342,832	$230,343

Selling and Administrative Expenses
Retail	$320,730	$315,124	$278,149
Wholesale	15,036	16,000	16,085
Corporate Services	22,000	23,002	22,079
Eliminations	(155)	(158)	(149)
Total Selling and Administrative Expenses	$357,611	$353,968	$316,164

Depreciation and Amortization
Retail	$36,737	$36,635	$39,634
Wholesale	5,373	5,418	5,461
Corporate Services	53	71	109
Total Depreciation and Amortization	$42,163	$42,124	$45,204

Impairment loss (non-cash) - Retail (c)	$6,008	$6,411	$27,630

Restructuring and Other Charges (c)
Retail	$2,964	$2,118	$5,514
Wholesale	916	(2,131)	(1,595)
Corporate Services	6,223	957	6,188
Total Restructuring and Other Charges	$10,103	$944	$10,107

Operating Loss
Retail	$(35,095)	$(37,305)	$(155,310)
Wholesale	(3,050)	495	14,732
Corporate Services	(28,276)	(24,030)	(28,376)
Eliminations	(25)	225	192
Total Operating Loss	$(66,446)	$(60,615)	$(168,762)

The following is a reconciliation of segment Operating Loss from Continuing Operations to consolidated Loss from Continuing Operations Before Income Taxes
Total Operating Loss	$(66,446)	$(60,615)	$(168,762)
Interest Expense, net	(22,683)	(10,096)	(8,087)
Total Loss from Continuing Operations Before Income Taxes	$(89,129)	$(70,711)	$(176,849)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
(a)In Fiscal 2022 and Fiscal 2021, our business experienced an unprecedented and significant impact as a result of the COVID-19 pandemic. The impact of which affects the comparability of our results of operations and cash flows.
(b)In Fiscal 2022 and 2021, gross margin includes a merchandise inventory loss and write-off of $434 and $14,960, respectively, in the Retail Segment. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Merchandise Inventories.
(c)See Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information.
Note 5. Equity and Earnings Per Share
Equity
Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 29, 2023, 55,140,186 shares and 52,604,274 shares of our common stock were issued and outstanding, respectively, and 0 shares of our preferred stock were both issued and outstanding. Our common stock trades on the NYSE under the symbol “BNED”.
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
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the Fiscal 2023, Fiscal 2022 and Fiscal 2021, we did not purchase shares under the stock repurchase program. As of April 29, 2023, approximately $26,669 remains available under the stock repurchase program.
During the Fiscal 2023, Fiscal 2022 and Fiscal 2021, we also repurchased 347,808, 239,751 shares, and 414,174 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Sale of Treasury Shares
In December 2020 (Fiscal 2021), we entered into a new merchandising partnership with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability which is recognized over the term of the merchandising contracts for Fanatics and Lids ($211 and $211, respectively, in accrued liabilities, and $3,498 and $3,709, respectively, as of April 29, 2023 and April 30, 2022, in other long-term liabilities our consolidated balance sheet) which is expected to be recognized over the term of the merchandising contracts for Fanatics and Lids, as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Partnership with Fanatics and Lids.
Dividends
We paid no other dividends to common stockholders during Fiscal 2023, Fiscal 2022 and Fiscal 2021. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements. See Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Debt and Note 17. Subsequent Event for details.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the Fiscal 2023, Fiscal 2022 and Fiscal 2021, average shares of 4,740,436, 3,995,990, and 3,387,185, respectively, were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive.
The following is a reconciliation of the basic and diluted earnings per share calculation:

	52 weeks ended
(shares in thousands)	April 29, 2023	April 30, 2022	May 1, 2021
Numerator for basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(90,140)	$(61,559)	$(133,569)
Loss from discontinued operations, net of tax	(11,722)	(7,298)	(6,241)
Net loss available to common shareholders	$(101,862)	$(68,857)	$(139,810)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	52,454	51,797	49,669
Loss per share of Common Stock:
Basic and Diluted
Continuing operations	$(1.72)	$(1.19)	$(2.69)
Discontinued operations	(0.22)	(0.14)	(0.12)
Basic and diluted loss per share of Common Stock	$(1.94)	$(1.33)	$(2.81)

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
Non-Financial Assets and Liabilities
Our non-financial assets include property and equipment, operating lease right-of-use assets, and intangible assets. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment, and we recognized an impairment loss (non-cash) of $6,008, $6,411, and $27,630 ($20,506 after-tax), respectively, on the consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	52 weeks ended April 29, 2023			52 weeks ended April 30, 2022			52 weeks ended May 1, 2021
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Property and equipment, net	$708	$—	$708	$742	$3	$739	$5,505	$420	$5,085
Operating lease right-of-use assets	3,002	1,305	1,697	3,299	1,506	1,793	26,427	13,099	13,328
Intangible assets, net	3,599	—	3,599	3,745	77	3,668	7,723	1,445	6,278
Other noncurrent assets	4	—	4	211	—	211	3,539	600	2,939
Total	$7,313	$1,305	$6,008	$7,997	$1,586	$6,411	$43,194	$15,564	$27,630

Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of April 29, 2023, we recorded a liability of $777 (Level 2 input) which is reflected in accrued liabilities ($734) and other long-term liabilities ($42) on the consolidated balance sheet. As of April 30, 2022, we recorded a liability of $2,774 (Level 2 input) which is reflected in accrued liabilities ($1,726) and other long-term liabilities ($1,048) on the consolidated balance sheet. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.

Note 7. Debt

	As of
	April 29, 2023	April 30, 2022
Credit Facility	$154,154	$185,700
FILO Facility	—	40,000
Term Loan	30,000	—
sub-total	184,154	225,700
Less: Deferred financing costs	(2,003)	—
Total debt	$182,151	$225,700
Balance Sheet classification:
Short-term borrowings	$—	$40,000
Long-term borrowings	182,151	185,700
Total debt	$182,151	$225,700
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on March 31, 2021 and March 1, 2019, under which the lenders committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We have the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 maintaining the maximum availability under the Credit Agreement at $500,000. As of July 31, 2022, the FILO Facility was repaid according to its terms and future commitments under the FILO Facility were reduced to $0.
On March 8, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20,000 to $380,000, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate, and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, on May 31, 2023 (see discussion below) and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32,500 and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
As noted above, the amendment requires the achievement of a Special Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms of the Credit Agreement). See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies for information related to the sale of our DSS segment on May 31, 2023.
We paid a fee of 0.25% of the outstanding principal amount of the commitments under the Credit Agreement on the amendment closing date and we will pay an additional fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement on September 29, 2023.
On May 24, 2023 and July 28, 2023, subsequent to quarter end, we amended the Credit Agreement to extend the maturity date, as well as other changes as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
As of April 29, 2023, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 52 weeks ended April 29, 2023, we borrowed $590,303 and repaid $631,849 under the Credit Agreement, and had outstanding borrowings of $154,154 as of April 29, 2023, comprised entirely of borrowing under the Credit Facility and $0 under the FILO Facility, which was repaid on August 1, 2022. During the 52 weeks ended April 30, 2022, we borrowed $632,220 and repaid $584,120 under the Credit Agreement, and had outstanding borrowings of $185,700 and $40,000 under the Credit Facility and FILO Facility, respectively, as of April 30, 2022. During the 53 weeks ended May 1, 2021, we borrowed $722,600 and repaid $719,700 under the Credit Agreement, and had outstanding borrowings of $127,600 and $50,000 under the Credit Facility and FILO Facility, respectively, as of May 1, 2021. As of April 29, 2023 and April 30, 2022, we issued $2,059 and $4,759, respectively, in letters of credit under the Credit Facility.
During the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021 we incurred debt issuance costs totaling $4,081, $265, and $1,076, respectively. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on June 7, 2024. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 52 weeks ended April 29, 2023, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement, with $30,000 of outstanding borrowings as of April 29, 2023.
On May 24, 2023 and July 28, 2023, subsequent to quarter end, we amended the Term Loan Agreement to extend the maturity date, as well as other changes as described in Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $3,184 related to the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as a reduction to the long-term borrowings in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. We have the right, through December 31, 2022, to pay all or a portion of the interest on the Term Loans in kind. To date, all interest on the term loan has been paid in cash. The Term Loans do not amortize prior to maturity. Solely to the extent that any Term Loans remain outstanding on June 7, 2023, we paid a fee of 1.5% of the outstanding principal amount of the Term Loans on such date.
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
Note 8. Leases
We recognize lease assets and lease liabilities on the consolidated balance sheets for substantially all lease arrangements based on the present value of future lease payments as required by ASC 842, Leases (Topic 842). Our portfolio of leases consists of operating leases comprised of operations agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We do not have finance leases or short-term leases (i.e., those with a term of twelve months or less).
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table summarizes lease expense:

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Variable lease expense	$69,570	$77,956	$69,511
Operating lease expense	135,037	114,815	108,282
Net lease expense	$204,607	$192,771	$177,793
The increase in lease expense is primarily due to higher sales for contracts based on a percentage of revenue and the impact of the timing due to contract renewals, and the increase in minimum contractual guarantees which were temporarily eliminated in the prior years due to limited on campus store traffic resulting from the COVID-19 pandemic.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of April 29, 2023:

As of
April 29, 2023
Fiscal 2024	$111,864
Fiscal 2025	55,801
Fiscal 2026	39,052
Fiscal 2027	30,724
Fiscal 2028	24,276
Thereafter	59,252
Total lease payments	320,969
Less: imputed interest	(36,235)
Operating lease liabilities at period end	$284,734
Future lease payment obligations related to leases that were entered into, but did not commence as of April 29, 2023, were not material.
The following summarizes additional information related to our operating leases:

	As of
	April 29, 2023	April 30, 2022	May 1, 2021
Weighted average remaining lease term (in years)	5.3 years	6.2 years	5.5 years
Weighted average discount rate	4.7%	4.7%	4.9%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$127,582	$123,037	$111,167
ROU assets obtained in exchange for lease liabilities from initial recognition	$97,926	$160,510	$123,556
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
During the 52 weeks ended April 29, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 (both pre-tax and after-tax), comprised of $708, $1,697, $3,599 and $4 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.

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
Restructuring and Other Charges
During the 52 weeks ended April 29, 2023, we recognized restructuring and other charges totaling $10,103, comprised primarily of $4,359 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($1,712 is included in accrued liabilities in the consolidated balance sheet as of April 29, 2023), and $5,744 for costs primarily associated with professional service costs for restructuring and process improvements.
During the 52 weeks ended April 30, 2022, we recognized restructuring and other charges totaling $944, comprised primarily of $1,250 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($71 is included in accrued liabilities in the consolidated balance sheet as of April 30, 2022) and $1,825 for costs associated with professional service costs for restructuring, process improvements, development and integration associated with the F/L Partnership, shareholder activist activities, and liabilities for a facility closure, partially offset by a $2,131 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
During the 52 weeks ended May 1, 2021, we recognized restructuring and other charges totaling $10,107, comprised primarily of $6,035 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, $5,213 for professional service costs related to restructuring, process improvements, the financial advisor strategic review process, costs related to development and integration associated with the F/L Partnership and shareholder activist activities, and $454 related to liabilities for a facility closure, partially offset by a $1,595 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
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
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Effective January 1, 2023, MBS amended the lease agreement to lower the rent and extend the term to December 31, 2024. Rent payments to MBS Realty Partners L.P. were approximately $1,150, $1,380 and $1,380 during the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.

Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC and DSS. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly, if any. Total employee benefit expense for these plans was $4,391, $3,200, and $0, during the 52 weeks ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively.
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
As of April 29, 2023, we recorded a liability of $777 (Level 2 input) related to phantom share units grants of which $734 and $42 is reflected in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. As of April 30, 2022, we recorded a liability of $2,774 (Level 2 input) related to phantom share units grants of which $1,726 and

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
$1,048 is reflected in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheet, respectively.
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
During Fiscal 2023, we granted 322,495 stock options with an exercise price of $2.36 per stock option, which was the fair market value on the date of grant (Stock Option Grant #1) and 348,723 stock options with an exercise price of $4.86 per stock option (Stock Option Grant #2) granted to employees. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options. The following summarizes the stock option fair value assumptions:

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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Long-Term Incentive Compensation Activity
The following table presents a summary of awards activity related to our current Equity Incentive Plan:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, April 30, 2022	35,412	$10.59	1,205,079	$8.71
Granted	11,804	$2.30	990,875	$2.37
Vested	(35,412)	$10.59	(627,330)	$7.00
Forfeited	—	$—	(477,651)	$5.54
Balance, April 29, 2023	11,804	$2.30	1,090,973	$5.33

	Performance Share Units		Phantom Shares
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, April 30, 2022	528,567	$2.23	1,539,027	$2.72
Granted	—	$—	—	$—
Vested	(241,820)	$2.23	(720,289)	$2.39
Forfeited (a)	(286,747)	$2.23	(216,595)	$3.02
Balance, April 29, 2023	—	$—	602,143	$3.01

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance, April 30, 2022	2,702,937	$2.79	$5.82
Granted	671,218	$1.44	$3.66
Exercised (b)	—	$—	$—
Forfeited	(591,222)	$2.95	$6.02
Expired	(20,589)	$6.91	$12.10
Balance, April 29, 2023	2,762,344	$2.40	$5.21
Exercisable, April 29, 2023	1,137,691	$2.13	$4.84

(a) The PSUs forfeitures reflect a cumulative adjustment to reflect changes to the expected level of achievement of the respective grants.
(b) During the period ended April 29, 2023, no options were exercised with a total intrinsic value of $0.

The aggregate grant date fair value of stock options that vested during the 52 weeks ended April 29, 2023 and April 30, 2022 was $1,903 and $783, respectively. There were no stock options that vested during the 52 weeks ended May 1, 2021.

Total fair value of vested share awards during the periods ended April 29, 2023, April 30, 2022, and May 1, 2021 was $8,851, $9,651, and $6,631, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Long-Term Incentive Compensation Expense
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Stock-based awards
Restricted stock expense	$172	$394	$226
Restricted stock units expense	2,813	3,399	3,487
Performance share units expense (a)	10	120	298
Stock option expense	1,720	1,813	667
Sub-total stock-based awards:	$4,715	$5,726	$4,678
Cash settled awards
Phantom share units expense	$(299)	$3,929	$3,575
Total compensation expense for long-term incentive awards	$4,416	$9,655	$8,253
(a)     Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of April 29, 2023 was $6,290 and is expected to be recognized over a weighted-average period of 1.85 years.
Note 13. Income Taxes - Continuing Operations
For Fiscal 2023, Fiscal 2022 and Fiscal 2021, we had no material revenue or expense in jurisdictions outside the United States other than India.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7,164 for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of April 29, 2023, we recognized a current income tax receivable for NOL carrybacks in prepaid and other current assets on the consolidated balance sheet. We received a $7,841 refund in Fiscal 2022, a $15,774 refund in Fiscal 2023 and expect to receive additional refunds of approximately $10,019.
Income tax benefits for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are as follows:

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Current:
Federal	$—	$(1,900)	$(35,130)
State	301	444	(524)
International	252	266	147
Total Current	553	(1,190)	(35,507)
Deferred:
Federal	458	(12,075)	(5,803)
State	—	4,113	(1,970)
International	—	—	—
Total Deferred	458	(7,962)	(7,773)
Total US tax provision	$1,011	$(9,152)	$(43,280)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	52 weeks ended
	April 29, 2023	April 30, 2022	May 1, 2021
Federal statutory income tax rate (a)	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.6	4.6	4.4
Permanent book / tax differences	(1.2)	(0.8)	(1.0)
CARES Act NOL Carryback	—	—	4.1
Valuation allowance	(24.6)	(12.3)	(4.2)
Other, net	0.1	0.4	0.2
Effective income tax rate	(1.1)%	12.9%	24.5%
The effective tax rate for Fiscal 2023 is significantly lower as compared to the prior year comparable period due to the valuation allowance benefit of changing the tax fiscal year in the prior year.
One percentage point on our Fiscal 2023 effective tax rate is approximately $891. The permanent book / tax differences are principally comprised of non-deductible officer's compensation, and non-deductible stock compensation.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.
The significant components of our deferred taxes consisted of the following:

	As of
	April 29, 2023	April 30, 2022
Deferred tax assets:
Estimated accrued liabilities	$5,840	$7,141
Inventory	19,426	16,113
Stock-based compensation	1,145	1,879
Insurance liability	347	374
Operating lease liabilities	65,471	75,950
Tax credits	886	440
Goodwill	8,314	9,214
Net operating losses	70,503	53,149
Interest carryforwards	7,246	2,390
Other	2,456	2,620
Gross deferred tax assets	181,634	169,270
Valuation allowance	(56,962)	(33,209)
Net deferred tax assets	124,672	136,061
Deferred tax liabilities:
Intangible asset amortization	(23,555)	(27,160)
Operating lease right-of-use assets	(63,201)	(73,035)
LIFO inventory valuation	(33,999)	(29,917)
Property and equipment	(5,755)	(7,379)
Gross deferred tax liabilities	(126,510)	(137,491)
Net deferred tax liability	$(1,838)	$(1,430)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
As of April 29, 2023, we had $0 of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at May 2, 2020	$52
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	(52)
Balance at May 1, 2021	$—
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at April 30, 2022	$—
Additions for tax positions of the current period	—
Additions for tax positions of prior periods	—
Reductions due to settlements	—
Other reductions for tax positions of prior periods	—
Balance at April 29, 2023	$—

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of both April 29, 2023 and April 30, 2022, we had accrued $0 for net interest and penalties.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of April 29, 2023, we recorded a valuation allowance of $56,962 compared to $33,209 as of April 30, 2022.
As of April 29, 2023, we had state net operating loss carryforwards (“NOLs”) of approximately $407,294 which will begin to expire in 2026, state tax credit carryforwards totaling $230 which will begin to expire in 2024, federal tax credit carryforward of $886 which will begin to expire in 2040 and federal NOLs of approximately $234,951 which have an indefinite carryforward period.
As of April 29, 2023, we recorded $201 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
We are subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily Fiscal 2018 and forward. Some earlier years remain open for a small minority of states.
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
Purchase obligations, which includes information technology contracts, as of April 29, 2023 are as follows:

Less Than 1 Year	$12,254
1-3 Years	4,341
3-5 Years	476
Total	$17,071
Note 16. Selected Quarterly Financial Information (Unaudited)
A summary of quarterly financial information for the 52 weeks ended April 29, 2023 and April 30, 2022 is as follows:

	13 weeks ended (a)				52 weeks ended
	July 30, 2022	October 29, 2022	January 28, 2023	April 29, 2023	April 29, 2023
Sales	$254,674	$608,633	$438,054	$241,847	$1,543,208
Gross profit	$56,005	$138,141	$97,011	$58,282	$349,439
(Loss) income from continuing operations, net of tax (b)(c)(d)	$(50,322)	$24,168	$(22,134)	$(41,852)	$(90,140)
Loss from discontinued operations, net of tax	$(2,385)	$(2,024)	$(2,915)	$(4,398)	$(11,722)
Net (loss) income	$(52,707)	$22,144	$(25,049)	$(46,250)	$(101,862)

(Loss) earnings per common share:
Basic and Diluted
Continuing operations	$(0.96)	$0.46	$(0.42)	$(0.80)	$(1.72)
Discontinued operations	(0.05)	(0.04)	(0.06)	(0.08)	(0.22)
Total Basic and Diluted Earnings per share	$(1.01)	$0.42	$(0.48)	$(0.88)	$(1.94)
Weighted average common shares outstanding - Basic:	52,172	52,438	52,602	52,604	52,454
Weighted average common shares outstanding - Diluted:	52,172	53,195	52,602	52,604	52,454
(a)     For information related to quarterly seasonality and other variance components, see Part II - Item 7. Management Discussion and Analysis - Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Seasonality.
(b)    (Loss) income from continuing operations includes $375, $260, $4,127, and $5,341 of restructuring and other charges for the 13 weeks ended July 30, 2022, October 29, 2022, January 28, 2023 and April 29, 2023, respectively, and $10,103 for the 52 weeks ended April 29, 2023.
(c)    (Loss) income from continuing operations includes an impairment loss (non-cash) of $6,008 for the 13 weeks ended January 28, 2023 and 52 weeks ended April 29, 2023.
(d)    (Loss) income from continuing operations includes $7,011 and $22,683 of interest expense for the 13 and 52 weeks ended April 29, 2023, respectively. Interest expense increased by $4,724 and $12,587 primarily due to higher borrowings and higher interest rates compared to the prior year.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

	13 weeks ended (a)				52 weeks ended
	July 31, 2021	October 30, 2021	January 29, 2022	April 30, 2022	April 30, 2022
Sales	$232,491	$618,698	$393,368	$251,177	$1,495,734
Gross profit	$52,999	$138,653	$79,029	$72,151	$342,832
(Loss) income from continuing operations, net of tax (b)(c)(d)	$(42,248)	$24,982	$(34,994)	$(9,299)	$(61,559)
Loss from discontinued operations, net of tax	$(1,380)	$(2,454)	$(1,807)	$(1,657)	$(7,298)
Net (loss) income (	$(43,628)	$22,528	$(36,801)	$(10,956)	$(68,857)

(Loss) earnings per common share:
Basic
Continuing operations	$(0.82)	$0.48	$(0.67)	$(0.18)	$(1.19)
Discontinued operations	(0.03)	(0.05)	(0.04)	(0.03)	(0.14)
Total Basic Earnings per share	$(0.85)	$0.43	$(0.71)	$(0.21)	$(1.33)
Weighted average common shares outstanding - Basic:	51,474	51,666	52,003	52,046	51,797

Diluted
Continuing operations	$(0.82)	$0.46	$(0.67)	$(0.18)	$(1.19)
Discontinued operations	(0.03)	(0.05)	(0.04)	(0.03)	(0.14)
Total Diluted Earnings per share	$(0.85)	$0.41	$(0.71)	$(0.21)	$(1.33)
Weighted average common shares outstanding - Diluted:	51,474	54,568	52,003	52,046	51,797
(a)     For information related to quarterly seasonality and other variance components, see Part II - Item 7. Management Discussion and Analysis - Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Seasonality.
(b)    (Loss) income from continuing operations includes $1,905, $1,116, $46, and $(2,123) of restructuring and other charges for the 13 weeks ended July 31, 2021, October 30, 2021, January 29, 2022 and April 30, 2022, respectively, and $944 for the 52 weeks ended April 30, 2022.
(c)    (Loss) income from continuing operations also includes an impairment loss (non-cash) of $6,411 for the 13 weeks ended January 29, 2022 and 52 weeks ended April 30, 2022.
(d)    (Loss) income from continuing operations includes $(9,608) and $(9,152) of an income tax benefit for the 13 and 52 weeks ended April 30, 2022, respectively. The income tax benefit was primarily due to the change in pre-tax loss and the change in the assessment of the realization of deferred tax assets, driven by a change in our tax year.
Note 17. Subsequent Events
May 2023 Debt Amendments
On May 24, 2023, subsequent to quarter end, we amended our existing Credit Agreement to (i) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.75% per annum, in the case of interest accruing based on SOFR, and 2.75%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (ii) defer the reduction of advance rates used to calculate our borrowing capacity by an amount equal to 500 basis points previously required on May 31, 2023 to September 1, 2023, (iii) require cash flow reporting and variance testing commencing June 3, 2023 and (iv) defer partial prepayment of the term loan from the DSS segment sale proceeds to September 1, 2023. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated May 24, 2023 and filed with the SEC on May 31, 2023.
July 2023 Debt Amendments
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 minus, subject to the conditions set

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
forth in such amendment, (B) (a) $7,500 for the period of April 1, 2024 through and including April 30, 2024, (b) $2,500 for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors). The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement).
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $50,000 to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement).

Index to Form 10-K Index to FS
Schedule II—Valuation and Qualifying Accounts

Receivables Valuation and Qualifying Accounts
(In thousands)

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 29, 2023	$2,243	$575	$(1,662)	$1,156
April 30, 2022	$3,594	$2,750	$(4,101)	$2,243
May 1, 2021	$1,986	$4,600	$(2,992)	$3,594

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 29, 2023	$2,723	$122,831	$(123,128)	$2,426
April 30, 2022	$3,331	$123,559	$(124,167)	$2,723
May 1, 2021	$5,063	$145,595	$(147,327)	$3,331

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

Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, and considering the items noted below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 29, 2023.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 29, 2023.
The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 111.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, with the exception of the remediation of the material weakness previously identified, during the most recent quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 111 of this report on Form 10-K for the year ended April 29, 2023.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Principal Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2023 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Barnes & Noble Education, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc. and subsidiaries’ internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Barnes & Noble Education, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 29, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended April 29, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated July 31, 2023 which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Iselin, New Jersey
July 31, 2023

Index to Form 10-K Index to FS
Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 29, 2023 (the “Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of April 29, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,865,121	$5.23	1,990,014
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,865,121	$5.23	1,990,014
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended April 29, 2023, April 30, 2022, and May 1, 2021
Consolidated Balance Sheets as of April 29, 2023 and April 30, 2022
Consolidated Statements of Cash Flows for the years ended April 29, 2023, April 30, 2022, and May 1, 2021
Consolidated Statements of Equity for the years ended April 29, 2023, April 30, 2022, and May 1, 2021
Notes to Consolidated Financial Statements, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended April 29, 2023, April 30, 2022, and May 1, 2021
2.Financial Statement Schedules of Barnes & Noble Education, Inc.:
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

10.10
Sixth Amendment, dated as of March 8, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on March 9, 2023.

10.11
First Amendment, dated as of March 8, 2023, among the Company, as borrower, certain subsidiaries of the Company party thereto as guarantors, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, referenced in the Report on Form 8-K filed with the SEC on March 9, 2023.

10.12
Seventh Amendment, dated as of May 24, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on May 31, 2023.

10.13
Second Amendment, dated as of May 24, 2023, among the Company, as borrower, certain subsidiaries of the Company party thereto as guarantors, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, referenced in the Report on Form 8-K filed with the SEC on May 31, 2023.

10.14
Eighth Amendment, dated as of July 28, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on July 28, 2023.

10.15
Third Amendment, dated as of July 28, 2023, among the Company, as borrower, certain subsidiaries of the Company party thereto as guarantors, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, referenced in the Report on Form 8-K filed with the SEC on July 28, 2023.

Index to Form 10-K Index to FS

10.16
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.17
Registration Statement on Form S-8 regarding the Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan as filed with the SEC on October 8, 2021, and incorporated herein by reference.

10.18
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

10.21
Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement, filed as Exhibit 10.2 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.22	Barnes & Noble Education, Inc. Form of Performance Share Award Agreement, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on September 8, 2016, and incorporated herein by reference.

10.23	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.7 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.24	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.25	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.8 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.26	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.27
Barnes & Noble Education, Inc. Form of Phantom Share Units Award Agreement, filed as Exhibit 10.15 to Annual Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

10.28
Barnes & Noble Education, Inc. Form of Non-Qualified Stock Options Award Agreement, filed as Exhibit 10.16 to Annual Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

10.29
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.30
Letter Agreement, dated as of April 1, 2020 between the Company and Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on April 2, 2020, and incorporated herein by reference.

10.31
Amendment to Employment Agreement, dated September 24, 2020, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on September 29, 2020, and incorporated herein by reference.

10.32	Amendment to Employment Agreement, dated June 23, 2022, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on June 24, 2022, and incorporated herein by reference.

10.33
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller, filed as Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.34
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education, Inc. and Thomas D. Donohue, filed as Exhibit 10.26 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.35	Resignation Letter, dated as of April 12, 2023 between the Company and Thomas D. Donohue, referenced in the Report on Form 8-K filed with the SEC on April 13, 2023.

10.36
Amended and Restated Employment Letter, dated June 19, 2019, between MBS Textbook Exchange, LLC and Dave Henderson, filed as Exhibit 10.1 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

10.37	Severance Letter Agreement and General Release and Waiver, dated as of May 3, 2023, between Barnes & Noble Education, Inc. and David Henderson

Index to Form 10-K Index to FS

10.38
Amended and Restated Employment Letter, dated June 19, 2019, between B&N Education, LLC, a subsidiary of Barnes & Noble Education, Inc. and Jonathan Shar, filed as Exhibit 10.2 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

10.39	Employment Letter, dated February 19, 2021, between BNED Digital Holdings, LLC and David Nenke.

10.40
Resignation Letter, dated as of December 1, 2022 between the Company and David W.B. Nenke, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on December 6, 2022, and incorporated herein by reference.

10.41	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.42
Form of Retention Agreement, dated as of July 14, 2022, of Barnes & Noble College Booksellers, LLC, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 18, 2022, and incorporated herein by reference.

10.43
Cooperation Agreement, dated July 25, 2022, by and among Barnes & Noble Education, Inc. and Outerbridge Capital Management, LLC and certain of its affiliates signatory thereto, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 27, 2022, and incorporated herein by reference.

10.44
Form of Retention Agreement, dated as of April 25, 2023, of Barnes & Noble College Booksellers, LLC, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on May 1 2023, and incorporated herein by reference.

Other.

21.1	List of subsidiaries of Barnes & Noble Education, Inc.

23.1	Consent of Ernst & Young LLP

31.1
Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 17 CFR 240. 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 31, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Huseby	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	July 31, 2023
Michael P. Huseby

/s/ Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	July 31, 2023
Seema C. Paul

/s/ John R. Ryan	Chairman and Director	July 31, 2023
John R. Ryan

/s/ Emily C. Chiu	Director	July 31, 2023
Emily C. Chiu

/s/ Mario R. Dell'Aera, Jr.	Director	July 31, 2023
Mario R. Dell'Aera, Jr.

/s/ Daniel A. DeMatteo	Director	July 31, 2023
Daniel A. DeMatteo

/s/ David G. Golden	Director	July 31, 2023
David G. Golden

/s/ Kathryn Eberle Walker	Director	July 31, 2023
Kathryn Eberle Walker

/s/ Rory Wallace	Director	July 31, 2023
Rory Wallace

/s/ Denise Warren	Director	July 31, 2023
Denise Warren