Form 10-Q
period 2023-07-29
Barnes & Noble Education, Inc.
filed 2023-09-06
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 1, 2023, 52,705,377 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 29, 2023

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 29, 2023	July 30, 2022
Sales:
Product sales and other	$252,650	$243,762
Rental income	11,511	10,912
Total sales	264,161	254,674
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	207,014	192,404
Rental cost of sales	6,513	6,265
Total cost of sales	213,527	198,669
Gross profit	50,634	56,005
Selling and administrative expenses	77,476	90,341
Depreciation and amortization expense	10,253	10,896
Restructuring and other charges	4,633	375
Operating loss	(41,728)	(45,607)
Interest expense, net	8,254	3,868
Loss from continuing operations before income taxes	(49,982)	(49,475)
Income tax (benefit) expense	(11)	847
Loss from continuing operations	$(49,971)	$(50,322)
Loss from discontinued operations, net of tax $20 and $86, respectively	$(417)	$(2,385)
Net loss	$(50,388)	$(52,707)

Loss per share of common stock:
Basic and Diluted:
Continuing operations	$(0.95)	$(0.96)
Discontinued operations	$(0.01)	$(0.05)
Total Basic and Diluted Earnings per share	$(0.96)	$(1.01)
Weighted average common shares outstanding - Basic and Diluted	52,642	52,172
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 29, 2023	July 30, 2022	April 29, 2023
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,657	$7,615	$14,219
Receivables, net	140,858	118,954	92,512
Merchandise inventories, net	384,185	463,555	322,979
Textbook rental inventories	6,860	8,501	30,349
Prepaid expenses and other current assets	59,012	57,184	49,512
Assets held for sale, current	—	30,425	27,430
Total current assets	598,572	686,234	537,001
Property and equipment, net	64,438	73,734	68,153
Operating lease right-of-use assets	283,096	318,070	246,972
Intangible assets, net	107,413	123,339	110,632
Deferred tax assets, net	—	—	132
Other noncurrent assets	17,298	22,242	17,889
Total assets	$1,070,817	$1,223,619	$980,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$275,380	$324,397	$267,923
Accrued liabilities	89,792	88,982	85,759
Current operating lease liabilities	150,917	149,587	99,980
Short-term borrowings	—	40,000	—
Liabilities held for sale	—	5,482	8,423
Total current liabilities	516,089	608,448	462,085
Long-term deferred taxes, net	1,836	1,430	1,970
Long-term operating lease liabilities	171,154	197,407	184,754
Other long-term liabilities	23,016	20,938	19,068
Long-term borrowings	277,663	218,550	182,151
Total liabilities	989,758	1,046,773	850,028
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 55,319, 54,774 and 55,140 shares, respectively; outstanding, 52,705, 52,348 and 52,604 shares, respectively	553	547	551
Additional paid-in capital	746,724	742,624	745,932
Accumulated deficit	(643,744)	(544,201)	(593,356)
Treasury stock, at cost	(22,474)	(22,124)	(22,376)
Total stockholders' equity	81,059	176,846	130,751
Total liabilities and stockholders' equity	$1,070,817	$1,223,619	$980,779
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	13 weeks ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net loss	$(50,388)	$(52,707)
Less: Loss from discontinued operations, net of tax	(417)	(2,385)
Loss from continuing operations	(49,971)	(50,322)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	10,253	10,896
Content amortization expense	—	26
Amortization of deferred financing costs	1,244	555
Deferred taxes	(3)	—
Stock-based compensation expense	957	1,576
Changes in operating lease right-of-use assets and liabilities	721	(1,230)
Changes in other long-term assets and liabilities, net	4,056	1,782
Changes in other operating assets and liabilities, net
Receivables, net	(48,346)	17,048
Merchandise inventories	(61,206)	(169,701)
Textbook rental inventories	23,489	21,110
Prepaid expenses and other current assets	(12,168)	(782)
Accounts payable and accrued liabilities	11,116	140,435
Changes in other operating assets and liabilities, net	(87,115)	8,110
Net cash flows used in operating activities from continuing operations	(119,858)	(28,607)
Net cash flows used in operating activities from discontinued operations	(3,266)	(392)
Net cash flow used in operating activities	$(123,124)	$(28,999)
Cash flows from investing activities:
Purchases of property and equipment	$(4,219)	$(7,530)
Net change in other noncurrent assets	78	—
Net cash flows used in investing activities from continuing operations	(4,141)	(7,530)
Net cash flows provided by (used in) investing activities from discontinued operations	21,395	(2,196)
Net cash flow used in investing activities	$17,254	$(9,726)
Cash flows from financing activities:
Proceeds from borrowings	$145,187	$147,200
Repayments of borrowings	(49,606)	(112,600)
Payment of deferred financing costs	(2,307)	(559)
Purchase of treasury shares	(98)	(612)
Net cash flows provided by financing activities from continuing operations	93,176	33,429
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	$93,176	$33,429
Net decrease in cash, cash equivalents and restricted cash	(12,694)	(5,296)
Cash, cash equivalents and restricted cash at beginning of period	31,988	21,036
Cash, cash equivalents and restricted cash at end of period	19,294	15,740

Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	(633)
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$19,294	$15,107

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			1,791				1,791
Vested equity awards	540	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					238	(612)	(612)
Net loss				(52,707)			(52,707)
Balance July 30, 2022	54,774	$547	$742,624	$(544,201)	2,426	$(22,124)	$176,846

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	55,140	$551	$745,932	$(593,356)	2,536	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	179	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					78	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	55,319	$553	$746,724	$(643,744)	2,614	$(22,474)	$81,059

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, which includes consolidated financial statements for the Company as of April 29, 2023, and April 30, 2022 and for each of the three fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021 (Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers. We operate 1,289 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During the first quarter ended July 29, 2023, BNC First Day total revenue increased by $16,715, or 37%, to $61,773 compared to $45,057 during the prior year period.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), win new accounts, and expand our strategic opportunities through partnerships. We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. We have two reportable segments: Retail and Wholesale. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition.
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
In the Fall of 2023, 157 campus stores are utilizing First Day® Complete representing enrollment of nearly 800,000 undergraduate and post graduate students (as reported by National Center for Education Statistics), an increase of approximately 46% compared to Fall of 2022. During the 13 weeks ended July 29, 2023, First Day Complete sales increased by $9,058, or 55%, to $25,522 as compared to $16,464 in the prior year period. During the 13 weeks ended July 29, 2023, First Day sales increased by $7,657, or 27%, to $36,251 as compared to $28,593 in the prior year period.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Net income (loss) is equal to comprehensive income (loss) on our condensed consolidated statement of operations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 29, 2023 are not indicative of the results expected for the 52 weeks ending April 27, 2024 (Fiscal 2024).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date of these condensed consolidated financial statements if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of July 29, 2023, we had $19,294 of cash on hand, including $10,704 of restricted cash related to segregated funds for commission due to Fanatics for logo merchandise sales as per the merchandising partnership agreement.
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
We incurred a Net Loss from Continuing Operations of $(49,971) and $(50,322) for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively, and we incurred a Net Loss from Continuing Operations of $(90,140), $(61,559), and $(133,569) for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. Our Cash Flow Used In Operating Activities from Continuing Operations were $(119,858) and $(28,607) for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively, and were $90,513, $(16,195), and $27,049, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility) of $40,000, has had a significant impact on our liquidity during the year ended April 29, 2023, including our ability to make timely vendor payments and school commission payments, resulting in a positive cash flow from operations offset by a use of cash for financing activities.
Our losses and projected cash needs, combined with our current liquidity level, raised substantial doubt about our ability to continue as a going concern as of the year ended April 29, 2023, which Management subsequently remediated by implementing a plan to improve the Company’s liquidity and successfully alleviate substantial doubt including (1) raising additional liquidity and (2) taking additional operational restructuring actions.
Debt amendments
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 minus, subject to the conditions set forth in such amendment, (B) (a) $7,500 for the period of April 1, 2024 through and including April 30, 2024, (b) $2,500 for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors), and as of the date of this filing, we have satisfied such requirements. The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement).
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
Operational restructuring plans
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We have taken steps to significantly reduce our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. We have achieved meaningful cost savings from this program of approximately $17,000 during the second half of the year ended April 29, 2023. These initiatives are expected to provide annualized savings of $30,000 to $35,000 in Fiscal 2024. Management's plans over the next twelve months include the further reduction of gross capital expenditures and other cost saving measures of approximately $25,000. Management believes that these plans are within its control and probable of being implemented on a timely basis.
During the 13 weeks ended July 29, 2023, Net Loss from Continuing Operations decreased by $351 compared to the prior year period. During the 13 weeks ended July 29, 2023, Net Loss from Continuing Operations, excluding interest expense and restructuring and other charges, improved by $8,995 primarily due to operational improvements and cost savings initiatives. As discussed below, our first quarter is generally a low sales period, as the majority of sales and operating profit will be realized during the second and third quarters.
Management believes that the expected impact on our liquidity and cash flows resulting from the debt amendments and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these condensed consolidated financial statements and to continue to alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Discontinued Operations
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. Certain assets and liabilities associated with the DSS Segment are presented in our condensed consolidated balance sheets as "Assets Held for Sale" and "Liabilities Held for Sale". The results of operations related to the DSS Segment are included in the condensed consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of the DSS Segment are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Asset Held for Sale and Discontinued Operations presentation.
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the 13 weeks ended July 29, 2023, we recorded a Gain on Sale of Business of $3,068 in Net Loss from Discontinued Operations related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Total sales	$2,784	$9,184
Cost of sales (a)	76	1,700
Gross profit (a)	2,708	7,484
Selling and administrative expenses	2,281	8,146
Depreciation and amortization	—	1,637
Gain on sale of business	(3,068)	—
Impairment loss (non-cash) (b)	610	—
Restructuring costs (c)	3,287	—
Transaction costs	(5)	—
Operating loss	(397)	(2,299)
Income tax expense	20	86
Loss from discontinued operations, net of tax	$(417)	$(2,385)

(a) Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $0 and $1,551 for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively.
(b)    During the 13 weeks ended July 29, 2023, we recognized an impairment loss (non-cash) of $610 (both pre-tax and after-tax), comprised of $119 and $491 of property and equipment and operating lease right-of-use assets, respectively, on the condensed consolidated statement of operations as part of discontinued operations.
(c)    During the 13 weeks ended July 29, 2023, we recognized restructuring and other charges of $3,287 comprised of severance and other employee termination costs.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

The following table summarizes the assets and liabilities of the Assets Held for Sale included in the condensed consolidated balance sheets:

	As of
	April 29, 2023	July 30, 2022
Cash and cash equivalents	$1,057	$633
Receivables, net	480	649
Prepaid expenses and other current assets	901	2,043
Property and equipment, net	19,523	20,904
Intangible assets, net	402	1,230
Goodwill	4,700	4,700
Deferred tax assets, net	130	—
Other noncurrent assets	237	266
Assets held for sale	$27,430	$30,425

Accounts payable	$211	$216
Accrued liabilities	8,212	5,235
Other long-term liabilities	—	31
Liabilities held for sale	$8,423	$5,482

Restricted Cash
As of July 29, 2023 and July 30, 2022, we had restricted cash of $11,637 and $7,492, respectively, comprised of $10,704 and $6,593, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids Partnership's merchandising agreement, and $933 and $899, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
For the 13 weeks ended July 29, 2023 and July 30, 2022
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized at the point of sale as product revenue in our condensed consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. We offer a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. We record the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, we accelerate any remaining deferred rental revenue at the point of sale.
Revenue for our BNC First Day offerings are recognized consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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
For the 13 weeks ended July 29, 2023 and July 30, 2022
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
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended
	July 29, 2023	July 30, 2022
Retail
Course Materials Product Sales	$138,536	$127,493
General Merchandise Product Sales (a)	88,680	88,824
Service and Other Revenue (b)	6,733	9,278
Retail Product and Other Sales sub-total	233,949	225,595
Course Materials Rental Income	11,511	10,912
Retail Total Sales	$245,460	$236,507
Wholesale Sales	$38,791	$37,083
Eliminations (c)	$(20,090)	$(18,916)
Total Sales	$264,161	$254,674
(a)Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	13 weeks ended
	July 29, 2023	July 30, 2022
Deferred revenue at the beginning of period	$15,356	$16,475
Additions to deferred revenue during the period	12,856	17,502
Reductions to deferred revenue for revenue recognized during the period	(12,444)	(15,302)
Deferred revenue balance at the end of period:	$15,768	$18,675
Balance Sheet classification:
Accrued liabilities	$11,769	$14,120
Other long-term liabilities	3,999	4,555
Deferred revenue balance at the end of period:	$15,768	$18,675
As of July 29, 2023, we expect to recognize $11,769 of the deferred revenue balance within the next 12 months.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 4. Segment Reporting
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. For additional information, see Note 2. Summary of Significant Accounting Policies.
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to any specific reporting segment and continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the two segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Retail Segment
The Retail Segment operates 1,289 college, university, and K-12 school bookstores, comprised of 726 physical bookstores and 563 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,900 physical bookstores (including our Retail Segment's 726 physical bookstores) and sources and distributes new and used textbooks to our 563 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 330 college bookstores.
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
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 29, 2023	July 30, 2022
Sales
Retail	$245,460	$236,507
Wholesale	38,791	37,083
Eliminations	(20,090)	(18,916)
Total Sales	$264,161	$254,674

Gross Profit
Retail	$50,291	$53,993
Wholesale	5,794	6,899
Eliminations	(5,451)	(4,887)
Total Gross Profit	$50,634	$56,005

Selling and Administrative Expenses
Retail	$69,173	$79,004
Wholesale	3,388	4,131
Corporate Services	4,918	7,214
Eliminations	(3)	(8)
Total Selling and Administrative Expenses	$77,476	$90,341

Depreciation and Amortization
Retail	$8,966	$9,529
Wholesale	1,277	1,349
Corporate Services	10	18
Total Depreciation and Amortization	$10,253	$10,896

Restructuring and Other Charges
Retail	$526	$—
Wholesale	526	—
Corporate Services	3,581	375
Total Restructuring and Other Charges	$4,633	$375

Operating Loss
Retail	$(28,374)	$(34,540)
Wholesale	603	1,419
Corporate Services	(8,509)	(7,607)
Elimination	(5,448)	(4,879)
Total Operating Loss	$(41,728)	$(45,607)

	13 weeks ended
Reconciliation of segment Operating Loss from Continuing Operations to Loss from Continuing Operations Before Income Taxes:	July 29, 2023	July 30, 2022
Total Operating Loss	$(41,728)	$(45,607)
Interest Expense, net	8,254	3,868
Total Loss from Continuing Operations Before Income Taxes	$(49,982)	$(49,475)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
During the 13 weeks ended July 29, 2023, we did not repurchase shares of our Common Stock under the stock repurchase program and as of July 29, 2023, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended July 29, 2023, we repurchased 77,898 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended July 29, 2023 and July 30, 2022, average shares of 3,698,357 and 4,722,668 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended
(shares in thousands)	July 29, 2023	July 30, 2022
Numerator for basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(49,971)	$(50,322)
Loss from discontinued operations, net of tax	(417)	(2,385)
Net loss available to common shareholders	$(50,388)	$(52,707)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	52,642	52,172
Loss per share of Common Stock:
Basic and Diluted
Continuing operations	$(0.95)	$(0.96)
Discontinued operations	(0.01)	(0.05)
Basic and diluted loss per share of Common Stock	$(0.96)	$(1.01)

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
For the 13 weeks ended July 29, 2023 and July 30, 2022
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
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of July 29, 2023, we recorded a liability of $633 (Level 2 input) which is reflected in accrued liabilities ($595) and other long-term liabilities ($38) on the condensed consolidated balance sheet. As of July 30, 2022, we recorded a liability of $2,976 (Level 2 input) which is reflected in accrued liabilities ($1,810) and other long-term liabilities ($1,166) on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.
Note 7. Debt

	As of
	July 29, 2023	July 30, 2022
Credit Facility	$249,735	$190,300
FILO Facility	—	40,000
Term Loan	30,000	30,000
sub-total	279,735	260,300
Less: Deferred financing costs	(2,072)	(1,750)
Total debt	$277,663	$258,550
Balance Sheet classification:
Short-term borrowings	$—	$40,000
Long-term borrowings	277,663	218,550
Total debt	$277,663	$258,550
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on July 28,2023, May 24, 2023, March 8, 2023, March 31, 2021 and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 maintaining the maximum availability under the Credit Agreement at $500,000. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.
March 2023 Credit Agreement Amendment
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
As noted above, the amendment requires the achievement of a Special Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms of the Credit Agreement). See Note 2. Summary of Significant Accounting Policies for information related to the sale of our DSS segment on May 31, 2023.
We paid a fee of 0.25% of the outstanding principal amount of the commitments under the Credit Agreement on the amendment closing date and we will pay an additional fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement on September 29, 2023.
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $4,081 related to the March 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
May 2023 Credit Agreement Amendment
On May 24, 2023, we amended our existing Credit Agreement to (i) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.75% per annum, in the case of interest accruing based on SOFR, and 2.75%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (ii) defer the reduction of advance rates used to calculate our borrowing capacity by an amount equal to 500 basis points previously required on May 31, 2023 to September 1, 2023, (iii) require cash flow reporting and variance testing commencing June 3, 2023 and (iv) defer partial prepayment of the term loan from the DSS segment sale proceeds to September 1, 2023. We did not incur debt issuance costs related to the May 2023 Credit Agreement amendment. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated May 24, 2023 and filed with the SEC on May 31, 2023.
July 2023 Credit Agreement Amendment
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
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended July 29, 2023, we incurred debt issuance costs totaling $10,979 related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
As of July 29, 2023, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 13 weeks ended July 29, 2023, we borrowed $145,187 and repaid $49,606 under the Credit Agreement, and had outstanding borrowings of $249,735 as of July 29, 2023, comprised entirely of borrowings under the Credit Facility. During the 13 weeks ended July 30, 2022, we borrowed $117,200 and repaid $112,600 under the Credit Agreement, and had outstanding borrowings of $230,300 as of July 30, 2022, comprised $190,300 and $40,000 of borrowings under the Credit Facility and FILO Facility, respectively. As of July 29, 2023 and July 30, 2022, we have issued $575 and $4,759, respectively, in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on June 7, 2024. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 13 weeks ended July 29, 2023, we borrowed $0 and repaid $0 under the Term Loan Credit Agreement, with $30,000 of outstanding borrowings as of July 29, 2023. During the 13 weeks ended July 30, 2022, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement.
March 2023 Term Loan Credit Agreement Amendment
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
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $431 related to the March 2023 Term Loan Credit Agreement amendment. We paid a fee of $50 on the amendment closing date to the lenders under the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
July 2023 Term Loan Credit Agreement Amendment
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $50 to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended July 29, 2023, we incurred debt issuance costs totaling $369 related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
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
The following table summarizes lease expense:

	13 weeks ended
	July 29, 2023	July 30, 2022
Variable lease expense	$12,229	$15,183
Operating lease expense	22,389	22,862
Net lease expense	$34,618	$38,045
The decrease in lease expense during the 13 weeks ended July 29, 2023 is primarily due to lower commission rates related to the shift to from physical to digital course materials and the impact of the timing due to contract renewals, partially offset by higher sales for contracts based on a percentage of sales.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

The following table summarizes our minimum fixed lease obligations, excluding variable commissions:

As of July 29, 2023
Remainder of Fiscal 2024	$148,353
Fiscal 2025	53,542
Fiscal 2026	39,072
Fiscal 2027	31,399
Fiscal 2028	24,316
Thereafter	59,227
Total lease payments	355,909
Less: imputed interest	(33,838)
Operating lease liabilities at period end	$322,071
Future lease payment obligations related to leases that were entered into, but did not commence as of July 29, 2023, were not material. The following summarizes additional information related to our operating leases:

	As of
	July 29, 2023	July 30, 2022
Weighted average remaining lease term (in years)	4.6 years	5.3 years
Weighted average discount rate	4.1%	4.2%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$22,804	$25,073
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$59,304	$64,211
Note 9. Supplementary Information
Restructuring and other charges
During the 13 weeks ended July 29, 2023, we recognized restructuring and other charges totaling $4,633 comprised primarily of $1,051 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, ($1,007 is included in accrued liabilities in the condensed consolidated balance sheet as of July 29, 2023), and $3,582, respectively, for costs primarily associated with professional service costs for restructuring.
During the 13 weeks ended July 30, 2022, we recognized restructuring and other charges totaling $375, comprised primarily of costs associated with professional service costs for restructuring, process improvements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 10. Long-Term Incentive Plan Compensation Expense
During the 13 weeks ended July 29, 2023, we did not grant any long-term incentive plan awards. We recognized compensation expense for previously granted long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended
	July 29, 2023	July 30, 2022
Stock-based awards
Restricted stock expense	$7	$94
Restricted stock units expense	568	866
Performance share units expense	—	10
Stock option expense	382	606
Sub-total stock-based awards:	$957	$1,576
Cash settled awards
Phantom share units expense	$(89)	$188
Total compensation expense for long-term incentive awards	$868	$1,764
Total unrecognized compensation cost related to unvested awards as of July 29, 2023 was $5,131 and is expected to be recognized over a weighted-average period of 1.6 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $1,097 and $1,259 during the 13 weeks ended July 29, 2023 and July 30, 2022, respectively.
Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 12. Income Taxes
Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income (loss) (pre-tax income (loss) excluding unusual or infrequently occurring discrete items) for the reporting period. For the 13 weeks ended July 29, 2023, and in accordance with ASC 740-270-30-18 “Income Taxes - Interim Reporting - Initial Measurement,” and paragraph 82 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we computed our provision for income taxes based on the actual effective tax rate for the year-to-date period by applying the discrete method. We determined that as small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the 13 weeks ended July 29, 2023. We believe that, at this time, the use of this discrete method represents the best estimate of our annual effective tax rate.
We recorded an income tax benefit of $(11) on pre-tax loss of $(49,982) during the 13 weeks ended July 29, 2023, which represented an effective income tax rate of 0% and an income tax expense of $847 on pre-tax loss of $(49,475) during the 13 weeks ended July 30, 2022, which represented an effective income tax rate of (1.7)%. The effective tax rate for the 13 weeks ended July 29, 2023 is lower than the prior year comparable period due to utilization of the discrete tax provision methodology discussed above.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 29, 2023, we determined that it was more likely than not that we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 29, 2023 and July 30, 2022
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers. We operate 1,289 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During the first quarter ended July 29, 2023, BNC First Day total revenue increased by $16.7 million, or 37%, to $61.7 million compared to $45.1 million during the prior year period.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising partnership with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Partnership”), win new accounts, and expand our strategic opportunities through partnerships. We expect gross general merchandise sales to continue to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Partnership. Through this partnership, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. During the 13 weeks ended July 29, 2023, Retail Gross Comparable Store general merchandise sales increased by 5.3%.
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
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Financing Arrangements
During the 13 weeks ended July 29, 2023, we amended our existing Credit Agreement and Term Loan Agreement to, extend the maturity dates and modify various terms to provide additional liquidity. For additional information, see Item 1. Financial Statements - Note 7. Debt.
Sale of DSS Segment
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 13 weeks ended July 29, 2023, we recorded a Gain on Sale of Business of $3.1 million in Net Loss from Discontinued Operations related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. For additional information, see Note 2. Summary of Significant Accounting Policies.

Cost Savings Initiative
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We have taken steps to significantly reduce our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. We have achieved meaningful cost savings from this program of approximately $17 million during the second half of the year ended April 29, 2023. These initiatives are expected to provide annualized savings of $30 million to $35 million in Fiscal 2024. Management's plans over the next twelve months include the further reduction of gross capital expenditures and other cost saving measures of approximately $25 million. Management believes that these plans are within its control and probable of being implemented on a timely basis.
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition.
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
In the Fall of 2023, 157 campus stores are utilizing First Day® Complete representing enrollment of nearly 800,000 undergraduate and post graduate students (as reported by National Center for Education Statistics), an increase of approximately 46% compared to Fall of 2022. During the 13 weeks ended July 29, 2023, First Day Complete sales increased by $9.1 million, or 55%, to $25.5 million as compared to $16.5 million in the prior year period. During the 13 weeks ended July 29, 2023, First Day sales increased by $7.7 million, or 27%, to $36.3 million as compared to $28.6 million in the prior year period.
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

Segments
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. We completed the sale of the previous DSS Segment during the first quarter of Fiscal 2024. For additional information, see Note 2. Summary of Significant Accounting Policies.
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to any specific reporting segment and continue to be presented as “Corporate Services”.
We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the three segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Retail Segment
The Retail Segment operates 1,289 college, university, and K-12 school bookstores, comprised of 726 physical bookstores and 563 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant partners, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
During the 13 weeks ended July 29, 2023, we opened 20 stores and closed 97 stores in the Retail Segment, with estimated net annual sales of $52 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,900 physical bookstores (including our Retail Segment's 726 physical bookstores) and sources and distributes new and used textbooks to our 563 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 330 college bookstores.
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
Retail product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized at the point of sale as product revenue in our condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Depending on the product mix offered under the BNC First

Day offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and schools with cash inflows collected from schools, including modifying payment terms in existing and future school contracts.
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
•Capital Market Trends: We may require additional capital in the future to sustain or grow our business, including implementation of our strategic initiatives. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. These factors have and could continue to materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions.
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
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2023, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 28% of our merchandise purchased, with the largest supplier accounting for approximately 8% of our merchandise purchased. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. In Fiscal 2021 and Fiscal 2022, during the COVID-19 pandemic, the impact of fewer students on campus, and the resulting increase in transition to digital materials, has significantly impacted our on-campus buyback programs which supplies Wholesale’s used textbook inventory for future selling periods. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our First Day Complete equitable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
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

For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Elements of Results of Operations
Our condensed consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The results of operations reflected in our condensed consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation.
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Certain assets and liabilities associated with the DSS Segment are presented in our condensed consolidated balance sheets as current "Assets Held for Sale" and current "Liabilities Held for Sale". The results of operations related to the DSS Segment are included in the condensed consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of the DSS Segment are also presented separately in our condensed consolidated statements of cash flows.
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

Results of Operations - Summary - Continuing Operations (a)

	13 weeks ended (a)
Dollars in thousands	July 29, 2023	July 30, 2022
Sales:
Product sales and other (b)	$252,650	$243,762
Rental income	11,511	10,912
Total sales	$264,161	$254,674

Net loss from continuing operations	$(49,971)	$(50,322)

Adjusted Earnings (non-GAAP) - Continuing Operations (c)	$(45,338)	$(49,921)

Adjusted EBITDA by Segment (non-GAAP) - Continuing Operations (c)
Retail	$(18,882)	$(24,985)
Wholesale	2,406	2,768
Corporate Services	(4,918)	(7,214)
Elimination	(5,448)	(4,879)
Total Adjusted EBITDA (non-GAAP)	$(26,842)	$(34,310)

(a)During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all periods reported above.
(b)Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the condensed consolidated financial statements. For Retail Gross Comparable Store Sales details, see below.

(c)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended
	July 29, 2023	July 30, 2022
Sales:
Product sales and other	95.6%	95.7%
Rental income	4.4	4.3
Total sales	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	81.9	78.9
Rental cost of sales (a)	56.6	57.4
Total cost of sales	80.8	78.0
Gross margin	19.2	22.0
Selling and administrative expenses	29.3	35.5
Depreciation and amortization expense	3.9	4.3
Restructuring and other charges	1.8	0.1
Operating loss from continuing operations	(15.8)%	(17.9)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Results of Operations - Discontinued Operations
During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. Certain assets and liabilities associated with the DSS Segment are presented in our condensed consolidated balance sheets as "Assets Held for Sale" and "Liabilities Held for Sale". The results of operations related to the DSS Segment are included in the condensed consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of the DSS Segment are also presented separately in our condensed consolidated statements of cash flows.
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 13 weeks ended July 29, 2023, we recorded a Gain on Sale of Business of $3.1 million in Net Loss from Discontinued Operations related to the sale. Net cash proceeds from the sale were used for debt repayment and to provide additional funds for working capital needs under our Credit Facility.

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Total sales	2,784	9,184
Cost of sales (a)	76	1,701
Gross profit (a)	2,708	7,483
Selling and administrative expenses	2,281	8,145
Depreciation and amortization	—	1,637
Gain on sale of business	(3,068)	—
Impairment loss (non-cash) (b)	610	—
Restructuring costs (c)	3,287	—
Transaction costs	(5)	—
Operating loss	(397)	(2,299)
Income tax expense	20	86
Loss from discontinued operations, net of tax	$(417)	$(2,385)

(a)    Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $0 and $1.6 million for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively.

(b)    During the 13 weeks ended July 29, 2023, we recognized an impairment loss (non-cash) of $0.6 million (both pre-tax and after-tax), comprised of $0.1 million and $0.5 million of property and equipment and operating lease right-of-use assets, respectively, on the condensed consolidated statement of operations as part of discontinued operations.
(c)    During the 13 weeks ended July 29, 2023, we recognized restructuring and other charges of $3.3 million comprised of severance and other employee termination costs.
Results of Operations - Continuing Operations - 13 weeks ended July 29, 2023 compared with the 13 weeks ended July 30, 2022

	13 weeks ended July 29, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$233,949	$38,791	$—	$(20,090)	$252,650
Rental income	11,511	—	—	—	11,511
Total sales	245,460	38,791	—	(20,090)	264,161
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	188,656	32,997	—	(14,639)	207,014
Rental cost of sales	6,513	—	—	—	6,513
Total cost of sales	195,169	32,997	—	(14,639)	213,527
Gross profit	50,291	5,794	—	(5,451)	50,634
Selling and administrative expenses	69,173	3,388	4,918	(3)	77,476
Depreciation and amortization expense	8,966	1,277	10	—	10,253
Restructuring and other charges	526	526	3,581	—	4,633
Operating (loss) income	$(28,374)	$603	$(8,509)	$(5,448)	$(41,728)

	13 weeks ended July 30, 2022
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$225,595	$37,083	$—	$(18,916)	$243,762
Rental income	10,912	—	—	—	10,912
Total sales	236,507	37,083	—	(18,916)	254,674
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	176,249	30,184	—	(14,029)	192,404
Rental cost of sales	6,265	—	—	—	6,265
Total cost of sales	182,514	30,184	—	(14,029)	198,669
Gross profit	53,993	6,899	—	(4,887)	56,005
Selling and administrative expenses	79,004	4,131	7,214	(8)	90,341
Depreciation and amortization expense	9,529	1,349	18	—	10,896
Restructuring and other charges	—	—	375	—	375
Operating (loss) income	$(34,540)	$1,419	$(7,607)	$(4,879)	$(45,607)

Sales
The following table summarizes our sales for the 13 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022	Var $	Var %
Product sales and other	$252,650	$243,762	$8,888	3.6%
Rental income	11,511	10,912	$599	5.5%
Total Sales	$264,161	$254,674	$9,487	3.7%

The sales increase during the 13 weeks ended July 29, 2023 is primarily related to higher course material sales, primarily at our First Day programs. During the first quarter ended July 29, 2023, BNC First Day total revenue increased by $16.7 million, or 37%, to $61.7 million compared to $45.1 million during the prior year period. The components of the variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 29, 2023
Retail Sales (a)
New stores	$4.7
Closed stores	(7.3)
Comparable stores (a)	8.6
Textbook rental deferral	2.1
Service revenue (b)	(0.3)
Other (c)	1.2
Retail sales subtotal:	$9.0
Wholesale Sales	$1.7
Eliminations (d)	$(1.2)
Total sales variance:	$9.5
(a)    Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the condensed consolidated financial statements. For Retail Gross Comparable Store Sales details, see below.
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
Retail
The following is a store count summary for physical stores and virtual stores.

	13 weeks ended
	July 29, 2023			July 30, 2022
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	774	592	1,366	805	622	1,427
Opened	8	12	20	26	14	40
Closed	56	41	97	38	23	61
End of period	726	563	1,289	793	613	1,406
During the 13 weeks ended July 29, 2023, we opened 20 stores and closed 97 stores in the Retail Segment, with estimated net annual sales of $52 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.
Generally, sales are impacted by revenue from net new/closed stores, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, athletic events, alumni events and prospective student campus tours, as schools approach a more traditional campus experience. We continued to experience higher sales related to our BNC First Day programs and higher general merchandise gross sales, especially for graduation products, logo products, and cafe and convenience products, as on campus traffic continues to grow compared to the prior year. Sales were negatively impacted by lower enrollments, primarily at community colleges and by international students, and the continuation of remote and hybrid class offerings.
Retail sales increased by $9.0 million, or 3.8%, to $245.5 million during the 13 weeks ended July 29, 2023 from $236.5 million during the 13 weeks ended July 30, 2022.
•Product sales and other increased by $8.4 million, or 3.7%, to $233.9 million during the 13 weeks ended July 29, 2023 from $225.6 million during the 13 weeks ended July 30, 2022. During the 13 weeks ended July 29, 2023, total course material product sales increased by $11.0 million, or 8.7%, to $138.5 million primarily due to the growth of our BNC First Day programs discussed below; total general merchandise product net sales decreased by $0.1 million, or 0.2%, to

$88.7 million primarily due to lower commissions for logo general merchandise part of the F/L Partnership agreements, under which the commission rates adjusts as the relationship matured, offset by higher graduation product sales. Effective August 1, 2023, the commission rates for logo general merchandise increases for an estimated one year period under the terms of the July 2023 Term Loan Credit Agreement amendment. Retail Gross Comparable Store Sales for general merchandise increased by 5.3% as discussed below. Service and other revenue decreased by $2.5 million, to $6.7 million primarily due to lower other income for non-return rental penalty fees.
•Revenue from both of our BNC First Day equitable and inclusive access programs increased by $16.7 million, or 37%, to $61.8 million during the 13 weeks ended July 29, 2023, as compared to $45.1 million during the 13 weeks ended July 30, 2022. First Day sales increased by $7.7 million, or 27%, to $36.3 million during the 13 weeks ended July 29, 2023, as compared to $28.6 million during the 13 weeks ended July 30, 2022. First Day Complete total sales increased by $9.0 million, or 55%, to $25.5 million during the 13 weeks ended July 29, 2023, as compared to $16.5 million during the 13 weeks ended July 30, 2022. As of July 29, 2023, 157 campus stores are utilizing First Day Complete course materials delivery program for the 2023 Fall Term, representing approximately 800,000 in total undergraduate and post graduate student enrollment (as reported by National Center for Education Statistics), compared to 111 campus stores representing approximately 545,000 in total undergraduate student enrollment in the 2022 Fall Term.
•Total course material rental income increased by $0.6 million, or 5.5%, to $11.5 million during the 13 weeks ended July 29, 2023 from $10.9 million during the 13 weeks ended July 30, 2022 primarily due to increased rental textbook activity in our First Day Complete program and improved availability of used textbook inventory.
Retail Gross Comparable Store Sales
To supplement the Total Sales table presented above, the Company uses Retail Gross Comparable Store Sales as a key performance indicator. Retail Gross Comparable Store Sales includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from permanently closed stores for all periods presented. For Retail Gross Comparable Store Sales, sales for logo general merchandise fulfilled by Lids, Fanatics and digital agency sales are included on a gross basis in Retail Gross Comparable Store Sales compared to a net basis as commission revenue in our condensed consolidated financial statements.
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
The increase in course material sales was primarily due to the growth of BNC First Day equitable and inclusive access programs (as discussed above), partially offset by a shift to lower cost options and more affordable solutions, including digital offerings. The increase in general merchandise sales was primarily due to higher sales related to graduation products and logo products, and cafe and convenience products.
Retail Gross Comparable Store Sales variances by category for the 13 week periods are as follows:

	13 weeks ended
Dollars in millions	July 29, 2023		July 30, 2022
Textbooks (Course Materials)	$9.0	6.5%	$1.9	1.5%
General Merchandise	6.8	5.3%	31.6	34.0%
Total Retail Gross Comparable Store Sales	$15.8	5.9%	$33.5	15.0%
Wholesale
Wholesale sales increased by $1.7 million, or 4.6% to $38.8 million during the 13 weeks ended July 29, 2023 from $37.1 million during the 13 weeks ended July 30, 2022. The increase is primarily due to higher gross sales of $5.1 million compared to the prior year period, partially offset by higher returns and allowances of $3.4 million.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 80.8% during the 13 weeks ended July 29, 2023 compared to 78.0% during the 13 weeks ended July 30, 2022. Our gross margin decreased by $5.4 million, or 9.6%, to $50.6 million, or 19.2% of sales, during the 13 weeks ended July 29, 2023 from $56.0 million, or 22.0% of sales during the 13 weeks ended July 30, 2022.

Retail
The following table summarizes the Retail cost of sales for the 13 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended
Dollars in thousands	July 29, 2023	% of Related Sales	July 30, 2022	% of Related Sales
Product and other cost of sales	$188,656	80.6%	$176,249	78.1%
Rental cost of sales	6,513	56.6%	6,265	57.4%
Total Cost of Sales	$195,169	79.5%	$182,514	77.2%
The following table summarizes the Retail gross margin for the 13 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended
Dollars in thousands	July 29, 2023	% of Related Sales	July 30, 2022	% of Related Sales
Product and other gross margin	$45,293	19.4%	$49,346	21.9%
Rental gross margin	4,998	43.4%	4,647	42.6%
Gross Margin	$50,291	20.5%	$53,993	22.8%
For the 13 weeks ended July 29, 2023, the Retail Product and other gross margin as a percentage of sales decreased as discussed below:
•For the 13 weeks ended July 29, 2023, Product and other gross margin decreased (250 basis points), driven primarily by lower margin rates for course materials (200 basis points) due to higher markdowns, including markdowns related to closed stores, and lower margin rates due to the shift to digital course materials; and lower commissions for logo general merchandise (290 basis points) as part of the F/L Partnership agreements, under which the commission rates adjust as the relationship matures. Effective August 1, 2023, the commission rates for logo general merchandise increases for an estimated one year period under the terms of the July 2023 Term Loan Credit Agreement amendment. These decreases were partially offset by lower contract costs as a percentage of sales related to our college and university contracts (210 basis points) resulting from contract renewals, and a favorable sales mix (30 basis points) due to increased sales primarily for graduation products.
•For the 13 weeks ended July 29, 2023, the Retail Rental gross margin as a percentage of sales increased driven primarily by favorable rental mix due to improved availability of used textbook inventory, partially offset by higher rental margin rates.
Wholesale
The cost of sales and gross margin for Wholesale were $33.0 million, or 85.1% of sales, and $5.8 million, or 14.9% of sales, respectively, during the 13 weeks ended July 29, 2023. The cost of sales and gross margin for Wholesale was $30.2 million or 81.4% of sales and $6.9 million or 18.6% of sales, respectively, during the 13 weeks ended July 30, 2022. The gross margin rate decreased during the 13 weeks ended July 29, 2023 primarily due to higher product costs and an increase in the returns and allowances, partially offset by lower markdowns.
Intercompany Eliminations
During the 13 weeks ended July 29, 2023 and July 30, 2022, our sales eliminations were $(20.1) million and $(18.9) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended July 29, 2023 and July 30, 2022, the cost of sales eliminations were $(14.6) million and $(14.0) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.

During the 13 weeks ended July 29, 2023 and July 30, 2022, the gross margin eliminations were $(5.5) million and $(4.9) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 29, 2023	% of Sales	July 30, 2022	% of Sales
Total Selling and Administrative Expenses	$77,476	29.3%	$90,341	35.5%
During the 13 weeks ended July 29, 2023, selling and administrative expenses decreased by $12.9 million, or 14.2%, to $77.5 million from $90.3 million during the 13 weeks ended July 30, 2022. The variances by segment are discussed below.
Retail
During the 13 weeks ended July 29, 2023, Retail selling and administrative expenses decreased by $9.8 million, or 12.4%, to $69.2 million from $79.0 million during the 13 weeks ended July 30, 2022. This decrease was primarily due to cost savings initiatives comprised of a $6.0 million decrease in comparable store payroll expense, new/closed store payroll expense and related operating costs, a $1.6 million decrease in corporate payroll expense, infrastructure and product development costs, and a $2.2 million decrease in incentive plan compensation expense.
Wholesale
Wholesale selling and administrative expenses decreased by $0.7 million, or 18.0%, to $3.4 million from $4.1 million during the 13 weeks ended July 30, 2022. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $0.6 million and lower incentive plan compensation expense of $0.1 million.
Corporate Services
During the 13 weeks ended July 29, 2023, Corporate Services' selling and administrative expenses decreased by $2.3 million, or 31.8%, to $4.9 million from $7.2 million during the 13 weeks ended July 30, 2022. The decrease in costs was primarily due to cost savings initiatives comprised of lower incentive plan compensation expense of $1.5 million, lower payroll expense of $0.6 million, and lower operating costs of $0.2 million.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 29, 2023	% of Sales	July 30, 2022	% of Sales
Total Depreciation and Amortization Expense	$10,253	3.9%	$10,896	4.3%
Depreciation and amortization expense decreased by $0.6 million, or 5.9%, to $10.3 million during the 13 weeks ended July 29, 2023 from $10.9 million during the 13 weeks ended July 30, 2022. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2023.
Restructuring and other charges
During the 13 weeks ended July 29, 2023, we recognized restructuring and other charges totaling $4.6 million, comprised primarily of $1.1 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost savings initiatives, and $3.5 million for costs primarily associated with professional service costs for restructuring and process improvements.
During the 13 weeks ended July 30, 2022, we recognized restructuring and other charges totaling $0.4 million, comprised primarily of costs primarily associated with professional service costs for restructuring and process improvements.
Operating Loss

	13 weeks ended
Dollars in thousands	July 29, 2023	% of Sales	July 30, 2022	% of Sales
Total Operating Loss	$(41,728)	(15.8)%	$(45,607)	(17.9)%
Our operating loss was $(41.7) million during the 13 weeks ended July 29, 2023, compared to operating loss of $(45.6) million during the 13 weeks ended July 30, 2022. The decrease in operating loss is due to the matters discussed above. For the

13 weeks ended July 29, 2023, excluding the $4.6 million of restructuring and other charges, discussed above, operating loss was $(37.1) million (or (14.0)% of sales). For the 13 weeks ended July 30, 2022, excluding the $0.4 million of restructuring and other charges, discussed above, operating loss was $(45.2) million (or (17.8)% of sales).
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Interest Expense, Net	$8,254	$3,868
Net interest expense increased by $4.4 million to $8.3 million during the 13 weeks ended July 29, 2023 from $3.9 million during the 13 weeks ended July 30, 2022. The increase was primarily due to higher borrowings and higher interest rates compared to the prior year.
Income Tax (Benefit) Expense

	13 weeks ended
Dollars in thousands	July 29, 2023	Effective Rate	July 30, 2022	Effective Rate
Income Tax (Benefit) Expense	$(11)	0%	$847	(1.7)%
We recorded an income tax benefit of $(0.01) million on pre-tax loss of $(50.0) million during the 13 weeks ended July 29, 2023, which represented an effective income tax rate of 0% and we recorded an income tax expense of $0.8 million on a pre-tax loss of $(49.5) million during the 13 weeks ended July 30, 2022, which represented an effective income tax rate of (1.7)%. The effective tax rate for the 13 weeks ended July 29, 2023 is lower than the prior year comparable period due to the utilization of the discrete tax provision methodology in the current year. For additional information, see Item 1. Financial Statements - Note 12. Income Taxes.
Net Loss from Continuing Operations

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Net Loss from Continuing Operations	$(49,971)	$(50,322)
As a result of the factors discussed above, net loss from continuing operations was $(50.0) million during the 13 weeks ended July 29, 2023, compared with $(50.3) million during the 13 weeks ended July 30, 2022.
Adjusted Earnings (non-GAAP) is $(45.3) million during the 13 weeks ended July 29, 2023, compared with $(49.9) million during the 13 weeks ended July 30, 2022. See Adjusted Earnings (non-GAAP) discussion below.
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
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q, the reconciliation of Adjusted Earnings to net income (loss) from continuing operations, the reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss) from continuing operations, and the reconciliation of Adjusted EBITDA by Segment to net income (loss) from continuing operations by segment, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.

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
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Net loss from continuing operations (a)	$(49,971)	$(50,322)
Reconciling items (below)	4,633	401
Adjusted Earnings (non-GAAP)	$(45,338)	$(49,921)

Reconciling items
Content amortization (non-cash)	$—	$26
Restructuring and other charges (b)	4,633	375
Reconciling items (c)	$4,633	$401
(a)     During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
(c)    There is no pro forma income effect of the non-GAAP items.
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Net loss from continuing operations (a)	$(49,971)	$(50,322)
Add:
Depreciation and amortization expense	10,253	10,896
Interest expense, net	8,254	3,868
Income tax (benefit) expense	(11)	847
Content amortization (non-cash) (d)	—	26
Restructuring and other charges (c)	4,633	375
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$(26,842)	$(34,310)
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$427	$889
Adjusted EBITDA (Non-GAAP) - Total	$(26,415)	$(33,421)

(a)     During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA by Segment for the 13 weeks ended July 29, 2023 and July 30, 2022.

Adjusted EBITDA - by Segment	13 weeks ended July 29, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(28,374)	$603	$(16,752)	$(5,448)	$(49,971)
Add:
Depreciation and amortization expense	8,966	1,277	10	—	10,253
Interest expense, net	—	—	8,254	—	8,254
Income tax benefit	—	—	(11)	—	(11)
Restructuring and other charges (c)	526	526	3,581	—	4,633
Adjusted EBITDA (non-GAAP)	$(18,882)	$2,406	$(4,918)	$(5,448)	$(26,842)

Adjusted EBITDA - by Segment	13 weeks ended July 30, 2022
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(34,540)	$1,419	$(12,322)	$(4,879)	$(50,322)
Add:
Depreciation and amortization expense	9,529	1,349	18	—	10,896
Interest expense, net	—	—	3,868	—	3,868
Income tax expense	—	—	847	—	847
Content amortization (non-cash)	26	—	—	—	26
Restructuring and other charges (c)	—	—	375	—	375
Adjusted EBITDA (non-GAAP)	$(24,985)	$2,768	$(7,214)	$(4,879)	$(34,310)

(a)     During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
(c)    Interest expense is reflected in Corporate Services as it is primarily related to our Credit Agreement and Term Loan Agreement which fund our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.

Adjusted EBITDA (non-GAAP) - Discontinued Operations	13 weeks ended
	July 29, 2023	July 30, 2022
Loss from discontinued operations (a)	$(417)	$(2,385)
Add:
Depreciation and amortization expense	—	1,637
Income tax expense	20	86
Content amortization (non-cash)	—	1,551
Gain on sale of business	(3,068)	—
Impairment loss (non-cash)	610	—
Restructuring and other charges	3,287	—
Transaction costs	(5)	—
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$427	$889
(a)     During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above. For additional information, see Note 2. Summary of Significant Accounting Policies.

Free Cash Flow (non-GAAP)

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Net cash flows used in operating activities from continuing operations	$(119,858)	$(28,607)
Less:
Capital expenditures (a)	4,219	7,530
Cash interest	5,534	2,933
Cash taxes	345	122
Free Cash Flow (non-GAAP)	$(129,956)	$(39,192)
(a) Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, and enhancements to internal systems and our website.
The following table provides the components of total purchases of property and equipment:

Capital Expenditures	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Physical store capital expenditures	$2,205	$4,496
Product and system development	1,763	2,486
Other	251	548
Total Capital Expenditures	$4,219	$7,530

Liquidity and Capital Resources
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date of these condensed consolidated financial statements if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of July 29, 2023, we had $19.3 million of cash on hand, including $10.7 million of restricted cash related to segregated funds for commission due to Fanatics for logo merchandise sales as per the merchandising partnership agreement.
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

We incurred a Net Loss from Continuing Operations of $(50.9) million and $(50.3) million for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively, and we incurred a Net Loss from Continuing Operations of $(90.1) million, $(61.6) million, and $(133.6) million for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. Our Cash Flow Used In Operating Activities from Continuing Operations were $(119.9) million and $(28.6) million for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively, and were $90.5 million, $(16.2) million, and $27.0 million, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility) of $40.0 million, has had a significant impact on our liquidity during the year ended April 29, 2023, including our ability to make timely vendor payments and school commission payments, resulting in a positive cash flow from operations offset by a use of cash for financing activities.
Our losses and projected cash needs, combined with our current liquidity level, raised substantial doubt about our ability to continue as a going concern as of the year ended April 29, 2023, which Management subsequently remediated by implementing a plan to improve the Company’s liquidity and successfully alleviate substantial doubt including (1) raising additional liquidity and (2) taking additional operational restructuring actions.
Debt amendments
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32.5 million minus, subject to the conditions set forth in such amendment, (B) (a) $7.5 million for the period of April 1, 2024 through and including April 30, 2024, (b) $2.5 million for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors), and as of the date of this filing, we have satisfied such requirements. The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement).
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
Operational restructuring plans
We have implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We have taken steps to significantly reduce our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. We have achieved meaningful cost savings from this program of approximately $17.0 million during the second half of the year ended April 29, 2023. These initiatives are expected to provide annualized savings of $30.0 million to $35.0 million in Fiscal 2024. Management's plans over the next twelve months include the further reduction of gross capital expenditures and other cost saving measures of approximately $25.0 million. Management believes that these plans are within its control and probable of being implemented on a timely basis.
During the 13 weeks ended July 29, 2023, Net Loss from Continuing Operations decreased by $0.3 million compared to the prior year period. During the 13 weeks ended July 29, 2023, Net Loss from Continuing Operations, excluding interest expense and restructuring and other charges, improved by $9.0 million primarily due to operational improvements and cost savings initiatives. As discussed below, our first quarter is generally a low sales period, as the majority of sales and operating profit will be realized during the second and third quarters.
Management believes that the expected impact on our liquidity and cash flows resulting from the debt amendments and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these condensed consolidated financial statements and to continue to alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.
See Part I - Risk Factors - We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Sources and Uses of Cash Flow - Continuing Operations

	13 weeks ended
Dollars in thousands	July 29, 2023	July 30, 2022
Net cash flows used in operating activities from continuing operations	$(119,858)	$(28,607)
Net cash flows used in investing activities from continuing operations	(4,141)	(7,530)
Net cash flows provided by financing activities from continuing operations	93,176	33,429
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(30,823)	$(2,708)
As of July 29, 2023 and July 30, 2022, we had restricted cash of $11.6 million and $7.5 million, respectively, comprised of $10.7 million and $6.6 million, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids Partnership's merchandising agreement and $0.9 million for both periods in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities from Continuing Operations
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools, including modifying payment terms in existing and future school contracts. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, as payments are received from the summer and winter selling season when our wholesale business sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various school’s semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities from continuing operations during the 13 weeks ended July 29, 2023 were $(119.9) million compared to $(28.6) million during the 13 weeks ended July 30, 2022. This increase in cash flows used in operating activities from continuing operations of $91.3 million was primarily due to timing of payables primarily due to delayed payments to vendors for inventory purchases and expenses, which were delayed resulting from lower borrowing base availability, increased accounts receivables primarily related to our increased adoption of our BNC First Day equitable and inclusive access sales for Summer terms; and higher interest expense paid.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 13 weeks ended July 29, 2023 were $(4.1) million compared to $(7.5) million during the 13 weeks ended July 30, 2022. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $4.2 million and $7.5 million during the 13 weeks ended July 29, 2023 and July 30, 2022, respectively.

Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by financing activities from continuing operations during the 13 weeks ended July 29, 2023 were $93.2 million compared to $33.4 million during the 13 weeks ended July 30, 2022. This net change of $59.8 million is primarily due to higher net borrowings and higher payments for deferred financing costs.
Financing Arrangements

	As of
	July 29, 2023	July 30, 2022
Credit Facility	$249,735	$190,300
FILO Facility	—	40,000
Term Loan	30,000	30,000
sub-total	279,735	260,300
Less: Deferred financing costs	(2,072)	(1,750)
Total debt	$277,663	$258,550
Balance Sheet classification:
Short-term borrowings	$—	$40,000
Long-term borrowings	277,663	218,550
Total debt	$277,663	$258,550
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on July 28,2023, May 24, 2023, March 8, 2023, March 31, 2021 and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100.0 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100.0 million maintaining the maximum availability under the Credit Agreement at $500.0 million. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.
March 2023 Credit Agreement Amendment
On March 8, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20.0 million to $380.0 million, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate, and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, on May 31, 2023 (see discussion below) and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32.5 million and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
As noted above, the amendment requires the achievement of a Special Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms of the Credit Agreement). See Note 2. Summary of Significant Accounting Policies for information related to the sale of our DSS segment on May 31, 2023.
We paid a fee of 0.25% of the outstanding principal amount of the commitments under the Credit Agreement on the amendment closing date and we will pay an additional fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement on September 29, 2023.
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $4.1 million related to the March 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.

May 2023 Credit Agreement Amendment
On May 24, 2023, we amended our existing Credit Agreement to (i) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.75% per annum, in the case of interest accruing based on SOFR, and 2.75%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (ii) defer the reduction of advance rates used to calculate our borrowing capacity by an amount equal to 500 basis points previously required on May 31, 2023 to September 1, 2023, (iii) require cash flow reporting and variance testing commencing June 3, 2023 and (iv) defer partial prepayment of the term loan from the DSS segment sale proceeds to September 1, 2023. We did not incur debt issuance costs related to the May 2023 Credit Agreement amendment. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated May 24, 2023 and filed with the SEC on May 31, 2023.
July 2023 Credit Agreement Amendment
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
During the 13 weeks ended July 29, 2023, we incurred debt issuance costs totaling $11.0 million related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
As of July 29, 2023, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 13 weeks ended July 29, 2023, we borrowed $145.2 million and repaid $49.6 million under the Credit Agreement, and had outstanding borrowings of $249.7 million as of July 29, 2023, comprised entirely of borrowings under the Credit Facility. During the 13 weeks ended July 30, 2022, we borrowed $117.2 million and repaid $112.6 million under the Credit Agreement, and had outstanding borrowings of $230,300 as of July 30, 2022, comprised $190.3 million and $40.0 million of borrowings under the Credit Facility and FILO Facility, respectively. As of July 29, 2023 and July 30, 2022, we have issued $0.6 million and $4.8 million, respectively, in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30.0 million (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on June 7, 2024. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 13 weeks ended July 29,

2023, we borrowed $0 and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of July 29, 2023. During the 13 weeks ended July 30, 2022, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement.
March 2023 Term Loan Credit Agreement Amendment
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
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $0.4 million related to the March 2023 Term Loan Credit Agreement amendment. We paid a fee of $0.05 million on the amendment closing date to the lenders under the Term Loan Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
July 2023 Term Loan Credit Agreement Amendment
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
During the 13 weeks ended July 29, 2023, we incurred debt issuance costs totaling $0.4 million related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
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
As of July 29, 2023, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the condensed consolidated balance sheet. We received refunds of $7.8 million in Fiscal 2022 and a $15.8 million refund in Fiscal 2023. We expect to receive additional refunds of approximately $10.0 million.
Share Repurchases
During the 13 weeks ended July 29, 2023, we did not repurchase any of our Common Stock under the stock repurchase program. As of July 29, 2023, approximately $26.7 million remains available under the stock repurchase program.
During the 13 weeks ended July 29, 2023, we repurchased 77,898 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Off-Balance Sheet Arrangements
As of July 29, 2023, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Critical Accounting Policies
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
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
•technological changes, including the adoption of artificial intelligence technologies for educational content;
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
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
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
Item 3:    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the items discussed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 29, 2023.
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
Item 1A. Risk Factors
There have been no material changes during the 13 weeks ended July 29, 2023 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of July 29, 2023 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2023 - May 27, 2023	—	$—	—	$26,669,324
May 28, 2023 - July 1, 2023	—	$—	—	$26,669,324
July 2, 2023 - July 29, 2023	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
During the 13 weeks ended July 29, 2023, we did not repurchase any shares of our Common Stock under the stock repurchase program.
During the 13 weeks ended July 29, 2023, we repurchased 77,898 shares of our Common Stock outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

10.1
Seventh Amendment, dated as of May 24, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on May 31, 2023.

10.2
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

10.3
Eighth Amendment, dated as of July 28, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on July 28, 2023.

10.4
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

10.5
Severance Letter Agreement and General Release and Waiver, dated as of May 3, 2023, between Barnes & Noble Education, Inc. and David Henderson, referenced in the Annual Report on Form 10-K filed with the SEC on July 31, 2023.

31.1 *
Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **
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
* Filed herewith.
** Furnished herewith.

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

September 6, 2023