Form 10-Q
period 2023-10-28
Barnes & Noble Education, Inc.
filed 2023-12-07
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 1, 2023, 53,149,504 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 28, 2023

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales:
Product sales and other	$569,698	$567,299	$822,348	$811,061
Rental income	40,681	41,334	52,192	52,246
Total sales	610,379	608,633	874,540	863,307
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	451,953	447,551	658,967	639,955
Rental cost of sales	22,184	22,941	28,697	29,206
Total cost of sales	474,137	470,492	687,664	669,161
Gross profit	136,242	138,141	186,876	194,146
Selling and administrative expenses	85,961	98,954	163,437	189,295
Depreciation and amortization expense	10,175	10,256	20,428	21,152
Restructuring and other charges	4,274	260	8,907	635
Operating income (loss)	35,832	28,671	(5,896)	(16,936)
Interest expense, net	10,664	4,886	18,918	8,754
Income (loss) from continuing operations before income taxes	25,168	23,785	(24,814)	(25,690)
Income tax expense (benefit)	314	(383)	303	464
Income (loss) from continuing operations	$24,854	$24,168	$(25,117)	$(26,154)
Loss from discontinued operations, net of tax of $0, $83, $20, and $169, respectively	$(674)	$(2,024)	$(1,091)	$(4,409)
Net income (loss)	$24,180	$22,144	$(26,208)	$(30,563)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.47	$0.46	$(0.48)	$(0.50)
Discontinued operations	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Total Basic Earnings per share	$0.46	$0.42	$(0.50)	$(0.58)
Weighted average common shares outstanding - Basic	52,791	52,438	52,716	52,305

Diluted:
Continuing operations	$0.47	$0.46	$(0.48)	$(0.50)
Discontinued operations	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Total Diluted Earnings per share	$0.46	$0.42	$(0.50)	$(0.58)
Weighted average common shares outstanding - Diluted	52,870	53,195	52,716	52,305

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 28, 2023	October 29, 2022	April 29, 2023
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,008	$17,296	$14,219
Receivables, net	221,805	209,288	92,512
Merchandise inventories, net	364,292	371,570	322,979
Textbook rental inventories	51,840	49,355	30,349
Prepaid expenses and other current assets	63,410	51,520	49,512
Assets held for sale, current	—	30,558	27,430
Total current assets	716,355	729,587	537,001
Property and equipment, net	61,403	75,475	68,153
Operating lease right-of-use assets	246,531	291,704	246,972
Intangible assets, net	104,026	120,533	110,632
Deferred tax assets, net	—	—	132
Other noncurrent assets	16,664	21,100	17,889
Total assets	$1,144,979	$1,238,399	$980,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$385,895	$326,007	$267,923
Accrued liabilities	112,075	113,628	85,759
Current operating lease liabilities	126,426	130,802	99,980
Liabilities held for sale	—	5,243	8,423
Total current liabilities	624,396	575,680	462,085
Long-term deferred taxes, net	1,936	1,430	1,970
Long-term operating lease liabilities	160,185	190,758	184,754
Other long-term liabilities	18,625	19,622	19,068
Long-term borrowings	233,873	250,445	182,151
Total liabilities	1,039,015	1,037,935	850,028
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 55,818, 55,132 and 55,140 shares, respectively; outstanding, 53,137, 52,599 and 52,604 shares, respectively	558	551	551
Additional paid-in capital	747,518	744,339	745,932
Accumulated deficit	(619,564)	(522,057)	(593,356)
Treasury stock, at cost	(22,548)	(22,369)	(22,376)
Total stockholders' equity	105,964	200,464	130,751
Total liabilities and stockholders' equity	$1,144,979	$1,238,399	$980,779
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	26 weeks ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net loss	$(26,208)	$(30,563)
Less: Loss from discontinued operations, net of tax	(1,091)	(4,409)
Loss from continuing operations	(25,117)	(26,154)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	20,428	21,152
Content amortization expense	—	26
Amortization of deferred financing costs	4,406	1,200
Deferred taxes	97	—
Stock-based compensation expense	1,756	3,066
Non-cash interest expense (paid-in-kind)	863	—
Changes in operating lease right-of-use assets and liabilities	1,826	(298)
Changes in other long-term assets and liabilities, net	(2,311)	265
Changes in other operating assets and liabilities, net
Receivables, net	(129,293)	(73,287)
Merchandise inventories	(41,313)	(77,716)
Textbook rental inventories	(21,491)	(19,743)
Prepaid expenses and other current assets	2,756	13,149
Accounts payable and accrued liabilities	140,233	168,413
Changes in other operating assets and liabilities, net	(49,108)	10,816
Net cash flows (used in) provided by operating activities from continuing operations	(47,160)	10,073
Net cash flows used in operating activities from discontinued operations	(3,939)	(703)
Net cash flow (used in) provided by operating activities	$(51,099)	$9,370
Cash flows from investing activities:
Purchases of property and equipment	$(8,196)	$(16,823)
Net change in other noncurrent assets	78	255
Net cash flows used in investing activities from continuing operations	(8,118)	(16,568)
Net cash flows provided by (used in) investing activities from discontinued operations	21,395	(3,750)
Net cash flow provided by (used in) investing activities	$13,277	$(20,318)
Cash flows from financing activities:
Proceeds from borrowings	$284,698	$348,200
Repayments of borrowings	(233,970)	(321,900)
Payment of deferred financing costs	(9,381)	(1,716)
Purchase of treasury shares	(172)	(857)
Net cash flows provided by financing activities from continuing operations	41,175	23,727
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	$41,175	$23,727
Net increase in cash, cash equivalents and restricted cash	3,353	12,779
Cash, cash equivalents and restricted cash at beginning of period	31,988	21,036

Cash, cash equivalents and restricted cash at end of period	35,341	33,815
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	(929)
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$35,341	$32,886

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			1,791				1,791
Vested equity awards	540	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					238	(612)	(612)
Net loss				(52,707)			(52,707)
Balance July 30, 2022	54,774	$547	$742,624	$(544,201)	2,426	$(22,124)	$176,846
Stock-based compensation expense			1,719				1,719
Vested equity awards	357	4	(4)				—
Shares repurchased for tax withholdings for vested stock awards					107	(245)	(245)
Net income				22,144			22,144
Balance October 29, 2022	55,131	$551	$744,339	$(522,057)	2,533	$(22,369)	$200,464

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	55,140	$551	$745,932	$(593,356)	2,536	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	179	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					78	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	55,319	$553	$746,724	$(643,744)	2,614	$(22,474)	$81,059
Stock-based compensation expense			799				799
Vested equity awards	499	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					67	(74)	(74)
Net income				24,180			24,180
Balance October 28, 2023	55,818	$558	$747,518	$(619,564)	2,681	$(22,548)	$105,964

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, which includes consolidated financial statements for the Company as of April 29, 2023, and April 30, 2022 and for each of the three fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021 ("Fiscal 2023," "Fiscal 2022" and "Fiscal 2021", respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers. We operate 1,271 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During the 26 weeks ended October 28, 2023, BNC First Day total revenue increased by $72,684, or 39%, to $261,021 compared to $188,337 during the prior year period.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising and e-commerce service provider agreement with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Through this relationship, Fanatics and Lids provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools on our behalf to drive increased value for customers and accelerate growth of our logo general merchandise business.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
•First Day Complete is adopted by an institution and includes the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our schools by Fiscal 2025, with continued relative adoption of this model thereafter.
In the Fall of 2023, 157 campus stores are utilizing First Day® Complete representing enrollment of nearly 800,000 undergraduate and post graduate students (as reported by National Center for Education Statistics), an increase of approximately 47% compared to Fall of 2022. During the 26 weeks ended October 28, 2023, First Day Complete sales increased by $55,455, or 52%, to $161,934 as compared to $106,479 in the prior year period. During the 26 weeks ended October 28, 2023, First Day sales increased by $17,229, or 21%, to $99,087 as compared to $81,858 in the prior year period.
Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Under the related service provider agreements, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics and Lids process consumer personal information on our behalf, subject to certain contractual obligations as our service providers, offering our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. As our service provider, we leverage Fanatics’ e-commerce technology and expertise on our behalf for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 28, 2023 are not indicative of the results expected for the 52 weeks ending April 27, 2024 ("Fiscal 2024").
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
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of October 28, 2023, we had $35,341 of cash on hand, including $20,333 of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the merchandising service provider agreement.
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
We recognized Net Income from Continuing Operations of $24,854 and $24,168 for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively, and a Net Loss from Continuing Operations of $(25,117) and $(26,154) for the 26 weeks ended October 28, 2023 and October 29, 2022, respectively, and we incurred a Net Loss from Continuing Operations of $(90,140), $(61,559), and $(133,569) for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. Our Cash Flow (Used In) Provided by Operating Activities from Continuing Operations were $(47,160) and $10,073 for the 26 weeks ended October 28, 2023 and October 29, 2022, respectively, and were $90,513, $(16,195), and $27,049, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. The tightening of our available credit commitments, including the elimination and repayment of our FILO Facility in fiscal year 2023 of $40,000, had a significant impact on our liquidity during fiscal year 2023 and fiscal year 2024, including our ability to make timely vendor payments and school commission payments.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Debt amendments
On October 10, 2023, we amended our existing Credit Agreement to revise certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3,800 that would become due and payable at the earlier to occur of (1) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement.
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
On July 28, 2023, we amended our Term Loan Agreement to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $50,000 to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement).
Operational restructuring plans
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the last year, we have achieved annualized savings of $30,000 to $35,000 from these cost savings initiatives. Additionally, during Fiscal 2024, Management's planned to implement further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $25,000, of which approximately $14,000 has been achieved during the 26 weeks ended October 28, 2023. Management believes that these plans are within its control and will be focused on implementing as outlined.
During the 13 weeks ended October 28, 2023, Net Income from Continuing Operations increased by $686 compared to the prior year period. Excluding interest expense and restructuring and other charges Net Income from Continuing Operations improved by $10,478 during the 13 weeks ended October 28, 2023 compared to the prior year period. During the 26 weeks ended October 28, 2023, Net Loss from Continuing Operations decreased by $1,037 compared to the prior year period. Excluding interest expense and restructuring and other charges Net Loss from Continuing Operations decreased by $19,473 during the 26 weeks ended October 28, 2023 compared to the prior year period. The improvements in Net Income from Continuing Operations during the 13 and 26 weeks are primarily due to operational improvements and cost savings initiatives.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the 26 weeks ended October 28, 2023, we recorded a Gain on Sale of Business of $3,068 in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total sales	$—	$8,465	$2,784	$17,649
Cost of sales (a)	—	1,772	76	3,472
Gross profit (a)	—	6,693	2,708	14,177
Selling and administrative expenses	643	8,131	2,924	16,277
Depreciation and amortization	3	503	3	2,140
Gain on sale of business	—	—	(3,068)	—
Impairment loss (non-cash) (b)	—	—	610	—
Restructuring costs (c)	10	—	3,297	—
Transaction costs	18	—	13	—
Operating loss	(674)	(1,941)	(1,071)	(4,240)
Income tax expense	—	83	20	169
Loss from discontinued operations, net of tax	$(674)	$(2,024)	$(1,091)	$(4,409)

(a) Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $1,618 and $3,169 for the 13 and 26 weeks ended October 29, 2022, respectively.
(b)    During the 26 weeks ended October 28, 2023, we recognized an impairment loss (non-cash) of $610 (both pre-tax and after-tax),

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

comprised of $119 and $491 of property and equipment and operating lease right-of-use assets, respectively, on the condensed consolidated statement of operations as part of discontinued operations.
(c)    During the 26 weeks ended October 28, 2023, we recognized restructuring and other charges of $3,297 comprised of severance and other employee termination costs.

The following table summarizes the assets and liabilities of the Assets Held for Sale included in the condensed consolidated balance sheets:

	As of
	April 29, 2023	October 29, 2022
Cash and cash equivalents	$1,057	$929
Receivables, net	480	721
Prepaid expenses and other current assets	901	2,421
Property and equipment, net	19,523	20,621
Intangible assets, net	402	954
Goodwill	4,700	4,700
Deferred tax assets, net	130	—
Other noncurrent assets	237	212
Assets held for sale	$27,430	$30,558

Accounts payable	$211	$161
Accrued liabilities	8,212	5,061
Other long-term liabilities	—	20
Liabilities held for sale	$8,423	$5,242

Restricted Cash
As of October 28, 2023 and October 29, 2022, we had restricted cash of $20,333 and $15,590, respectively, comprised of $19,388 and $14,686, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement, and $945 and $904, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
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
Revenue recognized for our BNC First Day offerings is consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
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
As contemplated by the F/L Relationship related merchandising agreement and e-commerce agreement, logo general merchandise sales are fulfilled by Lids and Fanatics on our behalf and we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements.
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
Service and other revenue
Service and other revenue is primarily derived from brand partnership marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.
Brand partnership marketing agreements often include multiple performance obligations which are individually negotiated with our customers. For these arrangements that contain distinct performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand partnership marketing service and overtime for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.
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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance and accounting. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to a specific reporting segment and are recorded in Corporate Services.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending April 26, 2025 and subsequent interim periods. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Retail
Course Materials Product Sales	$435,370	$416,410	$573,906	$547,262
General Merchandise Product Sales (a)	105,022	122,648	193,702	211,472
Service and Other Revenue (b)	18,263	18,218	24,996	24,137
Retail Product and Other Sales sub-total	558,655	557,276	792,604	782,871
Course Materials Rental Income	40,681	41,334	52,192	52,246
Retail Total Sales	$599,336	$598,610	$844,796	$835,117
Wholesale Sales	$20,973	$21,120	$59,764	$58,203
Eliminations (c)	$(9,930)	$(11,097)	$(30,020)	$(30,013)
Total Sales	$610,379	$608,633	$874,540	$863,307
(a)Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.
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
•unsatisfied performance obligations associated with brand partnership marketing services, which are recognized when the contracted services are provided to our brand partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the e-commerce and merchandising contracts for Fanatics and Lids, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

The following table presents changes in deferred revenue associated with our contract liabilities:

	26 weeks ended
	October 28, 2023	October 29, 2022
Deferred revenue at the beginning of period	$15,356	$16,475
Additions to deferred revenue during the period	97,773	96,121
Reductions to deferred revenue for revenue recognized during the period	(71,164)	(68,676)
Deferred revenue balance at the end of period:	$41,965	$43,920
Balance Sheet classification:
Accrued liabilities	$38,105	$39,504
Other long-term liabilities	3,860	4,416
Deferred revenue balance at the end of period:	$41,965	$43,920
As of October 28, 2023, we expect to recognize $38,105 of the deferred revenue balance within the next 12 months.
Note 4. Segment Reporting
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. For additional information, see Note 2. Summary of Significant Accounting Policies.
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to a specific reporting segment and continue to be presented as “Corporate Services”.
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
Retail Segment
The Retail Segment operates 1,271 college, university, and K-12 school bookstores, comprised of 717 physical bookstores and 554 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant service providers, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,900 physical bookstores (including our Retail Segment's 717 physical bookstores) and sources and distributes new and used textbooks to our 554 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 330 college bookstores.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales
Retail	$599,336	$598,610	$844,796	$835,117
Wholesale	20,973	21,120	59,764	58,203
Eliminations	(9,930)	(11,097)	(30,020)	(30,013)
Total Sales	$610,379	$608,633	$874,540	$863,307

Gross Profit
Retail	$125,529	$129,502	$175,820	$183,495
Wholesale	6,090	5,455	11,884	12,354
Eliminations	4,623	3,184	(828)	(1,703)
Total Gross Profit	$136,242	$138,141	$186,876	$194,146

Selling and Administrative Expenses
Retail	$77,182	$90,086	$146,355	$169,090
Wholesale	3,492	3,867	6,880	7,998
Corporate Services	5,287	5,075	10,205	12,289
Eliminations	—	(74)	(3)	(82)
Total Selling and Administrative Expenses	$85,961	$98,954	$163,437	$189,295

Depreciation and Amortization
Retail	$8,911	$8,869	$17,877	$18,398
Wholesale	1,254	1,370	2,531	2,719
Corporate Services	10	17	20	35
Total Depreciation and Amortization	$10,175	$10,256	$20,428	$21,152

Restructuring and Other Charges
Retail	$29	$—	$555	$—
Wholesale	—	—	526	—
Corporate Services	4,245	260	7,826	635
Total Restructuring and Other Charges	$4,274	$260	$8,907	$635

Operating Income (Loss)
Retail	$39,407	$30,547	$11,033	$(3,993)
Wholesale	1,344	218	1,947	1,637
Corporate Services	(9,542)	(5,352)	(18,051)	(12,959)
Elimination	4,623	3,258	(825)	(1,621)
Total Operating Income (Loss)	$35,832	$28,671	$(5,896)	$(16,936)

Interest Expense, net	$10,664	$4,886	$18,918	$8,754
Total Income (Loss) from Continuing Operations Before Income Taxes	$25,168	$23,785	$(24,814)	$(25,690)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
During the 13 and 26 weeks ended October 28, 2023, we did not repurchase shares of our Common Stock under the stock repurchase program and as of October 28, 2023, approximately $26,669 remains available under the stock repurchase program.
During the 13 and 26 weeks ended October 28, 2023, we repurchased 66,852 and 144,750 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended October 28, 2023 and October 29, 2022, average shares of 3,149,756 and 3,153,516 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 26 weeks ended October 28, 2023 and October 29, 2022, average shares of 3,453,892 and 4,898,303 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings per share calculation:

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended		26 weeks ended
(shares in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator for basic earnings per share:
Net income (loss) from continuing operations	$24,854	$24,168	$(25,117)	$(26,154)
Less allocation of earnings to participating securities	(3)	(11)	—	—
Net income (loss) from continuing operations available to common shareholders	$24,851	$24,157	$(25,117)	$(26,154)
Loss from discontinued operations, net of tax	(674)	(2,024)	(1,091)	(4,409)
Net income (loss) available to common shareholders	$24,177	$22,133	$(26,208)	$(30,563)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations	$24,851	$24,157	$(25,117)	$(26,154)
Allocation of earnings to participating securities	3	11	—	—
Less diluted allocation of earnings to participating securities	(3)	(11)	—	—
Net income (loss) from continuing operations available to common shareholders	$24,851	$24,157	$(25,117)	$(26,154)
Loss from discontinued operations, net of tax	(674)	(2,024)	(1,091)	(4,409)
Net income (loss) available to common shareholders	$24,177	$22,133	$(26,208)	$(30,563)

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	52,791	52,438	52,716	52,305

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	52,791	52,438	52,716	52,305
Average dilutive restricted stock units	74	141	—	—
Average dilutive restricted shares	5	10	—	—
Average dilutive stock options	—	606	—	—
Diluted weighted average shares of Common Stock	52,870	53,195	52,716	52,305

Earnings (Loss) per share of Common Stock:
Basic
Continuing operations	$0.47	$0.46	$(0.48)	$(0.50)
Discontinuing operations	(0.01)	(0.04)	(0.02)	(0.08)
Total Basic Earnings per share	$0.46	$0.42	$(0.50)	$(0.58)

Diluted
Continuing operations	$0.47	$0.46	$(0.48)	$(0.50)
Discontinuing operations	(0.01)	(0.04)	(0.02)	(0.08)
Total Diluted Earnings per share	$0.46	$0.42	$(0.50)	$(0.58)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair value of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1. The fair value of short-term and long-term debt approximates its carrying value.
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
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of October 28, 2023, we recorded a liability of $32 (Level 2 input) which is reflected in accrued liabilities on the condensed consolidated balance sheet. As of October 29, 2022, we recorded a liability of $1,398 (Level 2 input) which is reflected in accrued liabilities ($1,318) and other long-term liabilities ($80) on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.
Note 7. Debt

		As of
	Maturity Date	October 28, 2023	October 29, 2022
Credit Facility	December 28, 2024	$204,881	$222,000
Term Loan	April 7, 2025	30,863	30,000
sub-total		235,744	252,000
Less: Deferred financing costs		(1,871)	(1,555)
Total debt		$233,873	$250,445
Balance Sheet classification:
Short-term borrowings		$—	$—
Long-term borrowings		233,873	250,445
Total debt		$233,873	$250,445

Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on October 10, 2023, July 28, 2023, May 24, 2023, March 8, 2023, March 31, 2021 and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 maintaining the maximum availability under the Credit Agreement at $500,000. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
July 2023 Credit Agreement Amendment
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 minus, subject to the conditions set forth in such amendment, (B) (a) $7,500 for the period of April 1, 2024 through and including April 30, 2024, (b) $2,500 for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors). The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement). For additional information related to the Credit Agreement amendment, see the Company's Report on Form 8-K filed with the SEC on July 28, 2023.
During the 26 weeks ended October 28, 2023, we incurred debt issuance costs totaling $11,516 related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
October 2023 Credit Agreement Amendment
On October 10, 2023, we amended our existing Credit Agreement to revise certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3,800 that would become due and payable at the earlier to occur of (1) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement. During the 26 weeks ended October 28, 2023, we incurred debt issuance costs totaling $1,428 related to the October 2023 Credit Agreement amendment.
As of October 28, 2023, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 26 weeks ended October 28, 2023, we borrowed $284,698 and repaid $233,970 under the Credit Agreement, and had outstanding borrowings of $204,881 as of October 28, 2023, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 29, 2022, we borrowed $348,200 and repaid $321,900 under the Credit Agreement, and had outstanding borrowings of $222,000 as of October 29, 2022, comprised entirely of borrowings under the Credit Facility. As of October 28, 2023 and October 29, 2022, we have issued $575 and $4,759, respectively, in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on April 7, 2025. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 26 weeks ended October 28, 2023, we incurred $863 for interest in kind on the Term Loans and repaid $0 under the Term Loan Credit Agreement, with $30,863 of outstanding borrowings as of October 28, 2023. During the 26 weeks ended October 29, 2022, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement.
March 2023 Term Loan Credit Agreement Amendment
On March 8, 2023, we amended the Term Loan Credit Agreement to (i) extend the maturity date of the Term Loan Credit Agreement by six months to December 7, 2024, (ii) permit the application of certain proceeds to the repayment of the loans under Credit Agreement and (iii) amend certain negative covenants and add certain additional covenants to conform to the Credit Agreement. In addition, the amendment requires the achievement of a Specified Event (as described above) by no later than May 31, 2023 (as such date may be extended under the Credit Agreement, but no later than August 31, 2023 without

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

consent from lenders under the Term Loan Credit Agreement). For additional information, see the Company's Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
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
July 2023 Term Loan Credit Agreement Amendment
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $50 to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement). For additional information, see the Company's Report on Form 8-K filed with the SEC on July 28, 2023.
During the 26 weeks ended October 28, 2023, we incurred debt issuance costs totaling $480 related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. All interest on the Term Loan prior to the July 29, 2023 was paid in cash. During the 13 weeks ended October 28, 2023, all interest on the Term Loan was incurred in kind as permitted under the July 2023 Term Loan Amendment. The Term Loans do not amortize prior to maturity.
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
Interest Expense
During the 13 weeks ended October 28, 2023 and October 29, 2022, we recognized interest expense of $10,664 and $4,886, respectively, and during the 26 weeks ended October 28, 2023 and October 29, 2022, we recognized interest expense of $18,918 and $8,754, respectively. Cash interest paid during the 26 weeks ended October 28, 2023 and October 29, 2022 was $13,972 and $7,301, respectively.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

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
The following table summarizes lease expense:

	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Variable lease expense	$25,436	$25,281	$37,665	$40,465
Operating lease expense	46,902	52,998	69,291	75,860
Net lease expense	$72,338	$78,279	$106,956	$116,325
The decrease in lease expense during the 26 weeks ended October 28, 2023 is primarily due to lower commission rates related to the shift from physical to digital course materials, closed stores, and the impact of the timing due to contract renewals, partially offset by higher sales for contracts based on a percentage of sales.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions:

As of October 28, 2023
Remainder of Fiscal 2024	$106,034
Fiscal 2025	57,282
Fiscal 2026	39,180
Fiscal 2027	31,414
Fiscal 2028	24,944
Thereafter	59,293
Total lease payments	318,147
Less: imputed interest	(31,536)
Operating lease liabilities at period end	$286,611
Future lease payment obligations related to leases that were entered into, but did not commence as of October 28, 2023, were not material. The following summarizes additional information related to our operating leases:

	As of
	October 28, 2023	October 29, 2022
Weighted average remaining lease term (in years)	4.6 years	5.3 years
Weighted average discount rate	4.3%	4.4%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$68,580	$75,876
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$69,959	$86,045

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 9. Supplementary Information
Restructuring and other charges
During the 13 and 26 weeks ended October 28, 2023, we recognized restructuring and other charges totaling $4,274 and $8,907, respectively, comprised primarily of $4,245 and $7,827, respectively, for costs primarily associated with professional service costs for restructuring and $29 and $1,080, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($2,311 is included in accrued liabilities in the condensed consolidated balance sheet as of October 28, 2023).
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). Restructuring and other expenses associated with the costs of this committee, as well as other related professional service costs, are expected to decrease when the Company concludes on a strategic alternative.
During the 13 and 26 weeks ended October 29, 2022, we recognized restructuring and other charges totaling $260 and $635, respectively, comprised primarily of costs associated with professional service costs for restructuring, process improvements.
Note 10. Long-Term Incentive Plan Compensation Expense
During the 13 and 26 weeks ended October 28, 2023, we did not grant any long-term incentive plan awards. We recognized compensation expense for previously granted long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock-based awards
Restricted stock expense	$4	$64	$11	$158
Restricted stock units expense	448	820	1,016	1,686
Performance share units expense	—	—	—	10
Stock option expense	346	606	729	1,212
Sub-total stock-based awards:	$798	$1,490	$1,756	$3,066
Cash settled awards
Phantom share units expense	$(40)	$51	$(129)	$239
Total compensation expense for long-term incentive awards	$758	$1,541	$1,627	$3,305
Total unrecognized compensation cost related to unvested awards as of October 28, 2023 was $4,001 and is expected to be recognized over a weighted-average period of 1.5 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $590 and $1,026 during the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. Total employee benefit expense for these plans was $1,687 and $2,285 during the 26 weeks ended October 28, 2023 and October 29, 2022, respectively.
Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 28, 2023 and October 29, 2022
(Thousands of dollars, except share and per share data)
(unaudited)

Note 12. Income Taxes
Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income (loss) (pre-tax income (loss) excluding unusual or infrequently occurring discrete items) for the reporting period. For the 26 weeks ended October 28, 2023, and in accordance with ASC 740-270-30-18 “Income Taxes - Interim Reporting - Initial Measurement,” and paragraph 82 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we computed our provision for income taxes based on the actual effective tax rate for the year-to-date period by applying the discrete method. We determined that as small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the 26 weeks ended October 28, 2023. We believe that, at this time, the use of this discrete method represents the best estimate of our annual effective tax rate.
We recorded an income tax expense of $314 on pre-tax income of $25,168 during the 13 weeks ended October 28, 2023, which represented an effective income tax rate of 1.2% and an income tax benefit of $(383) on pre-tax income of $23,785 during the 13 weeks ended October 29, 2022, which represented an effective income tax rate of (1.6)%. We recorded an income tax expense of $303 on pre-tax loss of $(24,814) during the 26 weeks ended October 28, 2023, which represented an effective income tax rate of (1.2)% and an income tax expense of $464 on pre-tax loss of $(25,690) during the 26 weeks ended October 29, 2022, which represented an effective income tax rate of (1.8)%. The effective tax rate for the 26 weeks ended October 28, 2023 is lower than the prior year comparable period due to utilization of the discrete tax provision methodology discussed above.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 28, 2023, we determined that it was more likely than not that we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers. We operate 1,271 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. During the 26 weeks ended October 28, 2023, BNC First Day total revenue increased by $73 million, or 39%, to $261 million compared to $188 million during the prior year period.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. As our service providers, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools from Fanatics and Lids on our behalf to drive increased value for customers and accelerate growth of our logo general merchandise business. During the 26 weeks ended October 28, 2023, Retail Gross Comparable Store general merchandise sales increased by 1.1%.
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
Financing Arrangements
During the 13 and 26 weeks ended October 28, 2023, we amended our existing Credit Agreement and Term Loan Agreement to, extend the maturity dates and modify various terms to provide additional liquidity. For additional information, see Item 1. Financial Statements - Note 7. Debt.
Sale of DSS Segment
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 26 weeks ended October 28, 2023, we recorded a Gain on Sale of Business of $3.1 million in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. For additional information, see Note 2. Summary of Significant Accounting Policies.

Cost Savings Initiative
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the last year, we have achieved annualized savings of $30 million to $35 million from these cost savings initiatives. Additionally, during Fiscal 2024, Management's planned to implement further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $25 million, of which approximately $14 million has been achieved during the 26 weeks ended October 28, 2023. Management believes that these plans are within its control and will be focused on implementing as outlined.
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
•First Day Complete is adopted by an institution and includes the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly and decisively to accelerate our First Day Complete strategy. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our schools by Fiscal 2025, with continued relative adoption of this model thereafter.
The following table summarizes our BNC First Day sales for the 13 and 26 weeks ended October 28, 2023 and October 29, 2022:

Dollars in millions	13 weeks ended				26 weeks ended
	October 28, 2023	October 29, 2022	Var $	Var %	October 28, 2023	October 29, 2022	Var $	Var %
First Day Complete Sales	$136.4	$90.0	$46.4	52%	$161.9	$106.5	$55.4	52%
First Day Sales	$62.8	$53.3	$9.5	18%	$99.1	$81.9	$17.2	21%
Total BNC First Day Sales	$199.2	$143.3	$55.9	39%	$261.0	$188.4	$72.6	39%

First Day Complete					Fall 2023	Fall 2022	Var #	Var %
Number of campus stores					157	111	46	41%
Estimated enrollment (a)					800,000	545,000	255,000	47%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES)

Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Under the related service provider agreements, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. On our behalf, Fanatics’ cutting-edge e-commerce and technology expertise offers our campus stores expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to a specific reporting segment and continue to be presented as “Corporate Services”.
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
Retail Segment
The Retail Segment operates 1,271 college, university, and K-12 school bookstores, comprised of 717 physical bookstores and 554 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant service providers, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at a discounted rate, as compared to the total retail price for the same course materials if purchased separately. The BNC First Day discounted price is offered as a course fee or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
During the 26 weeks ended October 28, 2023, we opened 31 stores and closed 126 stores in the Retail Segment, with estimated net annual sales of $60 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,900 physical bookstores (including our Retail Segment's 717 physical bookstores) and sources and distributes new and used textbooks to our 554 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 330 college bookstores.
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
Trends, Competition and Other Business Conditions Affecting Our Business
The market for educational materials continues to undergo significant changes. As tuition and other costs rise, colleges and universities face increasing pressure to attract and retain students and provide them with innovative, affordable educational content and tools that support their educational development. Current trends, competition and other factors affecting our business include:
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
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Fall of 2023, we observed increased enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, even in the face of declining overall higher education enrollment.
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to a specific reporting segment and are recorded in Corporate Services as discussed in the Overview - Segments discussion above.

Results of Operations - Summary - Continuing Operations (a)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales:
Product sales and other (b)	$569,698	$567,299	$822,348	$811,061
Rental income	40,681	41,334	52,192	52,246
Total sales	$610,379	$608,633	$874,540	$863,307

Net income (loss) from continuing operations	$24,854	$24,168	$(25,117)	$(26,154)

Adjusted Earnings (non-GAAP) - Continuing Operations (c)	$29,128	$24,428	$(16,210)	$(25,493)

Adjusted EBITDA by Segment (non-GAAP) - Continuing Operations (c)
Retail	$48,347	$39,416	$29,465	$14,431
Wholesale	2,598	1,588	5,004	4,356
Corporate Services	(5,287)	(5,075)	(10,205)	(12,289)
Elimination	4,623	3,258	(825)	(1,621)
Total Adjusted EBITDA (non-GAAP) (c)	$50,281	$39,187	$23,439	$4,877

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
(c)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales:
Product sales and other	93.3%	93.2%	94.0%	93.9%
Rental income	6.7	6.8	6.0	6.1
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	79.3	78.9	80.1	78.9
Rental cost of sales (a)	54.5	55.5	55.0	55.9
Total cost of sales	77.7	77.3	78.6	77.5
Gross margin	22.3	22.7	21.4	22.5
Selling and administrative expenses	14.1	16.3	18.7	21.9
Depreciation and amortization expense	1.7	1.7	2.3	2.5
Restructuring and other charges	0.7	—	1.0	0.1
Operating income (loss) from continuing operations	5.8%	4.7%	(0.6)%	(2.0)%

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
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 26 weeks ended October 28, 2023, we recorded a Gain on Sale of Business of $3.1 million in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and to provide additional funds for working capital needs under our Credit Facility.

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total sales	$—	$8,465	$2,784	$17,649
Cost of sales (a)	—	1,772	76	3,472
Gross profit (a)	—	6,693	2,708	14,177
Selling and administrative expenses	643	8,131	2,924	16,277
Depreciation and amortization	3	503	3	2,140
Gain on sale of business	—	—	(3,068)	—
Impairment loss (non-cash) (b)	—	—	610	—
Restructuring costs (c)	10	—	3,297	—
Transaction costs	18	—	13	—
Operating loss	(674)	(1,941)	(1,071)	(4,240)
Income tax expense	—	83	20	169
Loss from discontinued operations, net of tax	$(674)	$(2,024)	$(1,091)	$(4,409)

(a)    Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $0 and $1.6 million for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively, and $0 and $3.2 million for the 26 weeks ended October 28, 2023 and October 29, 2022, respectively.
(b)    During the 26 weeks ended October 28, 2023, we recognized an impairment loss (non-cash) of $0.6 million (both pre-tax and after-tax), comprised of $0.1 million and $0.5 million of property and equipment and operating lease right-of-use assets, respectively, on the condensed consolidated statement of operations as part of discontinued operations.
(c)    During the 26 weeks ended October 28, 2023, we recognized restructuring and other charges of $3.3 million comprised of severance and other employee termination costs.
Results of Operations - Continuing Operations - 13 and 26 weeks ended October 28, 2023 compared with the 13 and 26 weeks ended October 29, 2022

	13 weeks ended October 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$558,655	$20,973	$—	$(9,930)	$569,698
Rental income	40,681	—	—	—	40,681
Total sales	599,336	20,973	—	(9,930)	610,379
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	451,623	14,883	—	(14,553)	451,953
Rental cost of sales	22,184	—	—	—	22,184
Total cost of sales	473,807	14,883	—	(14,553)	474,137
Gross profit	125,529	6,090	—	4,623	136,242
Selling and administrative expenses	77,182	3,492	5,287	—	85,961
Depreciation and amortization expense	8,911	1,254	10	—	10,175
Restructuring and other charges	29	—	4,245	—	4,274
Operating income (loss)	$39,407	$1,344	$(9,542)	$4,623	$35,832

	13 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$557,276	$21,120	$—	$(11,097)	$567,299
Rental income	41,334	—	—	—	41,334
Total sales	598,610	21,120	—	(11,097)	608,633
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	446,167	15,665	—	(14,281)	447,551
Rental cost of sales	22,941	—	—	—	22,941
Total cost of sales	469,108	15,665	—	(14,281)	470,492
Gross profit	129,502	5,455	—	3,184	138,141
Selling and administrative expenses	90,086	3,867	5,075	(74)	98,954
Depreciation and amortization expense	8,869	1,370	17	—	10,256
Restructuring and other charges	—	—	260	—	260
Operating income (loss)	$30,547	$218	$(5,352)	$3,258	$28,671

	26 weeks ended October 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$792,604	$59,764	$—	$(30,020)	$822,348
Rental income	52,192	—	—	—	52,192
Total sales	844,796	59,764	—	(30,020)	874,540
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	640,279	47,880	—	(29,192)	658,967
Rental cost of sales	28,697	—	—	—	28,697
Total cost of sales	668,976	47,880	—	(29,192)	687,664
Gross profit	175,820	11,884	—	(828)	186,876
Selling and administrative expenses	146,355	6,880	10,205	(3)	163,437
Depreciation and amortization expense	17,877	2,531	20	—	20,428
Restructuring and other charges	555	526	7,826	—	8,907
Operating income (loss)	$11,033	$1,947	$(18,051)	$(825)	$(5,896)

	26 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$782,871	$58,203	$—	$(30,013)	$811,061
Rental income	52,246	—	—	—	52,246
Total sales	835,117	58,203	—	(30,013)	863,307
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	622,416	45,849	—	(28,310)	639,955
Rental cost of sales	29,206	—	—	—	29,206
Total cost of sales	651,622	45,849	—	(28,310)	669,161
Gross profit	183,495	12,354	—	(1,703)	194,146
Selling and administrative expenses	169,090	7,998	12,289	(82)	189,295
Depreciation and amortization expense	18,398	2,719	35	—	21,152
Restructuring and other charges	—	—	635	—	635
Operating (loss) income	$(3,993)	$1,637	$(12,959)	$(1,621)	$(16,936)

Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	Var $	Var %	October 28, 2023	October 29, 2022	Var $	Var %
Product sales and other	$569,698	$567,299	$2,399	0.4%	$822,348	$811,061	$11,287	1.4%
Rental income	40,681	41,334	$(653)	(1.6)%	52,192	52,246	$(54)	(0.1)%
Total Sales	$610,379	$608,633	$1,746	0.3%	$874,540	$863,307	$11,233	1.3%
The sales increase during the 13 and 26 weeks ended October 28, 2023 is primarily related to higher course material sales, primarily at our BNC First Day programs. See Retail discussion below. The components of the sales variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended	26 weeks ended
Dollars in millions	October 28, 2023	October 28, 2023
Retail Sales (a)
New stores	$16.3	$21.0
Closed stores	(30.3)	(37.8)
Comparable stores (a)	16.5	25.3
Textbook rental deferral	(1.8)	0.3
Service revenue (b)	(0.1)	(0.4)
Other (c)	0.1	1.3
Retail sales subtotal:	$0.7	$9.7
Wholesale Sales	$(0.2)	$1.6
Eliminations (d)	$1.2	$(0.1)
Total sales variance:	$1.7	$11.2
(a)    Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the condensed consolidated financial statements. For Retail Gross Comparable Store Sales details, see below.
(b)    Service revenue includes brand partnership marketing, shipping and handling, and revenue from other programs.
(c)    Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, and other deferred items.
(d)    Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See discussion of intercompany activities and eliminations below.

Retail
The following is a store count summary for physical stores and virtual stores.

	13 weeks ended						26 weeks ended
	October 28, 2023			October 29, 2022			October 28, 2023			October 29, 2022
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	726	563	1,289	793	613	1,406	774	592	1,366	805	622	1,427
Opened	5	6	11	8	10	18	13	18	31	34	24	58
Closed	14	15	29	8	17	25	70	56	126	46	40	86
End of period	717	554	1,271	793	606	1,399	717	554	1,271	793	606	1,399
During the 26 weeks ended October 28, 2023, we opened 31 stores and closed 126 stores in the Retail Segment, with estimated net annual sales of $60 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We plan to move many institutions to First Day Complete in Fiscal 2024 and the majority of our stores by Fiscal 2025, with continued relative adoption of this model thereafter.

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
Retail sales increased by $0.7 million, or 0.1%, to $599.3 million during the 13 weeks ended October 28, 2023 from $598.6 million during the 13 weeks ended October 29, 2022.
•Product sales and other increased by $1.4 million, or 0.2%, to $558.7 million during the 13 weeks ended October 28, 2023 from $557.3 million during the 13 weeks ended October 29, 2022. During the 13 weeks ended October 28, 2023, total course material product sales increased by $19.0 million, or 4.6%, to $435.4 million, compared to the prior year period, primarily due to the growth of our BNC First Day programs discussed below; total general merchandise product net sales decreased by $17.6 million, or 14.4%, to $105.0 million, compared to the prior year period, primarily due lower commissions received for logo general merchandise part of the F/L Relationship-related agreements, under which the commission rates adjusts as the relationship matured, offset by higher graduation product sales. Effective August 1, 2023, our commission rates received for logo general merchandise increases for an estimated one year period under the terms of the July 2023 Term Loan Credit Agreement amendment. Retail Gross Comparable Store Sales for general merchandise decreased by 1.7% compared to the prior year period as discussed below. Service and other revenue remained flat at $18.2 million compared to the prior year period.
•Total course material rental income decreased by $0.7 million, or 1.6%, to $40.7 million during the 13 weeks ended October 28, 2023 from $41.3 million during the 13 weeks ended October 29, 2022 primarily due to the increased shift to digital course materials.
•Revenue from both of our BNC First Day equitable and inclusive access programs increased during the 13 weeks ended October 28, 2023 compared to the prior year period as follows:

Dollars in millions	13 weeks ended
	October 28, 2023	October 29, 2022	Var $	Var %
First Day Complete Sales	$136.4	$90.0	$46.4	52%
First Day Sales	$62.8	$53.3	$9.5	18%
Total BNC First Day Sales	$199.2	$143.3	$55.9	39%

Retail sales increased by $9.7 million, or 1.2%, to $844.8 million during the 26 weeks ended October 28, 2023 from $835.1 million during the 26 weeks ended October 29, 2022.
•Product sales and other increased by $9.7 million, or 1.2%, to $792.6 million during the 26 weeks ended October 28, 2023 from $782.9 million during the 26 weeks ended October 29, 2022. During the 26 weeks ended October 28, 2023, total course material product sales increased by $26.6 million, or 4.9%, to $573.9 million, compared to the prior year period, primarily due to the growth of our BNC First Day programs discussed below; total general merchandise product net sales decreased by $17.8 million, or 8.4%, to $193.7 million, compared to the prior year period, primarily due to lower commissions for logo general merchandise part of the F/L Relationship-related agreements, under which the commission rates adjusts as the relationship matured, offset by higher graduation product sales. Effective August 1, 2023, our commission rates received for logo general merchandise increases for an estimated one year period under the terms of the July 2023 Term Loan Credit Agreement amendment. Retail Gross Comparable Store Sales for general merchandise increased by 1.1% compared to the prior year period as discussed below. Service and other revenue increased by $0.9 million to $25.0 million, compared to the prior year period, primarily due to improvements in marketplace sales and return reserves, partially by lower other income for non-return rental penalty fees.
•Total course material rental income remained flat at $52.2 million during both 26 weeks ended October 28, 2023 and October 29, 2022 primarily due to the increased shift to digital course materials.

•Revenue from both of our BNC First Day equitable and inclusive access programs increased during the 26 weeks ended October 28, 2023 compared to the prior year period as follows:

Dollars in millions	26 weeks ended
	October 28, 2023	October 29, 2022	Var $	Var %
First Day Complete Sales	$161.9	$106.5	$55.4	52%
First Day Sales	$99.1	$81.9	$17.2	21%
Total BNC First Day Sales	$261.0	$188.4	$72.6	39%

First Day Complete	Fall 2023	Fall 2022	Var #	Var %
Number of campus stores	157	111	46	41%
Estimated enrollment (a)	800,000	545,000	255,000	47%

(a) Total undergraduate and post graduate student enrollment (as reported by National Center for Education Statistics).

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
The increase in course material sales was primarily due to the growth of BNC First Day equitable and inclusive access programs (as discussed above), partially offset by a shift to lower cost options and more affordable solutions, including digital offerings. The decrease in general merchandise sales during the 13 weeks ended October 28, 2023 are primarily related to lower logo product sales. The increase in general merchandise sales during the 26 weeks ended October 28, 2023 was primarily due to higher sales related to graduation products and logo products, and cafe and convenience products.
Retail Gross Comparable Store Sales variances by category for the 13 and 26 week periods are as follows:

	13 weeks ended				26 weeks ended
Dollars in millions	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
Textbooks (Course Materials)	$26.0	5.8%	$(21.8)	(4.6)%	$35.2	6.0%	$(19.5)	(3.2)%
General Merchandise	(3.1)	(1.7)%	7.7	4.5%	3.6	1.1%	39.2	14.9%
Total Retail Gross Comparable Store Sales	$22.9	3.6%	$(14.1)	(2.2)%	$38.8	4.3%	$19.7	2.3%
Wholesale
Wholesale sales decreased by $0.2 million, or 0.7% to $20.9 million during the 13 weeks ended October 28, 2023 from $21.1 million during the 13 weeks ended October 29, 2022. The decrease is primarily due to higher returns and allowances of $1.2 million, partially offset by higher gross sales of $1.0 million compared to the prior year period.
Wholesale sales increased by $1.6 million, or 2.7% to $59.8 million during the 26 weeks ended October 28, 2023 from $58.2 million during the 26 weeks ended October 29, 2022. The increase is primarily due to higher gross sales of $6.2 million compared to the prior year period, partially offset by higher returns and allowances of $4.6 million.

Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 77.7% during the 13 weeks ended October 28, 2023 compared to 77.3% during the 13 weeks ended October 29, 2022. Our gross margin decreased by $1.9 million, or 1.4%, to $136.2 million, or 22.3% of sales, during the 13 weeks ended October 28, 2023 from $138.1 million, or 22.7% of sales during the 13 weeks ended October 29, 2022.
Our cost of sales increased as a percentage of sales to 78.6% during the 26 weeks ended October 28, 2023 compared to 77.5% during the 26 weeks ended October 29, 2022. Our gross margin decreased by $7.3 million, or 11.5%, to $186.9 million, or 21.4% of sales, during the 26 weeks ended October 28, 2023 from $194.1 million, or 22.5% of sales during the 26 weeks ended October 29, 2022.
Retail
The following table summarizes the Retail cost of sales for the 13 and 26 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	% of Related Sales	October 29, 2022	% of Related Sales	October 28, 2023	% of Related Sales	October 29, 2022	% of Related Sales
Product and other cost of sales	$451,623	80.8%	$446,167	80.1%	$640,279	80.8%	$622,416	79.5%
Rental cost of sales	22,184	54.5%	22,941	55.5%	28,697	55.0%	29,206	55.9%
Total Cost of Sales	$473,807	79.1%	$469,108	78.4%	$668,976	79.2%	$651,622	78.0%
The following table summarizes the Retail gross margin for the 13 and 26 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	% of Related Sales	October 29, 2022	% of Related Sales	October 28, 2023	% of Related Sales	October 29, 2022	% of Related Sales
Product and other gross margin	$107,032	19.2%	$111,109	19.9%	$152,325	19.2%	$160,455	20.5%
Rental gross margin	18,497	45.5%	18,393	44.5%	23,495	45.0%	23,040	44.1%
Gross Margin	$125,529	20.9%	$129,502	21.6%	$175,820	20.8%	$183,495	22.0%
For the 13 and 26 weeks ended October 28, 2023, the Retail Product and other gross margin as a percentage of sales decreased as discussed below:
•For the 13 weeks ended October 28, 2023, Product and other gross margin as a percentage of sales decreased (70 basis points), driven primarily by lower margin rates for course materials (155 basis points) due to higher markdowns, including markdowns related to closed stores; and lower general merchandise sales, primarily from closed stores, and an unfavorable sales mix (20 basis points) due to the shift to digital course materials. These decreases in gross margin rate were partially offset by increased sales from higher margin First Day Complete course material sales, and lower contract costs as a percentage of sales related to our college and university contracts (100 basis points) as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•For the 26 weeks ended October 28, 2023, Product and other gross margin as a percentage of sales decreased (120 basis points), driven primarily by lower margin rates for course materials (195 basis points) due to higher markdowns, including markdowns related to closed stores, and lower general merchandise sales, primarily from closed stores, and an unfavorable sales mix (60 basis points) due to the shift to digital course materials. These decreases in gross margin rate were partially offset by increased sales from higher margin First Day Complete course material sales, and lower contract costs as a percentage of sales related to our college and university contracts (130 basis points) as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
As part of the F/L Relationship-related agreements, the commission rates adjust as the relationship matures. Effective August 1, 2023, our commission rates received for logo general merchandise increases for an estimated one year period under the terms of the July 2023 Term Loan Credit Agreement amendment.

For the 13 and 26 weeks ended October 28, 2023, the Retail Rental gross margin as a percentage of sales increased driven primarily by favorable rental mix due to improved availability of used textbook inventory, partially offset by higher rental margin rates.
Wholesale
The cost of sales and gross margin for Wholesale were $14.9 million, or 71.0% of sales, and $6.1 million, or 29.0% of sales, respectively, during the 13 weeks ended October 28, 2023. The cost of sales and gross margin for Wholesale was $15.7 million or 74.2% of sales and $5.5 million or 25.8% of sales, respectively, during the 13 weeks ended October 29, 2022. The gross margin rate increased during the 13 weeks ended October 28, 2023 primarily due to lower markdowns, lower product costs, and lower warehouse costs, partially offset by an increase in the returns and allowances.
The cost of sales and gross margin for Wholesale were $47.9 million, or 80.1% of sales, and $11.9 million, or 19.9% of sales, respectively, during the 26 weeks ended October 28, 2023. The cost of sales and gross margin for Wholesale was $45.8 million or 78.8% of sales and $12.4 million or 21.2% of sales, respectively, during the 26 weeks ended October 29, 2022. The gross margin rate decreased during the 26 weeks ended October 28, 2023 primarily due to an increase in the returns and allowances and higher product costs, partially offset by lower markdowns.
Intercompany Eliminations
During the 13 weeks ended October 28, 2023 and October 29, 2022, our sales eliminations were $(9.9) million and $(11.1) million, respectively. During the 26 weeks ended October 28, 2023 and October 29, 2022, our sales eliminations were $(30.0) million and $(30.0) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended October 28, 2023 and October 29, 2022, the cost of sales eliminations were $(14.6) million and $(14.3) million, respectively. During the 26 weeks ended October 28, 2023 and October 29, 2022, the cost of sales eliminations were $(29.2) million and $(28.3) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended October 28, 2023 and October 29, 2022, the gross margin eliminations were $4.6 million and $3.2 million, respectively. During the 26 weeks ended October 28, 2023 and October 29, 2022, the gross margin eliminations were $(0.8) million and $(1.7) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	% of Sales	October 29, 2022	% of Sales	October 28, 2023	% of Sales	October 29, 2022	% of Sales
Total Selling and Administrative Expenses	$85,961	14.1%	$98,954	16.3%	$163,437	18.7%	$189,295	21.9%
During the 13 weeks ended October 28, 2023, selling and administrative expenses decreased by $13.0 million, or 13.1%, to $86.0 million from $99.0 million during the 13 weeks ended October 29, 2022. During the 26 weeks ended October 28, 2023, selling and administrative expenses decreased by $25.9 million, or 13.7%, to $163.4 million from $189.3 million during the 26 weeks ended October 29, 2022. The variances by segment are discussed below.
Retail
During the 13 weeks ended October 28, 2023, Retail selling and administrative expenses decreased by $12.9 million, or 14.3%, to $77.2 million from $90.1 million during the 13 weeks ended October 29, 2022. This decrease was primarily due to cost savings initiatives comprised of a $11.9 million decrease in comparable store payroll expense, new/closed store payroll expense and related operating costs, and a $4.1 million decrease in corporate payroll expense, infrastructure and product development costs, partially offset by a $3.1 million increase in incentive plan compensation expense due to the reversal of the incentive accrual in the prior year.
During the 26 weeks ended October 28, 2023, Retail selling and administrative expenses decreased by $22.7 million, or 13.4%, to $146.4 million from $169.1 million during the 26 weeks ended October 29, 2022. This decrease was primarily due to cost savings initiatives comprised of a $17.9 million decrease in comparable store payroll expense, new/closed store payroll expense and related operating costs, and a $5.7 million decrease in corporate payroll expense, infrastructure and product development costs, partially offset by an $0.8 million increase in incentive plan compensation expense.

Wholesale
During the 13 weeks ended October 28, 2023, Wholesale selling and administrative expenses decreased by $0.4 million, or 9.7%, to $3.5 million from $3.9 million during the 13 weeks ended October 29, 2022. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $0.5 million, partially offset by higher operating expenses of $0.1 million.
During the 26 weeks ended October 28, 2023, Wholesale selling and administrative expenses decreased by $1.1 million, or 14.0%, to $6.9 million from $8.0 million during the 26 weeks ended October 29, 2022. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $1.1 million and lower incentive plan compensation expense of $0.1 million, partially offset by higher operating expenses of $0.1 million.
Corporate Services
During the 13 weeks ended October 28, 2023, Corporate Services' selling and administrative expenses increased by $0.2 million, or 4.2%, to $5.3 million from $5.1 million during the 13 weeks ended October 29, 2022. The increase in costs was primarily due to higher incentive plan compensation expense of $0.9 million due to the reversal of the incentive accrual in the prior year, partially offset by lower operating costs of $0.4 million and lower payroll expense of $0.3 million.
During the 26 weeks ended October 28, 2023, Corporate Services' selling and administrative expenses decreased by $2.1 million, or 17.0%, to $10.2 million from $12.3 million during the 26 weeks ended October 29, 2022. The decrease in costs was primarily due to cost savings initiatives comprised of lower incentive plan compensation expense of $0.6 million, lower payroll expense of $0.8 million, and lower operating costs of $0.7 million.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	% of Sales	October 29, 2022	% of Sales	October 28, 2023	% of Sales	October 29, 2022	% of Sales
Total Depreciation and Amortization Expense	$10,175	1.7%	$10,256	1.7%	$20,428	2.3%	$21,152	2.5%
Depreciation and amortization expense decreased by $0.1 million, or 0.8%, to $10.2 million during the 13 weeks ended October 28, 2023 from $10.3 million during the 13 weeks ended October 29, 2022. Depreciation and amortization expense decreased by $0.7 million, or 3.4%, to $20.4 million during the 26 weeks ended October 28, 2023 from $21.1 million during the 26 weeks ended October 29, 2022. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2023.
Restructuring and other charges
During the 13 and 26 weeks ended October 28, 2023, we recognized restructuring and other charges totaling $4.3 million and $8.9 million, respectively, comprised primarily of $4.3 million and $7.8 million, respectively, for costs primarily associated with professional service costs for restructuring as discussed below and process improvements and $0 and $1.1 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost savings initiatives.
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). Restructuring and other expenses associated with the costs of this committee, as well as other related professional service costs, are expected to decrease when the Company concludes on a strategic alternative.
During the 13 and 26 weeks ended October 29, 2022, we recognized restructuring and other charges totaling $0.3 million and $0.6 million, respectively, comprised primarily of professional service costs for restructuring and process improvements.
Operating Income (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	% of Sales	October 29, 2022	% of Sales	October 28, 2023	% of Sales	October 29, 2022	% of Sales
Total Operating Income (Loss)	$35,832	5.8%	$28,671	4.7%	$(5,896)	(0.6)%	$(16,936)	(2.0)%
Our operating income was $35.8 million during the 13 weeks ended October 28, 2023, compared to $28.7 million during the 13 weeks ended October 29, 2022. The increase in operating income is due to the matters discussed above. For the 13 weeks ended October 28, 2023, excluding the $4.3 million of restructuring and other charges, discussed above, operating income was

$40.1 million (or 6.6% of sales). For the 13 weeks ended October 29, 2022, excluding the $0.3 million of restructuring and other charges, discussed above, operating income was $29.0 million (or 4.8% of sales).
Our operating loss was $(5.9) million during the 26 weeks ended October 28, 2023, compared to $(16.9) million during the 26 weeks ended October 29, 2022. The decrease in operating loss is due to the matters discussed above. For the 26 weeks ended October 28, 2023, excluding the $8.9 million of restructuring and other charges, discussed above, operating income was $3.0 million (or 0.3% of sales). For the 26 weeks ended October 29, 2022, excluding the $0.6 million of restructuring and other charges, discussed above, operating loss was $(16.3) million (or (1.9)% of sales).
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest Expense, Net	$10,664	$4,886	$18,918	$8,754
Net interest expense increased by $5.8 million to $10.7 million during the 13 weeks ended October 28, 2023 from $4.9 million during the 13 weeks ended October 29, 2022. Net interest expense increased by $10.2 million to $18.9 million during the 26 weeks ended October 28, 2023 from $8.8 million during the 26 weeks ended October 29, 2022. The increase was primarily due to higher borrowings and higher interest rates compared to the prior year period.
Income Tax (Benefit) Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2023	Effective Rate	October 29, 2022	Effective Rate	October 28, 2023	Effective Rate	October 29, 2022	Effective Rate
Income Tax (Benefit) Expense	$314	1.2%	$(383)	(1.6)%	$303	(1.2)%	$464	(1.8)%
We recorded an income tax expense of $0.3 million on pre-tax income of $25.2 million during the 13 weeks ended October 28, 2023, which represented an effective income tax rate of 1.2% and we recorded an income tax benefit of $(0.4) million on a pre-tax income of $23.8 million during the 13 weeks ended October 29, 2022, which represented an effective income tax rate of (1.6)%.
We recorded an income tax expense of $0.3 million on pre-tax loss of $(24.8) million during the 26 weeks ended October 28, 2023, which represented an effective income tax rate of (1.2)% and we recorded an income tax expense of $0.5 million on a pre-tax loss of $(25.7) million during the 26 weeks ended October 29, 2022, which represented an effective income tax rate of (1.8)%.
The effective tax rate for the 13 and 26 weeks ended October 28, 2023 is higher than the prior year comparable period due to the utilization of the discrete tax provision methodology in the current year. For additional information, see Item 1. Financial Statements - Note 12. Income Taxes.
Net Income (Loss) from Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net Income (Loss) from Continuing Operations	$24,854	$24,168	$(25,117)	$(26,154)
As a result of the factors discussed above, net income from continuing operations was $24.9 million during the 13 weeks ended October 28, 2023, compared with $24.2 million during the 13 weeks ended October 29, 2022 and net loss from continuing operations was $(25.1) million during the 26 weeks ended October 28, 2023, compared with $(26.2) million during the 26 weeks ended October 29, 2022.
Adjusted Earnings (non-GAAP) is $29.1 million during the 13 weeks ended October 28, 2023, compared with $24.4 million during the 13 weeks ended October 29, 2022. Adjusted Earnings (non-GAAP) is $(16.2) million during the 26 weeks ended October 28, 2023, compared with $(25.5) million during the 26 weeks ended October 29, 2022. See Adjusted Earnings (non-GAAP) discussion below.

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
We review these non-GAAP financial measures as internal measures to evaluate our performance at a consolidated level and at a segment level and manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as they exclude certain items that management believes do not reflect the ordinary performance of our operations in a particular period. Our Board of Directors and management also use Adjusted EBITDA and Adjusted EBITDA by Segment, at a consolidated and at a segment level, as one of the primary methods for planning and forecasting expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. Management also uses Adjusted EBITDA by Segment to determine segment capital allocations. We believe that the inclusion of Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment provides investors useful and important information regarding our operating results, in a manner that is consistent with management's evaluation of business performance. We believe that Free Cash Flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements and assists investors in their understanding of our operating profitability and liquidity as we manage the business to maximize margin and cash flow.
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income (loss) from continuing operations (a)	$24,854	$24,168	$(25,117)	$(26,154)
Reconciling items (below)	4,274	260	8,907	661
Adjusted Earnings (non-GAAP)	$29,128	$24,428	$(16,210)	$(25,493)

Reconciling items
Content amortization (non-cash)	$—	$—	$—	$26
Restructuring and other charges (b)	4,274	260	8,907	635
Reconciling items (c)	$4,274	$260	$8,907	$661
(a)     During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
(c)    There is no pro forma income effect of the non-GAAP items.

Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income (loss) from continuing operations (a)	$24,854	$24,168	$(25,117)	$(26,154)
Add:
Depreciation and amortization expense	10,175	10,256	20,428	21,152
Interest expense, net (b)	10,664	4,886	18,918	8,754
Income tax expense (benefit)	314	(383)	303	464
Content amortization (non-cash)	—	—	—	26
Restructuring and other charges (c)	4,274	260	8,907	635
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$50,281	$39,187	$23,439	$4,877
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(643)	$180	$(216)	$1,069
Adjusted EBITDA (Non-GAAP) - Total	$49,638	$39,367	$23,223	$5,946

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
(c)    See Management Discussion and Analysis and Results of Operations discussion above.

The following is Adjusted EBITDA - Continuing Operations by Segment for the 13 and 26 weeks ended October 28, 2023 and October 29, 2022.

Adjusted EBITDA - by Segment	13 weeks ended October 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net income (loss) from continuing operations (a)	$39,407	$1,344	$(20,520)	$4,623	$24,854
Add:
Depreciation and amortization expense	8,911	1,254	10	—	10,175
Interest expense, net	—	—	10,664	—	10,664
Income tax expense	—	—	314	—	314
Restructuring and other charges (c)	29	—	4,245	—	4,274
Adjusted EBITDA (non-GAAP)	$48,347	$2,598	$(5,287)	$4,623	$50,281

Adjusted EBITDA - by Segment	13 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net income (loss) from continuing operations (a)	$30,547	$218	$(9,855)	$3,258	$24,168
Add:
Depreciation and amortization expense	8,869	1,370	17	—	10,256
Interest expense, net	—	—	4,886	—	4,886
Income tax benefit	—	—	(383)	—	(383)
Content amortization (non-cash)	—	—	—	—	—
Restructuring and other charges (c)	—	—	260	—	260
Adjusted EBITDA (non-GAAP)	$39,416	$1,588	$(5,075)	$3,258	$39,187

Adjusted EBITDA - by Segment	26 weeks ended October 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net income (loss) from continuing operations (a)	$11,033	$1,947	$(37,272)	$(825)	$(25,117)
Add:
Depreciation and amortization expense	17,877	2,531	20	—	20,428
Interest expense, net	—	—	18,918	—	18,918
Income tax expense	—	—	303	—	303
Restructuring and other charges (c)	555	526	7,826	—	8,907
Adjusted EBITDA (non-GAAP)	$29,465	$5,004	$(10,205)	$(825)	$23,439

Adjusted EBITDA - by Segment	26 weeks ended October 29, 2022
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(3,993)	$1,637	$(22,177)	$(1,621)	$(26,154)
Add:
Depreciation and amortization expense	18,398	2,719	35	—	21,152
Interest expense, net	—	—	8,754	—	8,754
Income tax expense	—	—	464	—	464
Content amortization (non-cash)	26	—	—	—	26
Restructuring and other charges (c)	—	—	635	—	635
Adjusted EBITDA (non-GAAP)	$14,431	$4,356	$(12,289)	$(1,621)	$4,877

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
(c)    See Management Discussion and Analysis and Results of Operations discussion above.

Adjusted EBITDA (non-GAAP) - Discontinued Operations	13 weeks ended		26 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Loss from discontinued operations (a)	$(674)	$(2,024)	$(1,091)	$(4,409)
Add:
Depreciation and amortization expense	3	503	3	2,140
Income tax expense	—	83	20	169
Content amortization (non-cash)	—	1,618	—	3,169
Gain on sale of business	—	—	(3,068)	—
Impairment loss (non-cash)	—	—	610	—
Restructuring and other charges	10	—	3,297	—
Transaction costs	18	—	13	—
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(643)	$180	$(216)	$1,069
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

Free Cash Flow (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net cash flows provided by (used in) operating activities from continuing operations	$72,698	$38,680	$(47,160)	$10,073
Less:
Capital expenditures (a)	3,977	9,293	8,196	16,823
Cash interest	7,576	4,368	13,972	7,301
Cash taxes	43	(15,705)	388	(15,583)
Free Cash Flow (non-GAAP)	$61,102	$40,724	$(69,716)	$1,532
(a) Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, and enhancements to internal systems and our website.
The following table provides the components of total purchases of property and equipment:

Capital Expenditures	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Physical store capital expenditures	$1,743	$6,052	$3,948	$10,548
Product and system development	1,697	2,689	3,460	5,175
Other	537	552	788	1,100
Total Capital Expenditures	$3,977	$9,293	$8,196	$16,823

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
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of October 28, 2023, we had $35.3 million of cash on hand, including $20.3 million of restricted cash related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
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

We recognized Net Income from Continuing Operations of $24.9 million and $24.2 million for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively, and a Net Loss from Continuing Operations of $(25.1) million and $(26.2) million for the 26 weeks ended October 28, 2023 and October 29, 2022, respectively, and we incurred a Net Loss from Continuing Operations of $(90.1) million, $(61.6) million, and $(133.6) million for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. Our Cash Flow (Used In) Provided by Operating Activities from Continuing Operations were $(47.2) million and $10.1 million for the 26 weeks ended October 28, 2023 and October 29, 2022, respectively, and were $90.5 million, $(16.2) million, and $27.0 million, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. The tightening of our available credit commitments, including the elimination and repayment of our FILO Facility in fiscal year 2023 of $40.0 million, had a significant impact on our liquidity during fiscal year 2023 and fiscal year 2024, including our ability to make timely vendor payments and school commission payments.
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
On October 10, 2023, we amended our existing Credit Agreement to revise certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3.8 million that would become due and payable at the earlier to occur of (1) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement.
Operational restructuring plans
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the last year, we have achieved annualized savings of $30 million to

$35 million from these cost savings initiatives. Additionally, during Fiscal 2024, Management's planned to implement further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $25 million, of which approximately $14 million has been achieved during the 26 weeks ended October 28, 2023. Management believes that these plans are within its control and will be focused on implementing as outlined.
During the 13 weeks ended October 28, 2023, Net Income from Continuing Operations increased by $0.7 million compared to the prior year period. Excluding interest expense and restructuring and other charges Net Income from Continuing Operations improved by $10.5 million during the 13 weeks ended October 28, 2023 compared to the prior year period. During the 26 weeks ended October 28, 2023, Net Loss from Continuing Operations decreased by $1.1 million compared to the prior year period. Excluding interest expense and restructuring and other charges Net Loss from Continuing Operations decreased by $19.5 million during the 26 weeks ended October 28, 2023 compared to the prior year period. The improvements in Net Income from Continuing Operations during the 13 and 26 weeks are primarily due to operational improvements and cost savings initiatives.
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
Sources and Uses of Cash Flow - Continuing Operations

	26 weeks ended
Dollars in thousands	October 28, 2023	October 29, 2022
Net cash flows (used in) provided by operating activities from continuing operations	$(47,160)	$10,073
Net cash flows used in investing activities from continuing operations	(8,118)	(16,568)
Net cash flows provided by financing activities from continuing operations	41,175	23,727
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(14,103)	$17,232
As of October 28, 2023 and October 29, 2022, we had restricted cash of $20.3 million and $15.6 million, respectively, comprised of $19.4 million and $14.7 million, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $0.9 million for both periods in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows used in operating activities from continuing operations during the 26 weeks ended October 28, 2023 were $(47.2) million compared to cash flows provided by operating activities of $10.1 million during the 26 weeks ended October 29, 2022. This decrease in cash flows used in operating activities from continuing operations of $57.3 million was primarily due to changes in working capital, including higher accounts receivables of $56.0 million and higher inventory levels of $34.6 million primarily related to our increased adoption of our BNC First Day equitable and inclusive access sales for Fall term; higher payments for interest expense of $6.7 million; offset by higher payables of $28.2 million due to delayed payments to vendors for inventory purchases and expenses, which were delayed resulting from lower borrowing base availability.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 26 weeks ended October 28, 2023 were $(8.1) million compared to $(16.6) million during the 26 weeks ended October 29, 2022. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $8.2 million and $16.8 million during the 26 weeks ended October 28, 2023 and October 29, 2022, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by financing activities from continuing operations during the 26 weeks ended October 28, 2023 were $41.2 million compared to $23.7 million during the 26 weeks ended October 29, 2022. This net change of $17.4 million is primarily due to higher net borrowings of $24.4 million, partially offset by higher payments for deferred financing costs of $7.7 million.
Financing Arrangements

		As of
	Maturity Date	October 28, 2023	October 29, 2022
Credit Facility	December 28, 2024	$204,881	$222,000
Term Loan	April 7, 2025	30,863	30,000
sub-total		235,744	252,000
Less: Deferred financing costs		(1,871)	(1,555)
Total debt		$233,873	$250,445
Balance Sheet classification:
Short-term borrowings		$—	$—
Long-term borrowings		233,873	250,445
Total debt		$233,873	$250,445
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on October 10, 2023, July 28, 2023, May 24, 2023, March 8, 2023, March 31, 2021 and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100.0 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100.0 million maintaining the maximum availability under the Credit Agreement at $500.0 million. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.
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
July 2023 Credit Agreement Amendment
On July 28, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement to December 28, 2024, (ii) reduce advance rates with respect to the borrowing base by 1000 basis points on September 2, 2024 (in lieu of the reductions previously contemplated for September 2023), (iii) subject to the conditions set forth in such amendment, add a CARES Act tax refund claim to the borrowing base, from April 1, 2024 through July 31, 2024, (iv) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32.5 million minus, subject to the conditions set forth in such amendment, (B) (a) $7,500 for the period of April 1, 2024 through and including April 30, 2024, (b) $2,500 for the period of May 1, 2024 through and including May 31, 2024 and (c) $0 at all other times, (v) add a minimum Consolidated EBITDA (as defined in the Credit Agreement) financial maintenance covenant, and (vi) amend certain negative and affirmative covenants and add certain additional covenants, all as more particularly set forth in such amendment. The amendment also requires that we appoint a Chief Restructuring Officer and that, by August 11, 2023, we (i) appoint two independent members to the board of directors of the Company from prospective candidates that have been previously disclosed to the Administrative Agent and the Lenders and (ii) appoint a committee of the board of directors of the Company to consist of three board members (two of whom will be the new independent directors). The committee’s responsibilities will include, among other things, to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). There can be no guarantee or assurances that any such transaction or transactions be consummated. We must pay (i) a fee of 0.50% of the outstanding principal amount of the commitments under the Credit Agreement March 2023 amendment (as defined in the Credit Agreement) on the closing date (in lieu of the deferred fee previously contemplated in connection with the March 2023 amendment (as defined in the Credit Agreement)) and (ii) a fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement as of the closing date on the earlier to occur of September 2, 2024 and an Event of Default (as defined in the Credit Agreement). For additional information related to the Credit Agreement amendment, see the Company's Report on Form 8-K filed with the SEC on July 28, 2023.
During the 26 weeks ended October 28, 2023, we incurred debt issuance costs totaling $11.5 million related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the credit agreement.
October 2023 Credit Agreement Amendment
On October 10, 2023, we amended our existing Credit Agreement to amend certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3.8 million that would become due and payable at the earlier to occur of (1) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement. During the 26 weeks ended October 28, 2023, we incurred debt issuance costs totaling $1.4 million related to the October 2023 Credit Agreement amendment.
As of October 28, 2023, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 26 weeks ended October 28, 2023, we borrowed $284.7 million and repaid $234.0 million under the Credit Agreement, and had outstanding borrowings of $204.9 million as of October 28, 2023, comprised entirely of borrowings under the Credit Facility. During the 26 weeks ended October 29, 2022, we borrowed $318.2 million and repaid $321.9 million under the Credit Agreement, and had outstanding borrowings of $222.0 million as of October 29, 2022, comprised entirely of borrowings under the Credit Facility. As of October 28, 2023 and October 29, 2022, we have issued $0.5 million and $4.8 million, respectively, in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30.0 million (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on April 7, 2025. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 26 weeks ended October 28, 2023, we incurred $0.9 million for interest in kind on the Term Loan and repaid $0 under the Term Loan Credit Agreement, with $30.9 million of outstanding borrowings as of October 28, 2023. During the 26 weeks ended October 29, 2022, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of October 29, 2022.
March 2023 Term Loan Credit Agreement Amendment
On March 8, 2023, we amended the Term Loan Credit Agreement to (i) extend the maturity date of the Term Loan Credit Agreement by six months to December 7, 2024, (ii) permit the application of certain proceeds to the repayment of the loans under Credit Agreement and (iii) amend certain negative covenants and add certain additional covenants to conform to the Credit Agreement. In addition, the amendment requires the achievement of a Specified Event (as described above) by no later than May 31, 2023 (as such date may be extended under the Credit Agreement, but no later than August 31, 2023 without consent from lenders under the Term Loan Credit Agreement). For additional information, see the Company's Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
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
July 2023 Term Loan Credit Agreement Amendment
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $0.05 million to the lenders under the Term Loan Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Agreement). For additional information, see the Company's Report on Form 8-K filed with the SEC on July 28, 2023.
During the 26 weeks ended October 28, 2023, we incurred debt issuance costs totaling $0.4 million related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.

The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. All interest on the Term Loan prior to the July 29, 2023 was paid in cash. During the 13 weeks ended October 28, 2023, all interest on the Term Loan was incurred in kind as permitted under the July 2023 Term Loan Amendment. The Term Loans do not amortize prior to maturity.
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
Interest Expense
During the 13 weeks ended October 28, 2023 and October 29, 2022, we recognized interest expense of $10.7 million and $4.9 million, respectively, and during the 26 weeks ended October 28, 2023 and October 29, 2022, we recognized interest expense of $18.9 million and $8.8 million, respectively. Cash interest paid during the 26 weeks ended October 28, 2023 and October 29, 2022 was $14.0 million and $7.3 million, respectively.
Income Tax Implications on Liquidity
For the fiscal year ended April 30, 2022, we filed an application to change our tax year from January to April under the automatic consent provisions. As a result of the tax year-end change, there is no longer a long-term tax payable associated with the LIFO reserve in other long-term liabilities.
As of October 28, 2023, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the condensed consolidated balance sheet. We received refunds of $7.8 million in Fiscal 2022 and a $15.8 million refund in Fiscal 2023. We expect to receive additional refunds of approximately $10.0 million.
Share Repurchases
During the 13 and 26 weeks ended October 28, 2023, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 28, 2023, approximately $26.7 million remains available under the stock repurchase program.
During the 13 and 26 weeks ended October 28, 2023, we repurchased 66,852 and 144,750 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Off-Balance Sheet Arrangements
As of October 28, 2023, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
•dependency on strategic service provider relationships, such as with VitalSource Technologies, Inc. and the Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Relationship”), and the potential for adverse operational and financial changes to these strategic service provider relationships, may adversely impact our business;
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
•risks associated with the impact that public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, have on the overall demand for BNED products and services, our operations, the operations of our suppliers, service providers, and campus partners, and the effectiveness of our response to these risks;
•lingering impacts that public health crises may have on the ability of our suppliers to manufacture or source products, particularly from outside of the United States;
•changes in applicable domestic and international laws, rules or regulations, including, without limitation, U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;
•changes in and enactment of applicable laws, rules or regulations or changes in enforcement practices including, without limitation, with regard to consumer data privacy rights, which may restrict or prohibit our use of consumer personal information for texts, emails, interest based online advertising, or similar marketing and sales activities;
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
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 28, 2023.
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
Item 1A. Risk Factors
There have been no material changes during the 26 weeks ended October 28, 2023 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of October 28, 2023 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 30, 2023 - August 26, 2023	—	$—	—	$26,669,324
August 27, 2023 - September 30, 2023	—	$—	—	$26,669,324
October 1, 2023 - October 28, 2023	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
During the 13 and 26 weeks ended October 28, 2023, we did not repurchase any shares of our Common Stock under the stock repurchase program.
During the 13 and 26 weeks ended October 28, 2023, we repurchased 66,852 and 144,750 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

3.1
Amended and Restated By-Laws of Barnes & Noble Education, Inc., effective as of October 5, 2023, referenced in the Report on Form 8-K filed with the SEC on October 12, 2023, and incorporated herein by reference.

10.1
Ninth Amendment, dated as of October 10, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015.

10.2
Retention Agreement Amendment, dated September 8, 2023 between Michael C. Miller and Barnes & Noble Education, Inc., referenced in the Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.3
Retention Agreement Amendment, dated September 8, 2023 between Jonathan Shar and Barnes & Noble Education, Inc., referenced in the Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.4
Performance Incentive Agreement, dated September 14, 2023 between Michael P. Huseby and Barnes & Noble Education, Inc., referenced in the Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

31.1 *
Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification by the Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **
Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **
Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/S/ KEVIN WATSON
Kevin Watson
Chief Financial Officer
(principal financial officer)

By:	/S/ SEEMA C. PAUL
Seema C. Paul
Chief Accounting Officer
(principal accounting officer)

December 7, 2023