Form 10-Q
period 2024-01-27
Barnes & Noble Education, Inc.
filed 2024-03-12
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 23, 2024, 53,156,369 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 27, 2024

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Sales:
Product sales and other	$415,375	$393,745	$1,237,723	$1,204,806
Rental income	41,298	44,309	93,490	96,555
Total sales	456,673	438,054	1,331,213	1,301,361
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	332,728	317,833	991,695	957,788
Rental cost of sales	23,909	23,210	52,606	52,416
Total cost of sales	356,637	341,043	1,044,301	1,010,204
Gross profit	100,036	97,011	286,912	291,157
Selling and administrative expenses	79,756	91,841	243,193	281,136
Depreciation and amortization expense	10,148	10,112	30,576	31,264
Impairment loss (non-cash)	5,798	6,008	5,798	6,008
Restructuring and other charges	3,413	4,127	12,320	4,762
Operating income (loss)	921	(15,077)	(4,975)	(32,013)
Interest expense, net	10,620	6,918	29,538	15,672
Loss from continuing operations before income taxes	(9,699)	(21,995)	(34,513)	(47,685)
Income tax expense	229	139	532	603
Loss from continuing operations	$(9,928)	$(22,134)	$(35,045)	$(48,288)
Income (loss) from discontinued operations, net of tax of $0, $128, $20, and $297, respectively	$289	$(2,915)	$(802)	$(7,324)
Net loss	$(9,639)	$(25,049)	$(35,847)	$(55,612)

Loss per share of common stock:
Basic and Diluted:
Continuing operations	$(0.19)	$(0.42)	$(0.66)	$(0.92)
Discontinued operations	$0.01	$(0.06)	$(0.02)	$(0.14)
Total Basic and Diluted Earnings per share	$(0.18)	$(0.48)	$(0.68)	$(1.06)
Weighted average common shares outstanding - Basic and Diluted	53,153	52,602	52,862	52,404

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 27, 2024	January 28, 2023	April 29, 2023
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,123	$9,423	$14,219
Receivables, net	315,126	276,924	92,512
Merchandise inventories, net	341,544	408,924	322,979
Textbook rental inventories	44,521	35,468	30,349
Prepaid expenses and other current assets	54,337	53,316	49,512
Assets held for sale, current	—	29,619	27,430
Total current assets	763,651	813,674	537,001
Property and equipment, net	57,273	72,075	68,153
Operating lease right-of-use assets	220,238	259,470	246,972
Intangible assets, net	97,947	114,269	110,632
Deferred tax assets, net	—	—	132
Other noncurrent assets	12,488	19,875	17,889
Total assets	$1,151,597	$1,279,363	$980,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$343,100	$355,200	$267,923
Accrued liabilities	156,874	132,943	85,759
Current operating lease liabilities	125,545	116,051	99,980
Short-term borrowings	224,067	—	—
Liabilities held for sale	—	5,384	8,423
Total current liabilities	849,586	609,578	462,085
Long-term deferred taxes, net	2,010	1,601	1,970
Long-term operating lease liabilities	155,226	188,466	184,754
Other long-term liabilities	17,451	19,375	19,068
Long-term borrowings	30,191	283,857	182,151
Total liabilities	1,054,464	1,102,877	850,028
Commitments and contingencies	—	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 55,840, 55,140 and 55,140 shares, respectively; outstanding, 53,156, 52,604 and 52,604 shares, respectively	558	551	551
Additional paid-in capital	748,330	745,417	745,932
Accumulated deficit	(629,203)	(547,106)	(593,356)
Treasury stock, at cost	(22,552)	(22,376)	(22,376)
Total stockholders' equity	97,133	176,486	130,751
Total liabilities and stockholders' equity	$1,151,597	$1,279,363	$980,779
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	39 weeks ended
	January 27, 2024	January 28, 2023
Cash flows from operating activities:
Net loss	$(35,847)	$(55,612)
Less: Loss from discontinued operations, net of tax	(802)	(7,324)
Loss from continuing operations	(35,045)	(48,288)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	30,576	31,264
Content amortization expense	—	26
Amortization of deferred financing costs	8,380	2,058
Impairment loss (non-cash)	5,798	6,008
Deferred taxes	171	171
Stock-based compensation expense	2,568	4,275
Non-cash interest expense (paid-in-kind)	1,750	—
Changes in operating lease right-of-use assets and liabilities	19,553	13,196
Changes in other long-term assets and liabilities, net	(2,961)	396
Changes in other operating assets and liabilities, net
Receivables, net	(222,614)	(140,922)
Merchandise inventories	(18,565)	(115,070)
Textbook rental inventories	(14,172)	(5,856)
Prepaid expenses and other current assets	2,436	14,637
Accounts payable and accrued liabilities	138,904	216,857
Changes in other operating assets and liabilities, net	(114,011)	(30,354)
Net cash flows used in operating activities from continuing operations	(83,221)	(21,248)
Net cash flows used in operating activities from discontinued operations	(3,650)	(1,349)
Net cash flow used in operating activities	$(86,871)	$(22,597)
Cash flows from investing activities:
Purchases of property and equipment	$(11,459)	$(21,700)
Net change in other noncurrent assets	78	572
Net cash flows used in investing activities from continuing operations	(11,381)	(21,128)
Net cash flows provided by (used in) investing activities from discontinued operations	21,395	(5,198)
Net cash flow provided by (used in) investing activities	$10,014	$(26,326)
Cash flows from financing activities:
Proceeds from borrowings	$454,459	$512,000
Repayments of borrowings	(384,545)	(452,100)
Payment of deferred financing costs	(9,845)	(2,614)
Purchase of treasury shares	(176)	(864)
Net cash flows provided by financing activities from continuing operations	59,893	56,422
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	$59,893	$56,422
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,964)	7,499
Cash, cash equivalents and restricted cash at beginning of period	31,988	21,036

Cash, cash equivalents and restricted cash at end of period	15,024	28,535
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	(802)
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$15,024	$27,733

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			1,791				1,791
Vested equity awards	540	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					238	(612)	(612)
Net loss				(52,707)			(52,707)
Balance July 30, 2022	54,774	$547	$742,624	$(544,201)	2,426	$(22,124)	$176,846
Stock-based compensation expense			1,719				1,719
Vested equity awards	357	4	(4)				—
Shares repurchased for tax withholdings for vested stock awards					107	(245)	(245)
Net income				22,144			22,144
Balance October 29, 2022	55,131	$551	$744,339	$(522,057)	2,533	$(22,369)	$200,464
Stock-based compensation expense			1,078				1,078
Vested equity awards	9	—	—				—
Shares repurchased for tax withholdings for vested stock awards					3	(7)	(7)
Net loss				(25,049)			(25,049)
Balance January 28, 2023	55,140	$551	$745,417	$(547,106)	2,536	$(22,376)	$176,486

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	55,140	$551	$745,932	$(593,356)	2,536	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	179	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					78	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	55,319	$553	$746,724	$(643,744)	2,614	$(22,474)	$81,059
Stock-based compensation expense			799				799
Vested equity awards	499	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					67	(74)	(74)
Net income				24,180			24,180
Balance October 28, 2023	55,818	$558	$747,518	$(619,564)	2,681	$(22,548)	$105,964
Stock-based compensation expense			812				812
Vested equity awards	22	—	—				—
Shares repurchased for tax withholdings for vested stock awards					3	(4)	(4)
Net loss				(9,639)			(9,639)
Balance January 27, 2024	55,840	$558	$748,330	$(629,203)	2,684	$(22,552)	$97,133

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, which includes consolidated financial statements for the Company as of April 29, 2023, and April 30, 2022 and for each of the three fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021 ("Fiscal 2023," "Fiscal 2022" and "Fiscal 2021", respectively) and the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarter ended July 29, 2023 and for the quarter ended October 28, 2023.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers. We operate 1,272 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte) and students are billed the below market price directly by the institution as a course charge or included in tuition. During the 13 weeks ended January 27, 2024, BNC First Day total revenue increased by $63,371, or 53%, to $184,073 compared to $120,702 during the prior year period. During the 39 weeks ended January 27, 2024, BNC First Day total revenue increased by $136,055, or 44%, to $445,094 compared to $309,039 during the prior year period. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our merchandising and e-commerce service provider agreement with Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Through this relationship, Fanatics and Lids provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools on our behalf to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, we completed the sale of

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

these assets related to our DSS Segment. We have two reportable segments: Retail and Wholesale. For additional information related to our strategies, operations and segments, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte) and students are billed the below market rate, directly by the institution as a course charge or included in tuition.
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
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted, and improve predictability of our future results. The growth of our BNC First Day programs offsets declines in a la carte courseware sales. We are moving quickly and decisively to accelerate our First Day Complete strategy. We have seen many institutions adopt First Day Complete in Fiscal 2024 and plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
In the Spring of 2024, 160 campus stores are utilizing First Day® Complete representing enrollment of nearly 805,000 undergraduate and post graduate students (as reported by National Center for Education Statistics), an increase of approximately 39% compared to Spring of 2023. During the 13 weeks ended January 27, 2024, First Day Complete sales increased by $42,629, or 64%, to $109,531 as compared to $66,902 in the prior year period. During the 13 weeks ended January 27, 2024, First Day sales increased by $20,742, or 39%, to $74,542 as compared to $53,800 in the prior year period. During the 39 weeks ended January 27, 2024, First Day Complete sales increased by $98,084, or 57%, to $271,465 as compared to $173,381 in the prior year period. During the 39 weeks ended January 27, 2024, First Day sales increased by $37,971, or 28%, to $173,629 as compared to $135,658 in the prior year period.
Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Under the related service provider agreements, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics, operates as our service provider, including processing consumer personal information on our behalf, using their cutting-edge e-commerce and technology expertise to offer our campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 27, 2024 are not indicative of the results expected for the 52 weeks ending April 27, 2024 ("Fiscal 2024").
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
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of January 27, 2024, we had $15,024 of cash on hand, including $6,901 of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the merchandising service provider agreement.
Our business was significantly negatively impacted by the COVID-19 pandemic during the years ended April 30, 2022 and May 1, 2021, as many schools adjusted their learning models and on-campus activities. Although most academic institutions have since reopened after the COVID-19 pandemic, the lingering impacts of the pandemic have resulted in changes in customer behaviors, lower enrollments, and an evolving educational landscape, including increased competition and disintermediation, which continued to impact our financial results during the year ended April 29, 2023. Some institutions are still providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. The impact of COVID-19 store closings, as well as lower earnings during the year ended April 29, 2023, resulted in the loss of cash flows and increased borrowings that we would not otherwise have expected to incur.
We recognized Net Loss from Continuing Operations of $(9,928) and $(22,134) for the 13 weeks ended January 27, 2024 and January 28, 2023, respectively, and a Net Loss from Continuing Operations of $(35,045) and $(48,288) for the 39 weeks ended January 27, 2024 and January 28, 2023, respectively, and we incurred a Net Loss from Continuing Operations of $(90,140), $(61,559), and $(133,569) for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. Our Cash Flow (Used In) Provided by Operating Activities from Continuing Operations were $(83,221) and $(21,248) for the 39 weeks ended January 27, 2024 and January 28, 2023, respectively, and were $90,513, $(16,195), and $27,049, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. The tightening of our available credit commitments,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

including the elimination and repayment of our FILO Facility in fiscal year 2023 of $40,000, had a significant impact on our liquidity during fiscal year 2023 and fiscal year 2024, including our ability to make timely vendor payments and school commission payments.
Our losses and projected cash needs, combined with our current liquidity levels and the maturity of our Credit Facility, which becomes due on December 28, 2024, raises substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon the successful execution of management's plan to improve the Company’s liquidity, including (1) raising additional liquidity and (2) continuing to take additional operational restructuring actions to achieve the required levels of liquidity to support the operations of the business.
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). The Board continues its ongoing review of a broad range of strategic alternatives available to the Company, including but not limited to potential capital raises, asset divestitures, a sale of the business, and pursuit of standalone growth plans. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

On December 12, 2023, we amended our existing Credit Agreement to, among other things: (i) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times to be greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 or, subject to the satisfaction of certain conditions relating to the repayment of the Credit Agreement in full, (B) (a) $20,000 for the period of December 8, 2023 through January 12, 2024, (b) $25,000 for the period from January 26, 2024 through February 9, 2024, (c) $25,000 for the period of April 1, 2024 through April 30, 2024 and (d) $30,000 for the period of May 1, 2024 through May 31, 2024, and (ii) revise certain reporting requirements under the Credit Agreement. The amendment also revised the Specified Liquidity Transaction Fee introduced in the October 2023 Credit Agreement Amendment such that the $3,800 became due and was paid on January 31, 2024.
On March 12, 2024, we amended our existing Credit Agreement to, among other things, (i) revise certain reporting requirements under the Credit Agreement and (ii) set certain milestones for liquidity and refinancing contingency plans, with respect to which we must execute a binding commitment no later than April 3, 2024 (as may be extended by the administrative agent to April 10, 2024).
Operational restructuring plans
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the course of Fiscal 2024, we have achieved annualized savings of approximately $30,000 to $35,000 from the Fiscal 2023 cost savings initiatives. Additionally, during Fiscal 2024, Management's plan to implement further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $25,000, of which approximately $18,000 has been achieved during the 39 weeks ended January 27, 2024. Management believes that these plans are within its control and will be focused on implementing these cost savings measures.
During the 13 weeks ended January 27, 2024, Net Loss from Continuing Operations improved by $12,206, or 55%, compared to the prior year period. Net Loss from Continuing Operations, excluding interest expense, impairment loss (non-cash) and restructuring and other charges, improved by $14,984 during the 13 weeks ended January 27, 2024 compared to the prior year period. During the 39 weeks ended January 27, 2024, Net Loss from Continuing Operations improved by $13,243, or 27%, compared to the prior year period. Net Loss from Continuing Operations, excluding interest expense, impairment loss (non-cash) and restructuring and other charges, improved by $34,457 during the 39 weeks ended January 27, 2024 compared to the prior year period. The improvements in Net Loss from Continuing Operations during the 13 and 39 weeks are primarily due to operational improvements, including successful implementation of our BNC First Day programs, and cost savings initiatives.

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	Var $	Var %	January 27, 2024	January 28, 2023	Var $	Var %
Net loss from continuing operations	$(9,928)	$(22,134)	$12,206	55%	$(35,045)	$(48,288)	$13,243	27%

Reconciling items:
Interest Expense (a)	$10,620	$6,918	$3,702	54%	$29,538	$15,672	$13,866	88%
Impairment loss (non-cash)	5,798	6,008	(210)	(3)%	5,798	6,008	(210)	(3)%
Restructuring and other charges	3,413	4,127	(714)	(17)%	12,320	4,762	7,558	159%
Total Reconciling items	$19,831	$17,053	$2,778	16%	$47,656	$26,442	$21,214	80%
Net Income (Loss) from Continuing Operations Excluding Interest Expense, Impairment Loss and Restructuring and Other Charges	$9,903	$(5,081)	$14,984	295%	$12,611	$(21,846)	$34,457	158%

(a)     Interest expense increased by $13.9 million compared to the prior year period, comprised of $7.2 million resulting from higher borrowings and higher interest rates and $6.3 million resulting from increased amortization of deferred financing costs. For additional information, see Note 7. Debt - Deferred Financing Costs and Note 7. Debt - Interest Expense.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Seasonality
Our business is highly seasonal. For example, our retail business is seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, the revenue impact of accounting principles with respect to the recognition of revenue associated with our equitable and inclusive access programs, the ability to secure inventory on a timely basis, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Sales attributable to our wholesale business are generally highest in our first, second and third quarters, as it sells textbooks and other course materials for retail distribution. See Revenue Recognition and Deferred Revenue discussion below.
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
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the 39 weeks ended January 27, 2024, we recorded a Gain on Sale of Business of $3,545 in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Total sales	$—	$9,010	$2,784	$26,659
Cost of sales (a)	—	1,811	76	5,283
Gross profit (a)	—	7,199	2,708	21,376
Selling and administrative expenses	177	7,632	3,101	23,909
Depreciation and amortization	—	506	3	2,646
Gain on sale of business	(477)	—	(3,545)	—
Impairment loss (non-cash) (b)	—	—	610	—
Restructuring costs (c)	11	1,848	3,308	1,848
Transaction costs	—	—	13	—
Operating loss	289	(2,787)	(782)	(7,027)
Income tax expense	—	128	20	297
Loss from discontinued operations, net of tax	$289	$(2,915)	$(802)	$(7,324)

(a) Cost of sales and gross profit for the DSS Segment includes amortization expense (non-cash) related to content development costs of $1,686 and $4,855 for the 13 and 39 weeks ended January 28, 2023, respectively.
(b)    During the 39 weeks ended January 27, 2024, we recognized an impairment loss (non-cash) of $610 (both pre-tax and after-tax),

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

comprised of $119 and $491 of property and equipment and operating lease right-of-use assets, respectively, on the condensed consolidated statement of operations as part of discontinued operations.
(c)    During the 39 weeks ended January 27, 2024 and January 28, 2023, we recognized restructuring and other charges of $3,308 and $1,848, respectively, comprised of severance and other employee termination costs.

The following table summarizes the assets and liabilities of the Assets Held for Sale included in the condensed consolidated balance sheets:

	As of
	April 29, 2023	January 28, 2023
Cash and cash equivalents	$1,057	$802
Receivables, net	480	589
Prepaid expenses and other current assets	901	2,412
Property and equipment, net	19,523	20,150
Intangible assets, net	402	678
Goodwill	4,700	4,700
Deferred tax assets, net	130	—
Other noncurrent assets	237	288
Assets held for sale	$27,430	$29,619

Accounts payable	$211	$148
Accrued liabilities	8,212	5,236
Liabilities held for sale	$8,423	$5,384

Restricted Cash
As of January 27, 2024, January 28, 2023, and April 29, 2023, we had restricted cash of $6,901, $18,309, and $16,712, respectively, comprised of $5,948, $17,397, and $15,790, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement, and $953, $912, and $922, respectively, in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
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
Leases
We recognize lease assets and lease liabilities on the condensed consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification ("ASC") Topic 842, Leases. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. We recognize lease expense related to our college and university contracts as cost of sales in our condensed consolidated statement of operations and we recognize lease expense related to our various office spaces as selling and administrative expenses in our condensed consolidated statement of operations. For additional information, see Note 8. Leases.
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
We estimate returns based on an analysis of historical experience. A provision for anticipated merchandise returns is

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
Evaluation of Long-Lived Assets
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. Goodwill on our condensed consolidated balance sheet as of January 28, 2023 related to our DSS reporting unit has been classified as Assets Held for Sale. On May 31, 2023, we completed the sale of these assets related to our DSS Segment.
We review our long-lived assets for impairment whenever events or changes in circumstances, including but not limited to contractual changes, renewals or amendments are made to agreements with our college, university, or K-12 schools, indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As of January 27, 2024, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $57,273, $220,238, $97,947, and $12,488, respectively, on our condensed consolidated balance sheet.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Although most academic institutions have since reopened since the COVID-19 pandemic, some are providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. Enrollment trends have been negatively impacted at physical campuses. While many athletic conferences resumed their sport activities, other events, such as parent and alumni weekends and prospective student campus tour activities, some may still be curtailed or offer a virtual option. These combined events, as well as increased competition and disintermediation, continue to impact the Company’s course materials and general merchandise business.
During the 13 weeks ended January 27, 2024, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $5,798 (both pre-tax and after-tax), comprised of $364, $2,726, and $2,708 of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statements of operations.
During the 13 weeks ended January 28, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 (both pre-tax and after-tax), comprised of $708, $1,697, $3,599 and $4 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the condensed consolidated statements of operations.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve annual income tax disclosure requirements, primarily to (1) disclose specific categories in the rate reconciliation (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) enhance cash tax payment disclosures. This guidance will be effective for the Company for the annual report for the fiscal year ending April 26, 2025. Early adoption is permitted and the guidance is applied on a prospective basis. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending April 26, 2025 and subsequent interim periods. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
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
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Retail
Course Materials Product Sales	$317,725	$286,714	$891,631	$834,190
General Merchandise Product Sales (a)	72,831	81,813	266,533	293,285
Service and Other Revenue (b)	7,592	8,423	32,588	32,346
Retail Product and Other Sales sub-total	398,148	376,950	1,190,752	1,159,821
Course Materials Rental Income	41,298	44,309	93,490	96,555
Retail Total Sales	$439,446	$421,259	$1,284,242	$1,256,376
Wholesale Sales	$37,167	$38,958	$96,931	$97,161
Eliminations (c)	$(19,940)	$(22,163)	$(49,960)	$(52,176)
Total Sales	$456,673	$438,054	$1,331,213	$1,301,361
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	39 weeks ended
	January 27, 2024	January 28, 2023
Deferred revenue at the beginning of period	$15,356	$16,475
Additions to deferred revenue during the period	159,888	150,477
Reductions to deferred revenue for revenue recognized during the period	(122,449)	(116,643)
Deferred revenue balance at the end of period:	$52,795	$50,309
Balance Sheet classification:
Accrued liabilities	$49,074	$46,032
Other long-term liabilities	3,721	4,277
Deferred revenue balance at the end of period:	$52,795	$50,309

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Note 4. Segment Reporting
During the fourth quarter of Fiscal 2023, assets related to our DSS Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, we completed the sale of these assets related to our DSS Segment. For additional information, see Note 2. Summary of Significant Accounting Policies.
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
Retail Segment
The Retail Segment operates 1,272 college, university, and K-12 school bookstores, comprised of 717 physical bookstores and 555 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant service providers, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte) and students are billed the below market rate, directly by the institution as a course charge or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,900 physical bookstores (including our Retail Segment's 717 physical bookstores) and sources and distributes new and used textbooks to our 555 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 325 college bookstores.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Sales
Retail	$439,446	$421,259	$1,284,242	$1,256,376
Wholesale	37,167	38,958	96,931	97,161
Eliminations	(19,940)	(22,163)	(49,960)	(52,176)
Total Sales	$456,673	$438,054	$1,331,213	$1,301,361

Gross Profit
Retail	$89,243	$88,926	$265,063	$272,421
Wholesale	7,996	6,668	19,880	19,022
Eliminations	2,797	1,417	1,969	(286)
Total Gross Profit	$100,036	$97,011	$286,912	$291,157

Selling and Administrative Expenses
Retail	$71,393	$82,753	$217,748	$251,843
Wholesale	3,271	3,563	10,151	11,561
Corporate Services	5,092	5,572	15,297	17,861
Eliminations	—	(47)	(3)	(129)
Total Selling and Administrative Expenses	$79,756	$91,841	$243,193	$281,136

Depreciation and Amortization
Retail	$8,817	$8,749	$26,694	$27,147
Wholesale	1,321	1,357	3,852	4,076
Corporate Services	10	6	30	41
Total Depreciation and Amortization	$10,148	$10,112	$30,576	$31,264

Impairment loss (non-cash) - Retail	$5,798	$6,008	$5,798	$6,008

Restructuring and Other Charges
Retail	$—	$1,452	$555	$1,452
Wholesale	—	931	526	931
Corporate Services	3,413	1,744	11,239	2,379
Total Restructuring and Other Charges	$3,413	$4,127	$12,320	$4,762

Operating Income (Loss)
Retail	$3,235	$(10,036)	$14,268	$(14,029)
Wholesale	3,404	817	5,351	2,454
Corporate Services	(8,515)	(7,322)	(26,566)	(20,281)
Elimination	2,797	1,464	1,972	(157)
Total Operating Income (Loss)	$921	$(15,077)	$(4,975)	$(32,013)

Interest Expense, net	$10,620	$6,918	$29,538	$15,672
Total Loss from Continuing Operations Before Income Taxes	$(9,699)	$(21,995)	$(34,513)	$(47,685)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
Share Repurchases
During the 13 and 39 weeks ended January 27, 2024, we did not repurchase shares of our Common Stock under the stock repurchase program and as of January 27, 2024, approximately $26,669 remains available under the stock repurchase program.
During the 13 and 39 weeks ended January 27, 2024, we repurchased 3,135 and 147,885 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended January 27, 2024 and January 28, 2023, average shares of 3,009,464 and 4,677,926 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 39 weeks ended January 27, 2024 and January 28, 2023, average shares of 3,305,749 and 4,824,844 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		39 weeks ended
(shares in thousands)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Numerator for basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(9,928)	$(22,134)	$(35,045)	$(48,288)
Loss from discontinued operations, net of tax	289	(2,915)	(802)	(7,324)
Net loss available to common shareholders	$(9,639)	$(25,049)	$(35,847)	$(55,612)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	53,153	52,602	52,862	52,404

Loss per share of Common Stock:
Basic and Diluted
Continuing operations	$(0.19)	$(0.42)	$(0.66)	$(0.92)
Discontinuing operations	0.01	(0.06)	(0.02)	(0.14)
Basic and diluted loss per share of Common Stock	$(0.18)	$(0.48)	$(0.68)	$(1.06)

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
During the 13 weeks ended January 27, 2024 and January 28, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment and based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $5,798 and $6,008 (both pre-tax and after-tax), respectively, on the condensed consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 2. Summary of Significant Accounting Policies.
The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	13 and 39 weeks ended January 27, 2024			13 and 39 weeks ended January 28, 2023
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Property and equipment, net	$364	$—	$364	$708	$—	$708
Operating lease right-of-use assets	6,130	3,404	2,726	3,002	1,305	1,697
Intangible assets, net	2,708	—	2,708	3,599	—	3,599
Other noncurrent assets	—	—	—	4	—	4
Total	$9,202	$3,404	$5,798	$7,313	$1,305	$6,008
Other Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of January 27, 2024, we recorded a liability of $34 (Level 2 input) which is reflected in accrued liabilities on the condensed consolidated balance sheet. As of January 28, 2023, we recorded a liability of $1,261 (Level 2 input) which is reflected in accrued liabilities ($1,205) and other long-term liabilities ($56) on the condensed consolidated balance sheet. For additional information, see Note 10. Long-Term Incentive Plan Compensation Expense.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Debt

		As of
	Maturity Date	January 27, 2024	January 28, 2023
Credit Facility	December 28, 2024	$224,067	$255,600
Term Loan	April 7, 2025	31,750	30,000
sub-total		255,817	285,600
Less: Deferred financing costs, Term Loan (a)		(1,559)	(1,743)
Total debt		$254,258	$283,857
Balance Sheet classification:
Short-term borrowings		$224,067	$—
Long-term borrowings		30,191	283,857
Total debt		$254,258	$283,857

(a) For additional information on Credit Facility and Term Loan deferred financing costs, see Deferred Financing Costs below.
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on December 12, 2023, October 10, 2023, July 28, 2023, May 24, 2023, March 8, 2023, March 31, 2021 and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100,000 maintaining the maximum availability under the Credit Agreement at $500,000. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.
March 2023 Credit Agreement Amendment
On March 8, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20,000 to $380,000, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate, and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, no later than May 31, 2023 (see discussion below) and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32,500 and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
As noted above, the amendment required the achievement of a Special Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms of the Credit Agreement). See Note 2. Summary of Significant Accounting Policies for information related to the sale of our DSS segment on May 31, 2023.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $11,516 related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.
October 2023 Credit Agreement Amendment
On October 10, 2023, we amended our existing Credit Agreement to revise certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3,800 that would become due and payable at the earlier to occur of (a) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement. During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $1,428 related to the October 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

December 2023 Credit Agreement Amendment
On December 12, 2023, we amended our existing Credit Agreement to, among other things: (i) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times to be greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 or, subject to the satisfaction of certain conditions relating to the repayment of the Credit Agreement in full, (B) (a) $20,000 for the period of December 8, 2023 through January 12, 2024, (b) $25,000 for the period from January 26, 2024 through February 9, 2024, (c) $25,000 for the period of April 1, 2024 through April 30, 2024 and (d) $30,000 for the period of May 1, 2024 through May 31, 2024, and (ii) revise certain reporting requirements under the Credit Agreement. The amendment also revised the Specified Liquidity Transaction Fee introduced in the October 2023 Credit Agreement Amendment such that the $3,800 became due and was paid on January 31, 2024. During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $4,047 related to the December 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated December 12, 2023 and filed with the SEC on December 13, 2023.
March 2024 Credit Agreement Amendment
On March 12, 2024, we amended our existing Credit Agreement to, among other things, (i) revise certain reporting requirements under the Credit Agreement and (ii) set certain milestones for liquidity and refinancing contingency plans, with respect to which we must execute a binding commitment no later than April 3, 2024 (as may be extended by the administrative agent to April 10, 2024).
As of January 27, 2024, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 39 weeks ended January 27, 2024, we borrowed $454,459 and repaid $384,545 under the Credit Agreement, and had outstanding borrowings of $224,067 as of January 27, 2024, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 28, 2023, we borrowed $482,000 and repaid $452,100 under the Credit Agreement, and had outstanding borrowings of $255,600 as of January 28, 2023, comprised entirely of borrowings under the Credit Facility. As of January 27, 2024 and January 28, 2023, we have issued $3,575 and $4,759, respectively, in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on April 7, 2025. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 39 weeks ended January 27, 2024, we incurred $1,750 for interest in kind on the Term Loans and repaid $0 under the Term Loan Credit Agreement, with $31,750 of outstanding borrowings as of January 27, 2024. During the 39 weeks ended January 28, 2023, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement.
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
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
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
During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $480 related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. All interest on the Term Loan prior to July 29, 2023 was paid in cash. During the 13 weeks ended October 28, 2023 and 13 weeks ended January 27, 2024, all interest on the Term Loan was incurred in kind as permitted under the July 2023 Term Loan Amendment. The Term Loans do not amortize prior to maturity.
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
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the consolidated balance sheets, and are subsequently amortized ratably over the term of respective debt.

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	January 27, 2024	January 28, 2023
Credit Facility - Prepaid and Other Current Assets	December 28, 2024	$14,570	$1,583
Credit Facility - Other noncurrent assets		—	132
Credit Facility - sub-total		14,570	1,715
Term Loan - Contra Debt	April 7, 2025	1,559	1,743
Total deferred financing costs		$16,129	$3,458

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Interest Expense
During the 13 weeks ended January 27, 2024 and January 28, 2023, we recognized interest expense of $10,620 and $6,918, respectively, and during the 39 weeks ended January 27, 2024 and January 28, 2023, we recognized interest expense of $29,538 and $15,672, respectively. The following table disaggregates interest expense for the 13 and 39 week periods:

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest Incurred
Credit Facility	$5,747	$5,215	$18,286	$11,910
Term Loan	907	853	3,074	2,213
Total Interest Incurred	$6,654	$6,068	$21,360	$14,123
Amortization of Deferred Financing Costs
Credit Facility	$3,662	$396	$7,456	$1,187
Term Loan	312	462	924	871
Total Amortization of Deferred Financing Costs	$3,974	$858	$8,380	$2,058
Interest Income, net of expense	$(8)	$(8)	$(202)	$(509)
Total Interest Expense	$10,620	$6,918	$29,538	$15,672
Cash interest paid during the 39 weeks ended January 27, 2024 and January 28, 2023 was $19,640 and $13,406, respectively.
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
During the 39 weeks ended January 27, 2024 and January 28, 2023, we recognized lease expense of $139 and $121, respectively, related to our various office spaces as selling and administrative expenses in our condensed consolidated statement of operations.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

We recognized lease expense related to our college and university contracts as cost of sales in our condensed consolidated statement of operations as follows:

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Variable lease expense	$18,679	$17,240	$56,039	$57,698
Operating lease expense	33,830	38,555	103,314	114,342
Net lease expense	$52,509	$55,795	$159,353	$172,040
The decrease in lease expense during the 39 weeks ended January 27, 2024 is primarily due to lower commission rates related to the shift from physical to digital course materials, closed stores, and the impact of the timing due to contract renewals, partially offset by higher sales for contracts based on a percentage of sales.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions:

As of January 27, 2024
Remainder of Fiscal 2024	$95,818
Fiscal 2025	58,601
Fiscal 2026	39,373
Fiscal 2027	31,589
Fiscal 2028	25,119
Thereafter	59,308
Total lease payments	309,808
Less: imputed interest	(29,037)
Operating lease liabilities at period end	$280,771
Future lease payment obligations related to leases that were entered into, but did not commence as of January 27, 2024, were not material. The following summarizes additional information related to our operating leases:

	As of
	January 27, 2024	January 28, 2023
Weighted average remaining lease term (in years)	4.4 years	5.2 years
Weighted average discount rate	4.4%	4.5%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$85,880	$100,130
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$78,446	$91,365
Note 9. Supplementary Information
Restructuring and other charges
During the 13 and 39 weeks ended January 27, 2024, we recognized restructuring and other charges totaling $3,413 and $12,320, respectively, comprised primarily of $3,413 and $11,240, respectively, for costs primarily associated with professional service costs for restructuring as discussed below and process improvements, and $0 and $1,080, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($921 is included in accrued liabilities in the condensed consolidated balance sheet as of January 27, 2024).
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

defined in the Credit Agreement). Restructuring and other expenses associated with the costs of this committee, as well as other related professional service costs, are expected to decrease when the Company concludes on a strategic alternative.
During the 13 and 39 weeks ended January 28, 2023, we recognized restructuring and other charges totaling $4,127 and $4,762, respectively, comprised primarily of $2,848 in each period for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $1,279 and $1,914, respectively, for costs primarily associated with professional service costs for restructuring and process improvements.
Note 10. Long-Term Incentive Plan Compensation Expense
During the 13 and 39 weeks ended January 27, 2024, we did not grant any long-term incentive plan awards. We recognized compensation expense for previously granted long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Stock-based awards
Restricted stock expense	$—	$7	$11	$165
Restricted stock units expense	512	704	1,528	2,390
Performance share units expense	—	—	—	10
Stock option expense	300	498	1,029	1,710
Sub-total stock-based awards:	$812	$1,209	$2,568	$4,275
Cash settled awards
Phantom share units expense	$1	$(72)	$(128)	$167
Total compensation expense for long-term incentive awards	$813	$1,137	$2,440	$4,442
Total unrecognized compensation cost related to unvested awards as of January 27, 2024 was $3,173 and is expected to be recognized over a weighted-average period of 1.3 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 and $1,101 during the 13 weeks ended January 27, 2024 and January 28, 2023, respectively. Total employee benefit expense for these plans was $1,687 and $3,386 during the 39 weeks ended January 27, 2024 and January 28, 2023, respectively.
Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 12. Income Taxes
We recorded an income tax expense of $229 on pre-tax loss of $(9,699) during the 13 weeks ended January 27, 2024, which represented an effective income tax rate of (2.4)% and an income tax expense of $139 on pre-tax loss of $(21,995) during the 13 weeks ended January 28, 2023, which represented an effective income tax rate of (0.6)%. We recorded an income tax expense of $532 on pre-tax loss of $(34,513) during the 39 weeks ended January 27, 2024, which represented an effective income tax rate of (1.5)% and an income tax expense of $603 on pre-tax loss of $(47,685) during the 39 weeks ended January 28, 2023, which represented an effective income tax rate of (1.3)%. The effective tax rate for the 13 weeks ended January 27, 2024 is lower than the prior year comparable period due to immaterial return to provision adjustments recorded in the prior year. The effective tax rate for the 39 weeks ended January 27, 2024 is materially consistent with the prior year comparable period.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 27, 2024, we determined that it was more likely than not that

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 27, 2024 and January 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, inventory management hardware and software providers. We operate 1,272 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte) and students are billed the below market rate directly by the institution as a course charge or included in tuition. During the 39 weeks ended January 27, 2024, BNC First Day total revenue increased by $136 million, or 44%, to $445 million compared to $309 million during the prior year period. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC, Inc. (“Fanatics”) and Fanatics Lids College, Inc. D/B/A "Lids" (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. As our service providers, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools from Fanatics and Lids on our behalf to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte) and students are billed the below market rate directly by the institution as a course charge or included in tuition.
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
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which have been observed at those schools where such programs have been adopted, and improve predictability of our future results. The growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly and decisively to accelerate our First Day Complete strategy. We have seen many institutions adopt First Day Complete in Fiscal 2024 and plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
The following table summarizes our BNC First Day sales for the 13 and 39 weeks ended January 27, 2024 and January 28, 2023:

Dollars in millions	13 weeks ended				39 weeks ended
	January 27, 2024	January 28, 2023	Var $	Var %	January 27, 2024	January 28, 2023	Var $	Var %
First Day Complete Sales	$109.5	$66.9	$42.6	64%	$271.5	$173.4	$98.1	57%
First Day Sales	$74.5	$53.8	$20.7	38%	$173.6	$135.7	$37.9	28%
Total BNC First Day Sales	$184.0	$120.7	$63.3	52%	$445.1	$309.1	$136.0	44%

First Day Complete					Spring 2024	Spring 2023	Var #	Var %
Number of campus stores					160	116	44	38%
Estimated enrollment (a)					805,000	580,000	225,000	39%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES)

Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Under the related service provider agreements, we receive unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our general merchandise business. Fanatics, operates as our service provider, including processing consumer personal information on our behalf, using their cutting-edge e-commerce and technology expertise to offer our campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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
Financing Arrangements and Strategic Review
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). The Board continues its ongoing review of a broad range of strategic alternatives available to the Company, including but not limited to potential capital raises, asset divestitures, a sale of the business, and pursuit of standalone growth plans. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.
Cost Savings Initiative
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the course of Fiscal 2024, we have achieved annualized savings of approximately $30 million to $35 million from the Fiscal 2023 cost savings initiatives. Additionally, during Fiscal 2024, Management's plan to implement further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $25 million, of which approximately $18 million has been achieved during the 39 weeks ended January 27, 2024. Management believes that these plans are within its control and will be focused on implementing these cost savings measures.
Segments
During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations and is no longer a reportable segment. On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 39 weeks ended January 27, 2024, we recorded a Gain on Sale of Business of $3.5 million in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. For additional information, see Note 2. Summary of Significant Accounting Policies.
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
Retail Segment
The Retail Segment operates 1,272 college, university, and K-12 school bookstores, comprised of 717 physical bookstores and 555 virtual bookstores. Our bookstores typically operate under agreements with the college, university, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites which we operate independently or along with our merchant service providers, and which offer students access to affordable course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte) and students are billed the below market rate directly by the institution as a course charge or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
During the 39 weeks ended January 27, 2024, we opened 41 stores and closed 135 stores in the Retail Segment with estimated net annual sales of $65 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We have seen many institutions adopt First Day Complete in Fiscal 2024 and plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,900 physical bookstores (including our Retail Segment's 717 physical bookstores) and sources and distributes new and used textbooks to our 555 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 325 college bookstores.

Corporate Services represents unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Seasonality
Our business is highly seasonal. For example, our retail business is seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, the revenue impact of accounting principles with respect to the recognition of revenue associated with our equitable and inclusive access programs, the ability to secure inventory on a timely basis, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Sales attributable to our wholesale business are generally highest in our first, second and third quarters, as it sells textbooks and other course materials for retail distribution. See Revenue Recognition and Deferred Revenue discussion below.
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
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and schools with cash inflows collected from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbook where revenue is recognized over the rental period, and (ii) ala carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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
•Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, and publishers, including Cengage, Pearson and McGraw Hill, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, including student-to-student transactions over the Internet, and multi-title subscription access.
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
•First Day Complete and First Day Models. Offering course materials sales through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly and decisively to accelerate our First Day Complete strategy. While we have seen many institutions adopt First Day Complete in Fiscal 2024 and plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond, we cannot guarantee that we will be able to achieve these plans within these timeframes or at all. Additionally, the United States Department of Education has recently proposed regulatory changes that, if adopted as proposed, could impact equitable and inclusive access models across the higher education industry.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as equitable and inclusive access programs and publisher subscription models) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores. The scope of any such store closures remains uncertain, although we are not aware, at this time, of any significant volume of stores which we operate that are likely to close or have informed us of upcoming closures. The growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly and decisively to accelerate our First Day Complete strategy.
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
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
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

Results of Operations - Summary - Continuing Operations (a)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Sales:
Product sales and other (b)	$415,375	$393,745	$1,237,723	$1,204,806
Rental income	41,298	44,309	93,490	96,555
Total sales	$456,673	$438,054	$1,331,213	$1,301,361

Loss from continuing operations	$(9,928)	$(22,134)	$(35,045)	$(48,288)

Adjusted Earnings (non-GAAP) - Continuing Operations (c)	$(717)	$(11,999)	$(16,927)	$(37,492)

Adjusted EBITDA by Segment (non-GAAP) - Continuing Operations (c)
Retail	$17,850	$6,173	$47,315	$20,604
Wholesale	4,725	3,105	9,729	7,461
Corporate Services	(5,092)	(5,572)	(15,297)	(17,861)
Elimination	2,797	1,464	1,972	(157)
Total Adjusted EBITDA (non-GAAP) (c)	$20,280	$5,170	$43,719	$10,047

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
(c)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Sales:
Product sales and other	91.0%	89.9%	93.0%	92.6%
Rental income	9.0	10.1	7.0	7.4
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	80.1	80.7	80.1	79.5
Rental cost of sales (a)	57.9	52.4	56.3	54.3
Total cost of sales	78.1	77.9	78.4	77.6
Gross margin	21.9	22.1	21.6	22.4
Selling and administrative expenses	17.5	21.0	18.3	21.6
Depreciation and amortization expense	2.2	2.3	2.3	2.4
Impairment loss (non-cash)	1.3	1.4	0.4	0.5
Restructuring and other charges	0.7	0.9	0.9	0.4
Operating income (loss) from continuing operations	0.2%	(3.5)%	(0.3)%	(2.5)%

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
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 39 weeks ended January 27, 2024, we recorded a Gain on Sale of Business of $3.5 million in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and to provide additional funds for working capital needs under our Credit Facility.

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Total sales	$—	$9,010	$2,784	$26,659
Cost of sales (a)	—	1,811	76	5,283
Gross profit (a)	—	7,199	2,708	21,376
Selling and administrative expenses	177	7,632	3,101	23,909
Depreciation and amortization	—	506	3	2,646
Gain on sale of business	(477)	—	(3,545)	—
Impairment loss (non-cash) (b)	—	—	610	—
Restructuring costs (c)	11	1,848	3,308	1,848
Transaction costs	—	—	13	—
Operating income (loss)	289	(2,787)	(782)	(7,027)
Income tax expense	—	128	20	297
Income (loss) from discontinued operations, net of tax	$289	$(2,915)	$(802)	$(7,324)

(a)    Cost of sales and gross profit for the DSS Segment includes amortization expense (non-cash) related to content development costs of $0 and $1.7 million for the 13 weeks ended January 27, 2024 and January 28, 2023, respectively, and $0 and $4.9 million for the 39 weeks ended January 27, 2024 and January 28, 2023, respectively.
(b)    During the 39 weeks ended January 27, 2024, we recognized an impairment loss (non-cash) of $0.6 million (both pre-tax and after-tax), comprised of $0.1 million and $0.5 million of property and equipment and operating lease right-of-use assets, respectively, on the condensed consolidated statement of operations as part of discontinued operations.
(c)    During the 39 weeks ended January 27, 2024, we recognized restructuring and other charges of $3.3 million comprised of severance and other employee termination costs.

Results of Operations - Continuing Operations - 13 and 39 weeks ended January 27, 2024 compared with the 13 and 39 weeks ended January 28, 2023

	13 weeks ended January 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$398,148	$37,167	$—	$(19,940)	$415,375
Rental income	41,298	—	—	—	41,298
Total sales	439,446	37,167	—	(19,940)	456,673
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	326,294	29,171	—	(22,737)	332,728
Rental cost of sales	23,909	—	—	—	23,909
Total cost of sales	350,203	29,171	—	(22,737)	356,637
Gross profit	89,243	7,996	—	2,797	100,036
Selling and administrative expenses	71,393	3,271	5,092	—	79,756
Depreciation and amortization expense	8,817	1,321	10	—	10,148
Impairment loss (non-cash)	5,798	—	—	—	5,798
Restructuring and other charges	—	—	3,413	—	3,413
Operating income (loss)	$3,235	$3,404	$(8,515)	$2,797	$921

	13 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$376,950	$38,958	$—	$(22,163)	$393,745
Rental income	44,309	—	—	—	44,309
Total sales	421,259	38,958	—	(22,163)	438,054
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	309,123	32,290	—	(23,580)	317,833
Rental cost of sales	23,210	—	—	—	23,210
Total cost of sales	332,333	32,290	—	(23,580)	341,043
Gross profit	88,926	6,668	—	1,417	97,011
Selling and administrative expenses	82,753	3,563	5,572	(47)	91,841
Depreciation and amortization expense	8,749	1,357	6	—	10,112
Impairment loss (non-cash)	6,008	—	—	—	6,008
Restructuring and other charges	1,452	931	1,744	—	4,127
Operating (loss) income	$(10,036)	$817	$(7,322)	$1,464	$(15,077)

	39 weeks ended January 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,190,752	$96,931	$—	$(49,960)	$1,237,723
Rental income	93,490	—	—	—	93,490
Total sales	1,284,242	96,931	—	(49,960)	1,331,213
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	966,573	77,051	—	(51,929)	991,695
Rental cost of sales	52,606	—	—	—	52,606
Total cost of sales	1,019,179	77,051	—	(51,929)	1,044,301
Gross profit	265,063	19,880	—	1,969	286,912
Selling and administrative expenses	217,748	10,151	15,297	(3)	243,193
Depreciation and amortization expense	26,694	3,852	30	—	30,576
Impairment loss (non-cash)	5,798	—	—	—	5,798
Restructuring and other charges	555	526	11,239	—	12,320
Operating income (loss)	$14,268	$5,351	$(26,566)	$1,972	$(4,975)

	39 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,159,821	$97,161	$—	$(52,176)	$1,204,806
Rental income	96,555	—	—	—	96,555
Total sales	1,256,376	97,161	—	(52,176)	1,301,361
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	931,539	78,139	—	(51,890)	957,788
Rental cost of sales	52,416	—	—	—	52,416
Total cost of sales	983,955	78,139	—	(51,890)	1,010,204
Gross profit	272,421	19,022	—	(286)	291,157
Selling and administrative expenses	251,843	11,561	17,861	(129)	281,136
Depreciation and amortization expense	27,147	4,076	41	—	31,264
Impairment loss (non-cash)	6,008	—	—	—	6,008
Restructuring and other charges	1,452	931	2,379	—	4,762
Operating (loss) income	$(14,029)	$2,454	$(20,281)	$(157)	$(32,013)

Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 27, 2024 and January 28, 2023:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	Var $	Var %	January 27, 2024	January 28, 2023	Var $	Var %
Product sales and other	$415,375	$393,745	$21,630	5.5%	$1,237,723	$1,204,806	$32,917	2.7%
Rental income	41,298	44,309	$(3,011)	(6.8)%	93,490	96,555	$(3,065)	(3.2)%
Total Sales	$456,673	$438,054	$18,619	4.3%	$1,331,213	$1,301,361	$29,852	2.3%
The sales increase during the 13 and 39 weeks ended January 27, 2024 is primarily related to higher course material sales, primarily at our BNC First Day programs, offset by declines in a la carte courseware sales, including lower sales from closed stores. See Retail discussion below.

The components of the sales variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended	39 weeks ended
Dollars in millions	January 27, 2024	January 27, 2024
Retail Sales (a)
New stores	$10.1	$31.0
Closed stores	(25.0)	(62.0)
Comparable stores (a)	37.3	61.9
Textbook rental deferral	(4.4)	(4.1)
Service revenue (b)	0.7	0.3
Other (c)	(0.5)	0.8
Retail sales subtotal:	$18.2	$27.9
Wholesale Sales	$(1.8)	$(0.2)
Eliminations (d)	$2.2	$2.2
Total sales variance:	$18.6	$29.9
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

Retail
The following is a store count summary for physical stores and virtual stores.

	13 weeks ended						39 weeks ended
	January 27, 2024			January 28, 2023			January 27, 2024			January 28, 2023
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	717	554	1,271	793	606	1,399	774	592	1,366	805	622	1,427
Opened	6	4	10	—	4	4	19	22	41	34	28	62
Closed	6	3	9	8	7	15	76	59	135	54	47	101
End of period	717	555	1,272	785	603	1,388	717	555	1,272	785	603	1,388
During the 39 weeks ended January 27, 2024, we opened 41 stores and closed 135 stores in the Retail Segment, with estimated net annual sales of $65 million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. We have seen many institutions adopt First Day Complete in Fiscal 2024 and plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day programs, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, athletic events, alumni events and prospective student campus tours.
Retail sales increased by $18.2 million, or 4.3%, to $439.4 million during the 13 weeks ended January 27, 2024 from $421.2 million during the 13 weeks ended January 28, 2023.
•Product sales and other increased by $21.2 million, or 5.6%, to $398.1 million during the 13 weeks ended January 27, 2024 from $376.9 million during the 13 weeks ended January 28, 2023.
◦Course material product sales increased by $31.0 million, or 10.8%, to $317.7 million during the 13 weeks ended January 27, 2024, compared to $286.7 million in the prior year period, primarily due to the growth of our BNC First Day programs, which increased by $63.3 million, or 52%, to $184.0 million, offset by a decline of $35.4 million in a la carte courseware sales, including lower sales from closed stores.

Dollars in millions	13 weeks ended
	January 27, 2024	January 28, 2023	Var $	Var %
First Day Complete Sales	$109.5	$66.9	$42.6	64%
First Day Sales	$74.5	$53.8	$20.7	38%
Total BNC First Day Sales	$184.0	$120.7	$63.3	52%

◦General merchandise product net sales decreased by $9.0 million, or 11.0%, to $72.8 million, compared to $81.8 million in the prior year period, primarily due to a lower average commission rate resulting in lower commissions received for logo general merchandise as part of the F/L Relationship-related agreements, under which the commission rates adjust as the relationship matures, as well as the impact of closed stores, lower trade books and cafe and convenience product sales. Retail Gross Comparable Store Sales for general merchandise decreased by $5.7 million, or 4.6%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $0.8 million, or 9.9%, to $7.6 million, compared to $8.4 million in the prior year period, primarily due to lower marketplace sales.
•Rental income for course materials decreased by $3.0 million, or 6.8%, to $41.3 million during the 13 weeks ended January 27, 2024 from $44.3 million during the 13 weeks ended January 28, 2023 primarily due to the increased shift to digital course materials, offset by the growth in rental income resulting from the adoption of our BNC First Day programs.
Retail sales increased by $27.9 million, or 2.2%, to $1,284.2 million during the 39 weeks ended January 27, 2024 from $1,256.3 million during the 39 weeks ended January 28, 2023.
•Product sales and other increased by $30.9 million, or 2.7%, to $1,190.7 million during the 39 weeks ended January 27, 2024 from $1,159.8 million during the 39 weeks ended January 28, 2023.
◦Course material product sales increased by $57.4 million, or 6.9%, to $891.6 million during the 39 weeks ended January 27, 2024, compared to $834.2 million in the prior year period, primarily due to the growth of our BNC First Day programs, which increased by $136.0 million, or 44%, to $445.1 million, offset by a decline of $78.1 million in a la carte courseware sales, including lower sales from closed stores.

Dollars in millions	39 weeks ended
	January 27, 2024	January 28, 2023	Var $	Var %
First Day Complete Sales	$271.5	$173.4	$98.1	57%
First Day Sales	$173.6	$135.7	$37.9	28%
Total BNC First Day Sales	$445.1	$309.1	$136.0	44%

First Day Complete	Spring 2024	Spring 2023	Var #	Var %
Number of campus stores	160	116	44	38%
Estimated enrollment (a)	805,000	580,000	225,000	39%

(a) Total undergraduate and post graduate student enrollment (as reported by National Center for Education Statistics).

◦General merchandise product net sales decreased by $26.7 million, or 9.1%, to $266.5 million, compared to $293.3 million in the prior year period, primarily due to a lower average commission rate resulting in lower commissions received for logo general merchandise as part of the F/L Relationship-related agreements, under which the commission rates adjust as the relationship matures, as well as the impact from closed stores, lower trade books and cafe and convenience product sales, offset by higher graduation and supplies product sales. Retail Gross Comparable Store Sales for general merchandise decreased by $2.0 million, or 0.4%, compared to the prior year period as discussed below.
◦Service and other revenue increased by $0.2 million to $32.6 million, compared to $32.4 million in the prior year period, primarily due to higher other income for non-return rental penalty fees, offset by lower marketplace sales.
•Rental income for course materials decreased by $3.1 million, or 3.2%, to $93.5 million during the 39 weeks ended January 27, 2024 from $96.6 million during the 39 weeks ended January 28, 2023 primarily due to the increased shift to digital course materials, offset by the growth in rental income resulting from the adoption of our BNC First Day programs.
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
The increase in course material sales was primarily due to the growth of BNC First Day equitable and inclusive access programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower logo product sales, as well as lower trade books and cafe and convenience product sales, offset by higher graduation and supplies product sales.
Retail Gross Comparable Store Sales variances by category for the 13 and 39 week periods are as follows:

	13 weeks ended				39 weeks ended
Dollars in millions	January 27, 2024		January 28, 2023		January 27, 2024		January 28, 2023
Textbooks (Course Materials)	$43.8	14.1%	$21.3	7.4%	$78.3	8.8%	$2.9	0.3%
General Merchandise	(5.7)	(4.6)%	2.6	2.3%	(2.0)	(0.4)%	42.6	11.3%
Total Retail Gross Comparable Store Sales	$38.1	8.8%	$23.9	5.9%	$76.3	5.7%	$45.5	3.6%

Wholesale
Wholesale sales decreased by $1.8 million, or 4.6% to $37.2 million during the 13 weeks ended January 27, 2024 from $39.0 million during the 13 weeks ended January 28, 2023. The decrease is primarily due to lower gross sales of $4.5 million, partially offset by lower returns and allowances of $2.7 million compared to the prior year period.
Wholesale sales decreased by $0.2 million, or 0.2% to $96.9 million during the 39 weeks ended January 27, 2024 from $97.1 million during the 39 weeks ended January 28, 2023. The decrease is primarily due to higher returns and allowances of $2.0 million, partially offset by higher gross sales of $1.8 million compared to the prior year period.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 78.1% during the 13 weeks ended January 27, 2024 compared to 77.9% during the 13 weeks ended January 28, 2023. Our gross margin increased by $3.0 million, or 3.1%, to $100.0 million, or 21.9% of sales, during the 13 weeks ended January 27, 2024 from $97.0 million, or 22.1% of sales during the 13 weeks ended January 28, 2023.
Our cost of sales increased as a percentage of sales to 78.4% during the 39 weeks ended January 27, 2024 compared to 77.6% during the 39 weeks ended January 28, 2023. Our gross margin decreased by $4.2 million, or 1.5%, to $286.9 million, or 21.6% of sales, during the 39 weeks ended January 27, 2024 from $291.1 million, or 22.4% of sales during the 39 weeks ended January 28, 2023.

Retail
The following table summarizes the Retail cost of sales for the 13 and 39 weeks ended January 27, 2024 and January 28, 2023:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	% of Related Sales	January 28, 2023	% of Related Sales	January 27, 2024	% of Related Sales	January 28, 2023	% of Related Sales
Product and other cost of sales	$326,294	82.0%	$309,123	82.0%	$966,573	81.2%	$931,539	80.3%
Rental cost of sales	23,909	57.9%	23,210	52.4%	52,606	56.3%	52,416	54.3%
Total Cost of Sales	$350,203	79.7%	$332,333	78.9%	$1,019,179	79.4%	$983,955	78.3%
The following table summarizes the Retail gross margin for the 13 and 39 weeks ended January 27, 2024 and January 28, 2023:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	% of Related Sales	January 28, 2023	% of Related Sales	January 27, 2024	% of Related Sales	January 28, 2023	% of Related Sales
Product and other gross margin	$71,854	18.0%	$67,827	18.0%	$224,179	18.8%	$228,282	19.7%
Rental gross margin	17,389	42.1%	21,099	47.6%	40,884	43.7%	44,139	45.7%
Gross Margin	$89,243	20.3%	$88,926	21.1%	$265,063	20.6%	$272,421	21.7%
For the 13 and 39 weeks ended January 27, 2024, the Retail Product and other gross margin as a percentage of sales decreased as discussed below:
•For the 13 weeks ended January 27, 2024, Product and other gross margin as a percentage of sales was flat primarily from increased sales of $63.3 million from higher margin First Day Complete course material sales, and lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed (90 basis points), were partially offset by lower margin rates for course materials due to higher markdowns, including markdowns related to closed stores (70 basis points), and lower general merchandise sales, primarily from closed stores, a lower average commission rate and an unfavorable sales mix due to the shift to digital course materials (20 basis points).
•For the 39 weeks ended January 27, 2024, Product and other gross margin as a percentage of sales decreased (90 basis points), driven primarily by lower margin rates for course materials due to higher markdowns, including markdowns related to closed stores, and lower general merchandise sales, primarily from closed stores and a lower average commission rate (170 basis points) and an unfavorable sales mix due to the shift to digital course materials (35 basis points). These decreases in gross margin rate were partially offset by increased sales of $136.0 million from higher margin First Day Complete course material sales, and lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital and First Day models, and lower performing school contracts not renewed (115 basis points).
For the 13 and 39 weeks ended January 27, 2024, the Retail Rental gross margin as a percentage of sales decreased driven primarily by lower rental margin rates, higher markdowns and unfavorable rental mix, partially offset by lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital and the adoption of our BNC First Day models and lower performing school contracts not renewed.
Wholesale
The cost of sales and gross margin for Wholesale were $29.2 million, or 78.5% of sales, and $8.0 million, or 21.5% of sales, respectively, during the 13 weeks ended January 27, 2024. The cost of sales and gross margin for Wholesale was $32.3 million or 82.9% of sales and $6.7 million or 17.1% of sales, respectively, during the 13 weeks ended January 28, 2023. The gross margin rate increased during the 13 weeks ended January 27, 2024 primarily due to lower returns and allowances and lower warehouse costs, partially offset by higher markdowns.
The cost of sales and gross margin for Wholesale were $77.1 million, or 79.5% of sales, and $19.9 million, or 20.5% of sales, respectively, during the 39 weeks ended January 27, 2024. The cost of sales and gross margin for Wholesale was $78.1 million or 80.4% of sales and $19.0 million or 19.6% of sales, respectively, during the 39 weeks ended January 28, 2023. The gross margin rate increased during the 39 weeks ended January 27, 2024 primarily due to lower warehouse costs, partially offset by higher product costs and higher markdowns.
Intercompany Eliminations
During the 13 weeks ended January 27, 2024 and January 28, 2023, our sales eliminations were $(19.9) million and $(22.2) million, respectively. During the 39 weeks ended January 27, 2024 and January 28, 2023, our sales eliminations were $(50.0) million and $(52.2) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended January 27, 2024 and January 28, 2023, the cost of sales eliminations were $(22.7) million and $(23.6) million, respectively. During the 39 weeks ended January 27, 2024 and January 28, 2023, the cost of sales eliminations were $(51.9) million and $(51.9) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended January 27, 2024 and January 28, 2023, the gross margin eliminations were $2.8 million and $1.4 million, respectively. During the 39 weeks ended January 27, 2024 and January 28, 2023, the gross margin eliminations were $2.0 million and $(0.3) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	% of Sales	January 28, 2023	% of Sales	January 27, 2024	% of Sales	January 28, 2023	% of Sales
Total Selling and Administrative Expenses	$79,756	17.5%	$91,841	21.0%	$243,193	18.3%	$281,136	21.6%
During the 13 weeks ended January 27, 2024, selling and administrative expenses decreased by $12.1 million, or 13.2%, to $79.8 million from $91.8 million during the 13 weeks ended January 28, 2023. During the 39 weeks ended January 27, 2024, selling and administrative expenses decreased by $37.9 million, or 13.5%, to $243.2 million from $281.1 million during the 39 weeks ended January 28, 2023. The variances by segment are discussed below.
Retail
During the 13 weeks ended January 27, 2024, Retail selling and administrative expenses decreased by $11.4 million, or 13.7%, to $71.4 million from $82.8 million during the 13 weeks ended January 28, 2023. This decrease was primarily due to cost savings initiatives comprised of a $7.9 million decrease in comparable store payroll expense, new/closed store payroll expense and related operating costs, and a $3.4 million decrease in corporate payroll expense, infrastructure and product development costs.
During the 39 weeks ended January 27, 2024, Retail selling and administrative expenses decreased by $34.1 million, or 13.5%, to $217.7 million from $251.8 million during the 39 weeks ended January 28, 2023. This decrease was primarily due to cost savings initiatives comprised of a $25.7 million decrease in comparable store payroll expense, new/closed store payroll expense and related operating costs, and a $8.4 million decrease in corporate payroll expense, infrastructure and product development costs.
Wholesale
During the 13 weeks ended January 27, 2024, Wholesale selling and administrative expenses decreased by $0.3 million, or 8.2%, to $3.3 million from $3.6 million during the 13 weeks ended January 28, 2023. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $0.4 million, partially offset by higher operating expenses of $0.1 million.
During the 39 weeks ended January 27, 2024, Wholesale selling and administrative expenses decreased by $1.4 million, or 12.2%, to $10.2 million from $11.6 million during the 39 weeks ended January 28, 2023. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $1.6 million, partially offset by higher operating expenses of $0.2 million.

Corporate Services
During the 13 weeks ended January 27, 2024, Corporate Services' selling and administrative expenses decreased by $0.5 million, or 8.6%, to $5.1 million from $5.6 million during the 13 weeks ended January 28, 2023. The decrease was primarily due to lower payroll expense of $0.3 million and lower operating costs of $0.2 million.
During the 39 weeks ended January 27, 2024, Corporate Services' selling and administrative expenses decreased by $2.6 million, or 14.4%, to $15.3 million from $17.9 million during the 39 weeks ended January 28, 2023. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $1.8 million and lower operating costs of $0.8 million.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	% of Sales	January 28, 2023	% of Sales	January 27, 2024	% of Sales	January 28, 2023	% of Sales
Total Depreciation and Amortization Expense	$10,148	2.2%	$10,112	2.3%	$30,576	2.3%	$31,264	2.4%
Depreciation and amortization expense was flat at $10.1 million for both the 13 weeks ended January 27, 2024 and the 13 weeks ended January 28, 2023. Depreciation and amortization expense decreased by $0.7 million, or 2.2%, to $30.6 million during the 39 weeks ended January 27, 2024 from $31.3 million during the 39 weeks ended January 28, 2023. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized during Fiscal 2024 and Fiscal 2023.
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 27, 2024, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $5.8 million (both pre-tax and after-tax), comprised of $0.4 million, $2.7 million, and $2.7 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.
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
For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 6. Fair Value Measurements.
Restructuring and other charges
During the 13 and 39 weeks ended January 27, 2024, we recognized restructuring and other charges totaling $3.4 million and $12.3 million, respectively, comprised primarily of $3.4 million and $11.2 million, respectively, for costs primarily associated with professional service costs for restructuring as discussed below and process improvements, and $0 and $1.1 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost savings initiatives.
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
During the 13 and 39 weeks ended January 28, 2023, we recognized restructuring and other charges totaling $4.1 million and $4.8 million, respectively, comprised primarily of $2.8 million in each period for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, and $1.3 million and $2.0 million, respectively, primarily for costs primarily associated with professional service costs for restructuring and process improvements.

Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	% of Sales	January 28, 2023	% of Sales	January 27, 2024	% of Sales	January 28, 2023	% of Sales
Total Operating Income (Loss)	$921	0.2%	$(15,077)	(3.5)%	$(4,975)	(0.3)%	$(32,013)	(2.5)%
Our operating income was $0.9 million during the 13 weeks ended January 27, 2024, compared to operating loss of $(15.1) million during the 13 weeks ended January 28, 2023. The increase in operating income is due to the matters discussed above. For the 13 weeks ended January 27, 2024, operating income, excluding the $5.8 million of impairment loss (non-cash) and the $3.4 million of restructuring and other charges, discussed above, was $10.1 million (or 2.2% of sales). For the 13 weeks ended January 28, 2023, operating loss, excluding the $6.0 million of impairment loss (non-cash) and the $4.1 million of restructuring and other charges, discussed above, was $(5.0) million (or (1.1)% of sales).
Our operating loss was $(5.0) million during the 39 weeks ended January 27, 2024, compared to $(32.0) million during the 39 weeks ended January 28, 2023. The decrease in operating loss is due to the matters discussed above. For the 39 weeks ended January 27, 2024, operating income, excluding the $5.8 million of impairment loss (non-cash) and the $12.3 million of restructuring and other charges, discussed above, was $13.1 million (or 1.0% of sales). For the 39 weeks ended January 28, 2023, operating loss, excluding the $6.0 million of impairment loss (non-cash) and the $4.8 million of restructuring and other charges, discussed above, was $(21.2) million (or (1.6)% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest Expense, Net	$10,620	$6,918	$29,538	$15,672
Net interest expense increased by $3.7 million to $10.6 million during the 13 weeks ended January 27, 2024 from $6.9 million during the 13 weeks ended January 28, 2023. Net interest expense increased by $13.9 million to $29.5 million during the 39 weeks ended January 27, 2024 from $15.7 million during the 39 weeks ended January 28, 2023. Interest expense increased by $13.9 million compared to the prior year period, comprised of $7.2 million resulting from higher borrowings and higher interest rates and $6.3 million resulting from increased amortization of deferred financing costs. The following table disaggregates interest expense for the 13 and 39 week periods:

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest Incurred
Credit Facility	$5,747	$5,215	$18,286	$11,910
Term Loan	907	853	3,074	2,213
Total Interest Incurred	$6,654	$6,068	$21,360	$14,123
Amortization of Deferred Financing Costs
Credit Facility	$3,662	$396	$7,456	$1,187
Term Loan	312	462	924	871
Total Amortization of Deferred Financing Costs	$3,974	$858	$8,380	$2,058
Interest Income, net of expense	$(8)	$(8)	$(202)	$(509)
Total Interest Expense	$10,620	$6,918	$29,538	$15,672
Cash interest paid during the 39 weeks ended January 27, 2024 and January 28, 2023 was $19,640 and $13,406, respectively.

Income Tax Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2024	Effective Rate	January 28, 2023	Effective Rate	January 27, 2024	Effective Rate	January 28, 2023	Effective Rate
Income Tax Expense	$229	(2.4)%	$139	(0.6)%	$532	(1.5)%	$603	(1.3)%
We recorded an income tax expense of $0.2 million on pre-tax loss of $(9.7) million during the 13 weeks ended January 27, 2024, which represented an effective income tax rate of (2.4)% and we recorded an income tax expense of $0.1 million on a pre-tax loss of $(22.0) million during the 13 weeks ended January 28, 2023, which represented an effective income tax rate of (0.6)%.
We recorded an income tax expense of $0.5 million on pre-tax loss of $(34.5) million during the 39 weeks ended January 27, 2024, which represented an effective income tax rate of (1.5)% and we recorded an income tax expense of $0.6 million on a pre-tax loss of $(47.7) million during the 39 weeks ended January 28, 2023, which represented an effective income tax rate of (1.3)%.
The effective tax rate for the 13 weeks ended January 27, 2024 is lower than the prior year comparable period due to immaterial return to provision adjustments recorded in the prior year period. The effective tax rate for the 39 weeks ended January 27, 2024 is materially consistent with the prior year comparable period. For additional information, see Item 1. Financial Statements - Note 12. Income Taxes.
Net Loss from Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net Loss from Continuing Operations	$(9,928)	$(22,134)	$(35,045)	$(48,288)
As a result of the factors discussed above, net loss from continuing operations was $(9.9) million during the 13 weeks ended January 27, 2024, compared with $(22.1) million during the 13 weeks ended January 28, 2023 and net loss from continuing operations was $(35.0) million during the 39 weeks ended January 27, 2024, compared with $(48.3) million during the 39 weeks ended January 28, 2023.
Adjusted Earnings (non-GAAP) is $(0.7) million during the 13 weeks ended January 27, 2024, compared with $(12.0) million during the 13 weeks ended January 28, 2023. Adjusted Earnings (non-GAAP) is $(16.9) million during the 39 weeks ended January 27, 2024, compared with $(37.5) million during the 39 weeks ended January 28, 2023. See Adjusted Earnings (non-GAAP) discussion below.
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
For a discussion regarding the Seasonality of our business, see See Management Discussion and Analysis - Seasonality discussion above.
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net loss from continuing operations (a)	$(9,928)	$(22,134)	$(35,045)	$(48,288)
Reconciling items (below)	9,211	10,135	18,118	10,796
Adjusted Earnings (non-GAAP)	$(717)	$(11,999)	$(16,927)	$(37,492)

Reconciling items
Impairment loss (non-cash) (a)	$5,798	$6,008	$5,798	$6,008
Content amortization (non-cash)	—	—	—	26
Restructuring and other charges (b)	3,413	4,127	12,320	4,762
Reconciling items (c)	$9,211	$10,135	$18,118	$10,796
(a)     During the fourth quarter of fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)    See Management Discussion and Analysis and Results of Operations discussion above.
(c)    There is no pro forma income effect of the non-GAAP items.

Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net loss from continuing operations (a)	$(9,928)	$(22,134)	$(35,045)	$(48,288)
Add:
Depreciation and amortization expense	10,148	10,112	30,576	31,264
Interest expense, net (b)	10,620	6,918	29,538	15,672
Income tax expense	229	139	532	603
Impairment loss (non-cash) (c)	5,798	6,008	5,798	6,008
Content amortization (non-cash)	—	—	—	26
Restructuring and other charges (c)	3,413	4,127	12,320	4,762
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$20,280	$5,170	$43,719	$10,047
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(177)	$1,253	$(393)	$2,322
Adjusted EBITDA (Non-GAAP) - Total	$20,103	$6,423	$43,326	$12,369

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
(c)    See Management Discussion and Analysis and Results of Operations discussion above.
The following is Adjusted EBITDA - Continuing Operations by Segment for the 13 and 39 weeks ended January 27, 2024 and January 28, 2023.

Adjusted EBITDA - by Segment	13 weeks ended January 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net income (loss) from continuing operations (a)	$3,235	$3,404	$(19,364)	$2,797	$(9,928)
Add:
Depreciation and amortization expense	8,817	1,321	10	—	10,148
Interest expense, net	—	—	10,620	—	10,620
Income tax expense	—	—	229	—	229
Impairment loss (non-cash) (a)	5,798	—	—	—	5,798
Content amortization (non-cash)	—	—	—	—	—
Restructuring and other charges (c)	—	—	3,413	—	3,413
Adjusted EBITDA (non-GAAP)	$17,850	$4,725	$(5,092)	$2,797	$20,280

Adjusted EBITDA - by Segment	13 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(10,036)	$817	$(14,379)	$1,464	$(22,134)
Add:
Depreciation and amortization expense	8,749	1,357	6	—	10,112
Interest expense, net	—	—	6,918	—	6,918
Income tax benefit	—	—	139	—	139
Impairment loss (non-cash) (a)	6,008	—	—	—	6,008
Content amortization (non-cash)	—	—	—	—	—
Restructuring and other charges (c)	1,452	931	1,744	—	4,127
Adjusted EBITDA (non-GAAP)	$6,173	$3,105	$(5,572)	$1,464	$5,170

Adjusted EBITDA - by Segment	39 weeks ended January 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net income (loss) from continuing operations (a)	$14,268	$5,351	$(56,636)	$1,972	$(35,045)
Add:
Depreciation and amortization expense	26,694	3,852	30	—	30,576
Interest expense, net	—	—	29,538	—	29,538
Income tax expense	—	—	532	—	532
Impairment loss (non-cash) (a)	5,798	—	—	—	5,798
Content amortization (non-cash)	—	—	—	—	—
Restructuring and other charges (c)	555	526	11,239	—	12,320
Adjusted EBITDA (non-GAAP)	$47,315	$9,729	$(15,297)	$1,972	$43,719

Adjusted EBITDA - by Segment	39 weeks ended January 28, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(b)	Eliminations	Total
Net (loss) income from continuing operations (a)	$(14,029)	$2,454	$(36,556)	$(157)	$(48,288)
Add:
Depreciation and amortization expense	27,147	4,076	41	—	31,264
Interest expense, net	—	—	15,672	—	15,672
Income tax expense	—	—	603	—	603
Impairment loss (non-cash) (a)	6,008	—	—	—	6,008
Content amortization (non-cash)	26	—	—	—	26
Restructuring and other charges (c)	1,452	931	2,379	—	4,762
Adjusted EBITDA (non-GAAP)	$20,604	$7,461	$(17,861)	$(157)	$10,047

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
(c)    See Management Discussion and Analysis and Results of Operations discussion above.

Adjusted EBITDA (non-GAAP) - Discontinued Operations	13 weeks ended		39 weeks ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Income (loss) from discontinued operations (a)	$289	$(2,915)	$(802)	$(7,324)
Add:
Depreciation and amortization expense	—	506	3	2,646
Income tax expense	—	128	20	297
Content amortization (non-cash)	—	1,686	—	4,855
Gain on sale of business	(477)	—	(3,545)	—
Impairment loss (non-cash)	—	—	610	—
Restructuring and other charges	11	1,848	3,308	1,848
Transaction costs	—	—	13	—
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(177)	$1,253	$(393)	$2,322
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

Free Cash Flow (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net cash flows used in operating activities from continuing operations (a)	$(36,061)	$(31,321)	$(83,221)	$(21,248)
Less:
Capital expenditures (b)	3,263	4,877	11,459	21,700
Cash interest	5,668	6,105	19,640	13,406
Cash taxes	(118)	1	270	(15,582)
Free Cash Flow (non-GAAP)	$(44,874)	$(42,304)	$(114,590)	$(40,772)
(a) See Liquidity and Capital Resources - Sources and Uses of Cash Flow discussion below. The increase in Net cash flows used in operating activities from continuing operations is due to higher accounts receivables and higher inventory levels primarily related to our increased adoption of our BNC First Day equitable and inclusive access sales; higher payments for interest expense; and higher payables due to delayed payments to vendors for inventory purchases and expenses, as a result of borrowing capacity limitations under our credit facility.
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
The following table provides the components of total purchases of property and equipment:

Capital Expenditures	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Physical store capital expenditures	$1,158	$1,700	$5,106	$12,248
Product and system development	1,588	2,691	5,048	7,866
Other	517	486	1,305	1,586
Total Capital Expenditures	$3,263	$4,877	$11,459	$21,700

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

Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of January 27, 2024, we had $15.0 million of cash on hand, including $6.9 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
Our business was significantly negatively impacted by the COVID-19 pandemic during the years ended April 30, 2022 and May 1, 2021, as many schools adjusted their learning models and on-campus activities. Although most academic institutions have since reopened after the COVID-19 pandemic, the lingering impacts of the pandemic have resulted in changes in customer behaviors, lower enrollments, and an evolving educational landscape, including increased competition and disintermediation, which continued to impact our financial results during the year ended April 29, 2023. Some institutions are still providing alternatives to traditional in-person instruction, including online and hybrid learning options and significantly reduced classroom sizes. The impact of COVID-19 store closings, as well as lower earnings during the year ended April 29, 2023, resulted in the loss of cash flows and increased borrowings that we would not otherwise have expected to incur.
We recognized Net Loss from Continuing Operations of $(9.9) million and $(22.1) million for the 13 weeks ended January 27, 2024 and January 28, 2023, respectively, and a Net Loss from Continuing Operations of $(35.0) million and $(48.3) million for the 39 weeks ended January 27, 2024 and January 28, 2023, respectively, and we incurred a Net Loss from Continuing Operations of $(90.1) million, $(61.6) million, and $(133.6) million for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. Our Cash Flow (Used In) Provided by Operating Activities from Continuing Operations were $(83.2) million and $(21.2) million for the 39 weeks ended January 27, 2024 and January 28, 2023, respectively, and were $90.5 million, $(16.2) million, and $27.0 million, for the years ended April 29, 2023, April 30, 2022, and May 1, 2021, respectively. The tightening of our available credit commitments, including the elimination and repayment of our FILO Facility in fiscal year 2023 of $40.0 million, had a significant impact on our liquidity during fiscal year 2023 and fiscal year 2024, including our ability to make timely vendor payments and school commission payments.
Our losses and projected cash needs, combined with our current liquidity levels and the maturity of our Credit Facility, which becomes due on December 28, 2024, raises substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon the successful execution of management's plan to improve the Company’s liquidity, including (1) raising additional liquidity and (2) continuing to take additional operational restructuring actions to achieve the required levels of liquidity to support the operations of the business.
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). The Board continues its ongoing review of a broad range of strategic alternatives available to the Company, including but not limited to potential capital raises, asset divestitures, a sale of the business, and pursuit of standalone growth plans. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.
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
On December 12, 2023, we amended our existing Credit Agreement to, among other things: (i) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times to be greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32.5 million or, subject to the satisfaction of certain conditions relating to the repayment of the Credit Agreement in full, (B) (a) $20 million for the period of December 8, 2023 through January 12, 2024, (b) $25 million for the period from January 26, 2024 through February 9, 2024, (c) $25 million for the period of April 1, 2024 through April 30, 2024 and (d) $30 million for the period of May 1, 2024 through May 31, 2024, and (ii) revise certain reporting requirements under the Credit Agreement. The amendment also revised the Specified Liquidity Transaction Fee introduced in the October 2023 Credit Agreement Amendment such that the $3.8 million became due, upon the effective date of the December 2023 amendment and was paid on January 31, 2024.
On March 12, 2024, we amended our existing Credit Agreement to, among other things, (i) revise certain reporting requirements under the Credit Agreement and (ii) set certain milestones for liquidity and refinancing contingency plans, with respect to which we must execute a binding commitment no later than April 3, 2024 (as may be extended by the administrative agent to April 10, 2024).
See Part I - Risk Factors - We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Operational restructuring plans
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the course of Fiscal 2024, we have achieved annualized savings of approximately $30 million to $35 million from the Fiscal 2023 cost savings initiatives. Additionally, during Fiscal 2024, Management's plan to implement further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $25 million, of which approximately $18 million has been achieved during the 39 weeks ended January 27, 2024. Management believes that these plans are within its control and will be focused on implementing these cost savings measures.
During the 13 weeks ended January 27, 2024, Net Loss from Continuing Operations improved by $12.2 million, or 55%, compared to the prior year period. Net Income (Loss) from Continuing Operations, Excluding interest expense, impairment loss (non-cash) and restructuring and other charges, improved by $15.0 million during the 13 weeks ended January 27, 2024 compared to the prior year period. During the 39 weeks ended January 27, 2024, Net Loss from Continuing Operations improved by $13.3 million, or 28%, compared to the prior year period. Net Income (Loss) from Continuing Operations, excluding interest expense, impairment loss (non-cash) and restructuring and other charges, improved by $34.4 million during the 39 weeks ended January 27, 2024 compared to the prior year period. The improvements in Net Loss from Continuing Operations during the 13 and 39 weeks are primarily due to operational improvements including successful implementation of our BNC First Day programs, and cost savings initiatives.

	13 weeks ended				39 weeks ended
Dollars in millions	January 27, 2024	January 28, 2023	Var $	Var %	January 27, 2024	January 28, 2023	Var $	Var %
Net loss from continuing operations	$(9.9)	$(22.1)	$12.2	55%	$(35.0)	$(48.3)	$13.3	28%

Reconciling items:
Interest Expense (a)	$10.6	$6.9	$3.7	54%	$29.5	$15.7	$13.8	88%
Impairment loss (non-cash)	5.8	6.0	(0.2)	(3)%	5.8	6.0	(0.2)	(3)%
Restructuring and other charges	3.4	4.1	(0.7)	(17)%	12.3	4.8	7.5	156%
Total Reconciling items	$19.8	$17.0	$2.8	16%	$47.6	$26.5	$21.1	80%
Net Income (Loss) from Continuing Operations Excluding Interest Expense, Impairment Loss and Restructuring and Other Charges	$9.9	$(5.1)	$15.0	294%	$12.6	$(21.8)	$34.4	158%

(a)     Interest expense increased by $13.9 million compared to the prior year period, comprised of $7.2 million resulting from higher borrowings and higher interest rates and $6.3 million resulting from increased amortization of deferred financing costs. For additional information, see Deferred Financing Costs and Interest Expense below.
Sources and Uses of Cash Flow - Continuing Operations

	39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023
Net cash flows used in operating activities from continuing operations	$(83,221)	$(21,248)
Net cash flows used in investing activities from continuing operations	(11,381)	(21,128)
Net cash flows provided by financing activities from continuing operations	59,893	56,422
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(34,709)	$14,046
As of January 27, 2024 and January 28, 2023, we had restricted cash of $6.9 million and $18.3 million, respectively, comprised of $6.0 million and $17.4 million, respectively, in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $0.9 million for both periods in other noncurrent assets in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows used in operating activities from continuing operations during the 39 weeks ended January 27, 2024 were $(83.2) million compared to $(21.2) million during the 39 weeks ended January 28, 2023. This increase in cash flows used in operating activities from continuing operations of $62.0 million was primarily due to changes in working capital, including higher accounts receivables of $81.7 million and higher inventory levels of $88.2 million primarily related to our increased adoption of our BNC First Day equitable and inclusive access sales; higher payments for interest expense of $6.2 million; offset by higher payables of $78.0 million due to delayed payments to vendors for inventory purchases and expenses, as a result of borrowing capacity limitations under our credit facility.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 39 weeks ended January 27, 2024 were $(11.4) million compared to $(21.1) million during the 39 weeks ended January 28, 2023. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $11.5 million and $21.7 million during the 39 weeks ended January 27, 2024 and January 28, 2023, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by financing activities from continuing operations during the 39 weeks ended January 27, 2024 were $59.9 million compared to $56.4 million during the 39 weeks ended January 28, 2023. This net change of $3.5 million is primarily due to higher net borrowings of $10.0 million, partially offset by higher payments for deferred financing costs of $7.2 million.
Financing Arrangements

		As of
	Maturity Date	January 27, 2024	January 28, 2023
Credit Facility	December 28, 2024	$224,067	$255,600
Term Loan	April 7, 2025	31,750	30,000
sub-total		255,817	285,600
Less: Deferred financing costs, Term Loan (a)		(1,559)	(1,743)
Total debt		$254,258	$283,857
Balance Sheet classification:
Short-term borrowings		$224,067	$—
Long-term borrowings		30,191	283,857
Total debt		$254,258	$283,857
(a) For additional information on Credit Facility and Term Loan deferred financing costs, see Deferred Financing Costs below.
Credit Facility
We have a credit agreement (the “Credit Agreement”), amended from time to time including on December 12, 2023, October 10, 2023, July 28, 2023, May 24, 2023, March 8, 2023, March 31, 2021 and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100.0 million, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100.0 million maintaining the maximum availability under the Credit Agreement at $500.0 million. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.
March 2023 Credit Agreement Amendment
On March 8, 2023, we amended our existing Credit Agreement to (i) extend the maturity date of the Credit Agreement by six months to August 29, 2024, (ii) reduce the commitments under the Credit Agreement by $20.0 million to $380.0 million, (iii) increase the applicable margin with respect to the interest rate under the Credit Agreement to 3.375% per annum, in the case of interest accruing based on a Secured Overnight Financing Rate, and 2.375%, in the case of interest accruing based on an alternative base rate, in each case, without regard to a pricing grid, (iv) reduce advance rates with respect to the borrowing base (x) by 500 basis points upon the achievement of certain liquidity events, which may include a sale of equity interests or of assets (a “Specified Event”), or, if such a Specified Event shall not have occurred, no later than May 31, 2023 (see discussion below) and (y) by an additional 500 basis points on September 29, 2023, (v) amend certain negative covenants and add certain additional covenants, (vi) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) to be at all times greater than the greater of 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and $32.5 million and (vii) require repayment of the loans under the Credit Agreement upon a Specified Event. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated March 8, 2023 and filed with the SEC on March 9, 2023.
As noted above, the amendment required the achievement of a Special Event by no later than May 31, 2023 (as such date may be extended pursuant to the terms of the Credit Agreement). See Note 2. Summary of Significant Accounting Policies for information related to the sale of our DSS segment on May 31, 2023.
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
During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $11.5 million related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.
October 2023 Credit Agreement Amendment
On October 10, 2023, we amended our existing Credit Agreement to amend certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3.8 million that would become due and payable at the earlier to occur of (1) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement. During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $1.4 million related to the October 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.
December 2023 Credit Agreement Amendment
On December 12, 2023, we amended our existing Credit Agreement to, among other things: (i) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times to be greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32.5 million or, subject to the satisfaction of certain conditions relating to the repayment of the Credit Agreement in full, (B) (a) $20 million for the period of December 8, 2023 through January 12, 2024, (b) $25 million for the period from January 26, 2024 through February 9, 2024, (c) $25 million for the period of April 1, 2024 through April 30, 2024 and (d) $30 million for the period of May 1, 2024 through May 31, 2024, and (ii) revise certain reporting requirements under the Credit Agreement. The amendment also revised the Specified Liquidity Transaction Fee introduced in the October 2023 Credit Agreement Amendment such that the $3.8 million became due and was paid on January 31, 2024. During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $4.1 million related to the December 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated December 12, 2023 and filed with the SEC on December 13, 2023.
March 2024 Credit Agreement Amendment
On March 12, 2024, we amended our existing Credit Agreement to, among other things, (i) revise certain reporting requirements under the Credit Agreement and (ii) set certain milestones for liquidity and refinancing contingency plans, with respect to which we must execute a binding commitment no later than April 3, 2024 (as may be extended by the administrative agent to April 10, 2024).
As of January 27, 2024, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
During the 39 weeks ended January 27, 2024, we borrowed $454.5 million and repaid $384.5 million under the Credit Agreement, and had outstanding borrowings of $224.1 million as of January 27, 2024, comprised entirely of borrowings under the Credit Facility. During the 39 weeks ended January 28, 2023, we borrowed $482.0 million and repaid $452.1 million under the Credit Agreement, and had outstanding borrowings of $255.6 million as of January 28, 2023, comprised entirely of borrowings under the Credit Facility. As of January 27, 2024 and January 28, 2023, we have issued $3.6 million and $4.8 million, respectively, in letters of credit under the Credit Facility.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30.0 million (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on April 7, 2025. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 39 weeks ended January 27, 2024, we incurred $1.8 million for interest in kind on the Term Loan and repaid $0 under the Term Loan Credit Agreement, with $31.8 million of outstanding borrowings as of January 27, 2024. During the 39 weeks ended January 28, 2023, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of January 28, 2023.
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
During the 39 weeks ended January 27, 2024, we incurred debt issuance costs totaling $0.4 million related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. All interest on the Term Loan prior to July 29, 2023 was paid in cash. During the 13 weeks ended October 28, 2023 and 13 weeks ended January 27, 2024, all interest on the Term Loan was incurred in kind as permitted under the July 2023 Term Loan Amendment. The Term Loans do not amortize prior to maturity.
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
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the consolidated balance sheets, and are subsequently amortized ratably over the term of respective debt.

Dollars in thousands		As of
Balance Sheet Location	Maturity Date/ Amortization Term	January 27, 2024	January 28, 2023
Credit Facility - Prepaid and Other Current Assets	December 28, 2024	$14,570	$1,583
Credit Facility - Other noncurrent assets		—	132
Credit Facility - sub-total		14,570	1,715
Term Loan - Contra Debt	April 7, 2025	1,559	1,743
Total deferred financing costs		$16,129	$3,458

Interest Expense
During the 13 weeks ended January 27, 2024 and January 28, 2023, we recognized interest expense of $10.6 million and $6.9 million, respectively, and during the 39 weeks ended January 27, 2024 and January 28, 2023, we recognized interest expense of $29.5 million and $15.7 million, respectively. The following table disaggregates interest expense for the 13 and 39 week periods:

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest Incurred
Credit Facility	$5,747	$5,215	$18,286	$11,910
Term Loan	907	853	3,074	2,213
Total Interest Incurred	$6,654	$6,068	$21,360	$14,123
Amortization of Deferred Financing Costs
Credit Facility	$3,662	$396	$7,456	$1,187
Term Loan	312	462	924	871
Total Amortization of Deferred Financing Costs	$3,974	$858	$8,380	$2,058
Interest Income, net of expense	$(8)	$(8)	$(202)	$(509)
Total Interest Expense	$10,620	$6,918	$29,538	$15,672
Cash interest paid during the 39 weeks ended January 27, 2024 and January 28, 2023 was $19.6 million and $13.4 million, respectively.
Income Tax Implications on Liquidity
For the fiscal year ended April 30, 2022, we filed an application to change our tax year from January to April under the automatic consent provisions. As a result of the tax year-end change, there is no longer a long-term tax payable associated with the LIFO reserve in other long-term liabilities.
As of January 27, 2024, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the condensed consolidated balance sheet. We received refunds of $7.8 million in Fiscal 2022 and a $15.8 million refund in Fiscal 2023. We received an $8.5 million refund (including $0.9 million in interest) on February 16, 2024 and we expect to receive additional refunds of approximately $2.4 million.
Share Repurchases
During the 13 and 39 weeks ended January 27, 2024, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 27, 2024, approximately $26.7 million remains available under the stock repurchase program.
During the 13 and 39 weeks ended January 27, 2024, we repurchased 3,135 and 147,885 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
Our projected contractual obligations are consistent with amounts disclosed in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Off-Balance Sheet Arrangements
As of January 27, 2024, we have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
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
•our ability to continue as a going concern;
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
•the United States Department of Education has recently proposed regulatory changes that, if adopted as proposed, could impact equitable and inclusive access models across the higher education industry;
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
•risks associated with the potential loss of control over personal information;
•risks associated with the potential misappropriation of our intellectual property;
•disruptions to our information technology systems, infrastructure, data, supplier systems, and customer ordering and payment systems due to computer malware, viruses, hacking and phishing attacks, resulting in harm to our business and results of operations;
•disruption of or interference with third party service providers and our own proprietary technology;
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
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 27, 2024.
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
Item 1A. Risk Factors
There have been no material changes, except as noted below, during the 39 weeks ended January 27, 2024 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
We are not in compliance with the NYSE’s minimum share price requirement and thus are at risk of the NYSE delisting shares of our Common Stock, which would have an adverse impact on the trading volume, liquidity and market price of shares of our Common Stock.
On February 27, 2024, we received a letter from NYSE notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. Pursuant to Rule 802.01C of the NYSE Listed Company Manual, a company will be considered to be below compliance standards if the average closing price of a security fell below $1.00 over a period of 30 consecutive trading days. A company can regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. We intend to take remedial actions to cure such deficiency, including, but not limited to, undertaking a reverse stock split, should such action be necessary, subject to approval of our stockholders. However, we cannot assure you that these remedial actions will be successful and that we will be able to cure this deficiency or comply with other NYSE continued listing standards. A delisting of shares of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of shares of our Common Stock, reduce the number of investors willing to hold or acquire shares of our Common Stock, and negatively impact our ability to access equity markets and obtain financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of January 27, 2024 with respect to shares of Common Stock we purchased during the third quarter of Fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 29, 2023 - November 25, 2023	—	$—	—	$26,669,324
November 26, 2023 - December 30, 2023	—	$—	—	$26,669,324
December 31, 2023 - January 27, 2024	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per common share. This price includes a per share commission paid for all repurchases.
During the 13 and 39 ended January 27, 2024, we did not repurchase any shares of our Common Stock under the stock repurchase program.

During the 13 and 39 ended January 27, 2024, we repurchased 3,135 and 147,885 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

10.1
Tenth Amendment, dated as of December 12, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to the Company’s Current Form on Form 8-K filed with the SEC on December 13, 2023, and incorporated herein by reference.

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

March 12, 2024