Form 10-K
period 2024-04-27
Barnes & Noble Education, Inc.
filed 2024-07-01
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2024 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-37499
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			46-0599018
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

120 Mountain View Blvd.	Basking Ridge	NJ	07920
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (908) 991-2665
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which registered
Common Stock, $0.01 par value per share	BNED	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	BNED	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company	☐

Non-Accelerated Filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $45 million based upon the closing market price of $0.97 per share of Common Stock on the New York Stock Exchange as of October 28, 2023. As of June 21, 2024, 26,208,036 shares of Common Stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including, among others:
•the amount of our indebtedness and ability to comply with covenants applicable to current and/or any future debt financing;
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
•the pace of equitable and inclusive access adoption in the marketplace is slower than anticipated and our ability to successfully convert the majority of our institutions to our BNC First Day® equitable and inclusive access course material models or successfully compete with third parties that provide similar equitable and inclusive access solutions;
•the United States Department of Education has recently proposed regulatory changes that, if adopted as proposed, could impact equitable and inclusive access models across the higher education industry;
•the strategic objectives, successful integration, anticipated synergies, and/or other expected potential benefits of various strategic and restructuring initiatives may not be fully realized or may take longer than expected;
•dependency on strategic service provider relationships, such as with VitalSource Technologies, Inc. and the Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), and the potential for adverse operational and financial changes to these strategic service provider relationships, may adversely impact our business;
•non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated store closings;
•decisions by K-12 schools, colleges and universities to outsource their physical and/or online bookstore operations or change the operation of their bookstores;
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

Index to Form 10-K Index to FS
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
•risks associated with the impact that public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, have on the overall demand for Barnes & Noble Education, Inc. products and services, our operations, the operations of our suppliers, service providers, and campus partners, and the effectiveness of our response to these risks;
•lingering impacts that public health crises may have on the ability of our suppliers to manufacture or source products, particularly from outside of the United States;
•changes in applicable domestic and international laws, rules or regulations, including, without limitation, U.S. tax reform, changes in tax rates, laws and regulations, as well as related guidance;
•changes in and enactment of applicable laws, rules or regulations or changes in enforcement practices including, without limitation, with regard to artificial intelligence or consumer data privacy rights, which may restrict or prohibit our use of consumer personal information for texts, emails, interest based online advertising, or similar marketing and sales activities;
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
AVAILABILITY OF INFORMATION
Our website address is www.bned.com and our Investor Relations website address is investor.bned.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (SEC), which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.bned.com when such reports are available on the SEC’s website. We use our investor.bned.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor investor.bned.com, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2024” means the 52 weeks ended April 27, 2024,“Fiscal 2023” means the 52 weeks ended April 29, 2023, and “Fiscal 2022” means the 52 weeks ended April 30, 2022.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. We operate 1,245 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. During the 52 weeks ended April 27, 2024, BNC First Day total revenue increased by $127 million, or 37%, to $474 million compared to $347 million during the prior year period. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2024, the growth of our BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
Financing Arrangements
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.

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
RETAIL SEGMENT
General
The Retail Segment operates 1,245 college, university, and K-12 school bookstores, comprised of 707 physical bookstores and 538 virtual bookstores. Our bookstores typically operate under agreements with the colleges, universities, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites, which we operate independently or along with our merchant service providers, and which offer students access to required and recommended course materials and affinity products, including emblematic apparel and gifts.
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
The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate, directly by the institution as a course charge or included in tuition. We have entered into several agreements with major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, to distribute their digital content through BNC First Day. In Fiscal 2024, BNC First Day total sales increased by 37% from the prior year. See BNC First Day Inclusive Access Programs discussion below. In addition to BNC First Day programs, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open education resources (“OER”) course material.
In Fiscal 2024, in the Retail Segment, we signed contracts for 46 new physical and virtual bookstores for estimated first year annual sales of approximately $35 million, which is generally fully achieved as the store becomes fully-operational in their first full year of operations. In Fiscal 2024, we closed 167 stores in the Retail Segment, with estimated annual sales of $109 million. The Company’s strategic initiative is to close under-performing and less profitable stores. Many institutions have adopted First Day Complete in Fiscal 2024 and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales.
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
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
•First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system (“LMS”).

Index to Form 10-K Index to FS
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2024, the growth of our BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
The following table summarizes our BNC First Day sales for the 52 weeks ended April 27, 2024 and April 29, 2023:

Dollars in millions	52 weeks ended
	April 27, 2024	April 29, 2023	$ Increase	% Change
First Day Complete Sales	$292.7	$197.8	$94.9	48%
First Day Sales	$181.2	$148.9	$32.3	22%
Total BNC First Day Sales	$473.9	$346.7	$127.2	37%

First Day Complete	Spring 2024	Spring 2023	# Increase	% Change
Number of campus stores	160	116	44	38%
Estimated enrollment (a)	805,000	580,000	225,000	39%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of October 26, 2023.

Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. Fanatics operates as our service provider, including processing consumer personal information on our behalf, using their cutting-edge e-commerce and technology expertise to offer our campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 2021.
Contracts
Physical and Custom Campus Bookstore Solutions
We operate 707 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; approximately half of our agreements do not have any minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also

Index to Form 10-K Index to FS
have the ability to integrate the store's systems with the colleges and university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
For those on-campus stores with a limited store footprint, we also offer solutions for institutions to provide general merchandise products at the physical on-campus store, with course materials offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point).
The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty with 90 to 120 days' notice. Our campus bookstores have an average relationship tenure of 15 years. From Fiscal 2021 through Fiscal 2024, approximately 82% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
We operate 538 virtual campus bookstores. Our virtual bookstores generally operate under a contract as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
Virtual bookstore agreements typically have terms between three and five years, with automatic renewal periods. For the past three years, we have retained approximately 90% of our contracts annually, with the majority of the contracts automatically renewed as per the contract terms or renewed before their expiration dates. We pay the school a percentage of sales for the right to be the official college or university bookstore.
We also operate Textbooks.comSM which is one of the largest e-commerce sites for new, used, and digital textbooks. This division is primarily for direct-to-student sales.
Customers and Distribution Network
As of April 27, 2024, we operate 707 physical college and university bookstore operations and 538 virtual bookstore operations (350 K-12 virtual stores or 65% and 188 Higher Education virtual stores or 35%) located in the United States, in 50 states and the District of Columbia. Our Retail new business sales team is organized by specific territory and can offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, within their respective territories.
Product and Service Offerings
We offer a broad suite of affordable course materials, including new and used print textbooks (which are available for sale or rent), digital textbooks and publisher-hosted digital courseware, at our physical and virtual bookstores, as well as offered directly to students through Textbooks.com. We offer a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.
Our physical and virtual bookstores provide a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, our physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, café offerings, convenience food and beverages, and graduation products. The majority of physical campus stores also have school-branded e-commerce sites which we operate independently or along with our merchant service providers, and which offer the same products as the on campus stores plus additional items.
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
•Equitable and Inclusive Access. As discussed above, we offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. We have contracted with VitalSource Technologies, Inc. (“VitalSource”) to use their technology to power our BNC First

Index to Form 10-K Index to FS
Day inclusive access platform, for digitally formatted courseware, from all major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, allowing us to accelerate and optimize BNC First Day implementations. The seamless delivery is made possible by our BNC First Day technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions greater access to more affordable course materials. First Day is offered on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to First Day Complete, an institution adopts the program for all or the vast majority of undergraduate (and on occasion graduate) courses. In Fiscal 2024, BNC First Day programs' total sales increased by 37% from the prior year. First Day Complete offers the delivery of both digital and physical course materials priced at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte). Offering course materials through our equitable and inclusive access programs is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross margins of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•eTextbooks. We have contracted with VitalSource, a global leader in building, enhancing and delivering digital content, on our digital reading platform and digital content catalog. The strategic relationship with VitalSource allows us to use its technology to power our BNC First Day platform, as well as our a la carte digital course material platform and catalog, for digitally formatted course materials, allowing us to accelerate and optimize BNC First Day implementations.
•General Merchandise. For our physical campus bookstores and custom store solutions, we drive general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded school spirit products, lifestyle and wellness products, technology products, supplies, graduation products and convenience items. We continue to see growth in general merchandise sales, which has been further bolstered through our F/L Relationship, as discussed above. We continue to enhance the user experience and product mix offered through our next generation e-commerce platform. In Fiscal 2024, Retail Gross Comparable Store Sales for general merchandise increased by $6.6 million, or 1.2%.
We operate 48 True Spirit apparel and spirit shop e-commerce websites, through our F/L Relationship, which are virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit e-commerce websites for athletic branded merchandise and the physical pop-up retail locations build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven direct marketing strategies for events, such as tournaments and playoffs or homecoming events, to target an online population of students, alumni and sports fans, with emails, social media posts, and search engine marketing.
•Cafés and Convenience Stores. At our physical campus locations, we operate 63 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 19 stand-alone convenience stores. Our Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free and regional fresh food products. These offerings increase traffic and time spent in our physical stores. As market needs change, we are adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient.
•Brand Marketing Programs. Through our unique relationship with students, colleges and universities, and our premier locations on campus and online, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. We also focus on promoting lifestyle products to students and faculty by promoting various brands to connect on a much more personal level. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Clinique, College Ave, Dell, DoorDash, HelloFresh, Hewlett-Packard, and Wall Street Journal. Revenue from these services have high margin rates due to the relatively low incremental cost structure to provide these services.
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

Index to Form 10-K Index to FS
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. Our wholesale business significantly increases our textbook supply at competitive prices, as well as our ability to liquidate non-returnable inventory. Through this close inventory management, we consolidate textbook units from multiple Retail Segment stores and other non-traditional wholesale sources into fewer, but larger, store shipments, reducing our shipping expenses and providing for efficiency of store handling, which puts our books on the stores' shelves faster. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing the Retail Segment to optimize its course material sourcing and purchasing processes.
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
General Merchandise
General merchandise vendors and product selection is driven by our central merchant organization that is responsible for curating the overall product assortment, as well as in conjunction with Fanatics and Lids through our F/L Relationship for logo and emblematic general merchandise assortment in-store and online, respectively. Benchmarks are established across school type, region and the demographics of each of our schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Our ability to support and promote our partner schools’ brands strengthens our relationships with the administration, faculty, alumni, fans, parents and students.
Our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing, is impacted by the broader macro-economic global supply chain.
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
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform, which gives us the ability to reach approximately 7 million active students, parents, and alumni via email, and our on-campus activities and opportunities with students and faculty, help to guide and inform our strategies and direction. In addition, we expect to benefit from the F/L Relationship for insights on logo and emblematic merchandise, brand selection and style preferences, as Lids may be able to identify certain retail trends for similar age demographics at their more than 1,100 Lids retail locations. We believe Lids has its finger on the pulse of the buyer behavior of the 12-20 year old student consumer to identify and act on trends prior to other retailers.
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

Index to Form 10-K Index to FS
Faculty and School Administrators
We support faculty and academic leadership with our proprietary online platform which allows for seamless content research, discovery and course material adoption, enabling them to offer course materials that are both relevant and affordable for their students.
Seasonality
Our retail business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, the revenue impact of accounting principles with respect to the recognition of revenue associated with our equitable and inclusive access programs, the ability to secure inventory on a timely basis, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Retail product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in our consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Depending on the product mix offered under the BNC First Day offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution’s drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbook where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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
We are one of the largest textbook wholesalers in the country, providing a comprehensive selection of new and used textbooks at a lower cost of supply to approximately 2,750 physical bookstores, including our Retail Segment's 707 physical campus bookstores. Our wholesale business also sources and distributes new and used textbooks to our 538 virtual bookstores. Additionally, through our Wholesale Segment, we sell hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 325 college bookstores.
Our Wholesale business provides a competitive advantage for our First Day Complete program, relative to other equitable access programs in the industry, as we are able to source more used physical textbooks for our First Day Complete program directly from our Wholesale Segment at a lower cost. Additionally, our Wholesale Segment serves as a key consolidation and staging platform for individual student orders or First Day Complete local distribution, pre-timed shipping for bulk deliveries and direct-to-customer fulfillment for our Retail Segment bookstores' orders where the bookstore cannot fulfill the order locally.

Index to Form 10-K Index to FS
Product and Service Offerings
Product and Service offerings include:
•Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 235,000 unique textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.
Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,136 titles) and Pearson Education’s consignment rental program (which includes approximately 922 titles). Through our centrally located, advanced distribution center, we offer seamless integration of these consignment rental programs and centralized administration and distribution to 1,450 stores, including the Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
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
COMPETITION
We operate within a competitive and rapidly changing business environment, and each of our lines of business face competition for the products and services they offer. As it relates to our full-service campus bookstore operations, Follett Corporation is the primary competitor for institutional contracts. We also compete with other vendors, including eCampus, BBA Solutions, University Gear Shop, Valore Campus, Textbook Brokers, Texas Book Company, BibliU, Slingshot, Akademos, and on occasion, Ambassador Educational Solutions for virtual store operations. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g., Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc., and Red Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials. VitalSource recently acquired Akademos, providing a distribution solution for print materials.
Competitors for institutional contracts for our cafe and convenience general merchandise offerings include Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Walmart, Amazon, Dick’s

Index to Form 10-K Index to FS
Sporting Goods, Fanatics, Lids, and other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
Competitors for our wholesale new and used textbook inventory and distribution include Amazon, GoTextbooks, Valore Books, and Texas Book Company.
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
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Fall of 2023 and Spring of 2024, we observed increased year-over-year enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, which impacts the level of in-store traffic for general merchandise sales, just as for cafe and convenience products.
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
•Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, and publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, including student-to-student transactions over the Internet, and multi-title subscription access.

Index to Form 10-K Index to FS
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2024, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 28% of our merchandise purchased, with the largest supplier accounting for approximately 7% of our merchandise purchased. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon Wholesale’s ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, Wholesale is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day Complete equitable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day Complete and First Day Models. Offering course materials sales through our equitable and inclusive access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all. Additionally, the United States Department of Education has recently proposed regulatory changes that, if adopted as proposed, could impact equitable and inclusive access models across the higher education industry.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as equitable and inclusive access programs and publisher subscription models) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores. In Fiscal 2024, the growth of our BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly and decisively to accelerate our First Day Complete strategy.
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

Index to Form 10-K Index to FS
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
The Company is subject to certain laws relating to the collection, use, retention, security and transfer of personal information. In many cases, these laws and regulations apply to not only third-party transfers of personal information, but also may impact transfers of personal information among the company and its affiliates. In the absence of a federal comprehensive consumer data privacy law, 16 U.S. states have enacted comprehensive consumer privacy laws as of April 29, 2024, including California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia.
HUMAN CAPITAL
Overview
As of April 27, 2023, we had approximately 3,750 domestic employees, of which approximately 2,400 were full-time and the remaining were regularly scheduled part-time employees, and approximately 120 full-time international employees. In addition, we employed approximately 5,000 temporary and seasonal domestic employees during peak periods during Fiscal 2024. Of our approximate 2,520 full-time employees, 2,250 work in our Retail Segment, 250 work in our Wholesale Segment, and 20 work in corporate support functions. Our employees are not represented by unions, except for 9 employees, in locations with existing collective bargaining agreements and approximately 40 employees at a single location for which an initial collective bargaining agreement is pending negotiations. We believe that our relationship with our employees is good.
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
We are always actively recruiting talented people with a passion for education for our retail stores and corporate offices, including our part-time and seasonal roles, and to be a part of our work study/internship program. To find our pool of talent, we network internally and externally via our talent acquisition team, through agency relationships and current employees whom we mobilize as “talent scouts” and brand ambassadors.

Index to Form 10-K Index to FS
We are committed to diversity in the workplace as we believe our company’s talent should reflect the faculty, students and communities we serve on each of our campuses. As we aim to hire a truly diverse overall workforce, we have formed partnerships with Historically Black Colleges and Universities (“HBCUs”) and Hispanic Serving Institutions (“HSIs”) and are looking to continue developing relationships with veteran agencies and organizations that support individuals with disabilities to assist with the recruitment of these individuals.
We invest in our employees through structured training programs that offer all employees opportunities for development. We create, manage, or offer a large collection of courses for employees that cover a range of subjects such as goal setting, how to be an effective leader, situational leadership, and effective communication.
Student employees have the opportunity to participate in our Aspiring Leaders Management Development Program, which is geared toward our Campus Store Team Members and Supervisors that show interest in developing their managerial skills as well as learning more about the ins and outs of running one of our unique campus bookstores. Learning and Development has created a comprehensive and interactive program for those interested in joining.
As a major employer of Millennials and Generation Z employees, Barnes & Noble College has become an “employer of choice” among students nationwide and our wholesale operations also offer employment opportunities to students.
Compensation and benefits
We are committed to providing competitive pay and benefits to our employees. Corporate and store management, including store directors, regional managers and store managers, are compensated with base pay plus annual bonuses based on financial metrics. We also offer equity awards to employees in several levels of management. Non-management employees are compensated on an hourly basis in addition to periodic contests and rewards. Many of our employees participate in one of our various incentive programs, which provide the opportunity to receive additional compensation based upon department or Company performance.
We also provide our eligible employees the opportunity to participate in a 401(k)-retirement savings plan which includes an annual end of fiscal year discretionary Company match. We offer a competitive benefits package for eligible employees and an employee discount on merchandise purchased from our stores.
In addition, we offer an employee assistance program that provides employees and their family members immediate support and guidance, including access to free short-term licensed counseling services, as well as assessments and referrals for further services. Employees have 24-hour access by phone and through an interactive website to find information and resources for hundreds of everyday work and life issues, search for clinicians, submit online service requests and participate in interactive, customizable self-improvement programs.
Diversity, Equity and Inclusion (“DEI”)
We are focused on creating an inclusive culture and a diverse employee base to better serve our diverse customer base. We provide programming to our employees on diversity, equity and inclusion topics. Approximately 66% of our full-time and part-time domestic employees identify as women and approximately 33% identify as ethnically diverse.
We have required all employees to complete training aimed at preventing harassment and discrimination. To establish our DEI program, we engaged an outside consultant to evaluate current practices and impressions and assist us in educating employees on aspects of diversity and inclusion about which they may not have been aware.
We have developed a DEI blueprint to help fulfill our company’s mission and purpose to elevate lives through education and build a stronger sense of belonging by actively engaging employees and collaborating closely with the campuses we serve. We understand that to affirm our mission and values, we must commit to a set of DEI best practices that will help us recognize changing demographics and shifting needs of the institutions, students, faculty and communities we serve in order to actively respond and adapt as needed.
Our DEI program is managed by Corporate Communications and our Chief Human Resources Officer and overseen by our Board of Directors. The following is an overview of the DEI initiatives we have undertaken:
•Ensuring our commitment to DEI is clear to our employees and the constituents we serve by promoting the DEI statement we developed in Fiscal 2022;
•Continuing to update DEI policies as a fundamental element in the way we do business;
•Partnering with Billie Jean King Enterprises from January 2022 through March 2023 to help establish DEI programming and initiatives;
•Utilizing internal channels, including employee portals, to celebrate cultural themes, and calendars to help drive a greater sense of belonging for all employees across our company;
•Providing DEI learning and development opportunities including training on Diversity Awareness, Inclusive Leadership and Confronting Unconscious Bias;

Index to Form 10-K Index to FS
•Launching our Company’s Employee Resource Group (“ERG”) program, with a company-wide ERG survey, internal learning session, providing ongoing support for the first two ERGs: Gender Equity and Community Pride 365 as well as internal communications on the programming and the groups’ initiatives;
•Partnering with our campus clients to explore new ways to increase our role as a model of diverse and inclusive business operations;
•Promoting campus partner activities; and
•In recent years, we have hosted external webinars featuring partner institutions and industry experts on how to serve the evolving needs of students and their communities. Discussions have included equitable access, solutions for the future workforce, how to better serve a diverse student population, Hispanic Serving Institutions and students with intellectual and developmental disabilities, and mental health and wellness.
Safety
Employee safety is a top priority. We have developed policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of June 21, 2024):

Name	Age	Position
Jonathan Shar	55	Chief Executive Officer
Michael C. Miller	52	Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Secretary
Kevin F. Watson	58	Executive Vice President, Chief Financial Officer
Seema C. Paul	60	Senior Vice President, Chief Accounting Officer
Jonathan Shar, age 55, was appointed Chief Executive Officer in June 2024. Previously, Mr. Shar served as our Executive Vice President, BNED Retail and President, Barnes & Noble College Booksellers, LLC since October 2021. Prior to that, he served as Executive Vice President, Retail. Mr. Shar has overall responsibility for the growth and profitability of the Company, including the development and implementation of client-focused solutions that deliver innovation and increased value to the higher education marketplace; and providing strategic direction and operational leadership across the Company. Mr. Shar also leads strategy and execution for merchandising, marketing, and business development, serving the higher education and K-12 markets. Previously, Mr. Shar served as Senior Vice President, Revenue and Product Development for the Company. Prior to joining BNED in 2018, Mr. Shar was Chief Marketing Officer at Akademos, Inc., an e-commerce and digital marketing company that provides online bookstore services, from 2014 to 2018. He previously was the General Manager of NOOK Digital Content at Barnes & Noble, Inc. where he oversaw business development, product development and marketing for the Global NOOK Newsstand, NOOK Video and NOOK Apps digital businesses. Prior to his nearly five years with NOOK, he served as Senior Vice President and General Manager at CNNMoney, responsible for the CNNMoney website and mobile franchise. Prior to that, he was Vice President of Consumer Marketing at Sports Illustrated Group and Director of Consumer Marketing for FORTUNE Magazine Group.
Michael C. Miller, age 52, serves as our Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Corporate Secretary. Previously, Mr. Miller served as Executive Vice President, Corporate Strategy and General Counsel. Mr. Miller joined Barnes & Noble Education in April 2017. Before joining the Company, he served as Executive Vice President, General Counsel and Secretary of Monster Worldwide, Inc. from December 2008 through December 2016, as Vice President and Deputy General Counsel from July 2008 to December 2008, and as Vice President and Associate General Counsel from October 2007 to July 2008. Prior to Monster, Mr. Miller was Senior Counsel for Motorola, Inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
Kevin F. Watson, age 58, was appointed as Executive Vice President, Chief Financial Officer in September 2023. In this role, Mr. Watson is responsible for the company’s financial management, including leading the accounting, treasury, tax, financial planning and operations, internal audit and investor relations teams. Prior to joining BNED, he was Executive Vice President and Chief Financial Officer for Paraco Gas Corporation. At Paraco, he oversaw the financial management of the Company, including accounting, tax, internal audit, human resources, information technology, supply chain, business intelligence, risk management, and mergers and acquisitions. Before joining Paraco Gas in 2018, he served as a senior financial executive for Cablevision Systems Corporation, PanAmSat Corporation and Entex IT Services, as well as various finance roles at MCI Telecommunications and Prudential Securities, Inc. Mr. Watson holds a Bachelor of Business Administration in Finance from Iona University.

Index to Form 10-K Index to FS
Seema C. Paul, age 60, has served as our Senior Vice President, Chief Accounting Officer since July 2015. In this role she manages the external reporting, technical accounting, and corporate accounting functions of the Company. Prior to joining the Company, Ms. Paul held positions of increasing responsibility at Covanta Holding Corporation, including Corporate Controller from July 2014 to July 2015, Senior Director-External Reporting & Technical Accounting from June 2013 to July 2014, Director-External Reporting from January 2011 to May 2013 and Manager-External Reporting from August 2005 to December 2010. Ms. Paul is a Certified Public Accountant and has held various senior financial roles with several large companies, including Net2Phone, Sybase, Inc. and Liberty Mutual Insurance Company.

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
We must have sufficient sources of liquidity to fund working capital requirements. The combination of cash-on-hand, cash flow received from operations, funds available under our credit agreements and short-term vendor financing must be sufficient to meet our normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy our requirements, we may not operate as a going concern and will need to seek additional financing, such as recently completed Transactions detailed in Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events. In addition, we may require additional capital in the future to sustain or grow our business, including implementation of our strategic initiatives. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. Additional financing may not be available to us on favorable terms when required or at all. Failure to secure adequate financing when required could lead to going concern issues, the consequences of which would have a severe negative impact upon our business. These factors could also materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy worsens, our business, results of operations and financial condition could be materially and adversely affected. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution. There can be no assurances that such financing can or will be obtained at any time in the future if needed.
In addition, as noted above, our liquidity is dependent in part on the availability of funds under our credit agreements. If we are not able to comply with the covenants under our credit agreements, we may need to seek consents, waivers and/or amendments to our credit agreements from our lenders to avoid an event of default thereunder. Although we have been successful in negotiating consents, waivers and/or amendments to our credit agreements, we may be unsuccessful in negotiating any further consents, waivers and/or amendments to any such agreements as we may deem necessary. Further, the terms of any such consents, waivers and/or amendments may be less favorable than the current terms of our credit agreements or may impose additional restrictions on the operations of our business. Under such circumstances, our business and liquidity could be materially and adversely affected. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, a contract operator of campus bookstores; Textbook Brokers, a bookstore management and operations provider; Slingshot; BibliU; and BBA Solutions, a college textbook retailer. Our online/virtual course material store operations also face competition from eCampus, an online provider of course materials, and Akademos, a virtual bookstore and marketplace for academic institutions, and on occasion, Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from e-Textbook/digital content providers, VitalSource Technologies, Inc., and Red Shelf. Our wholesale business competes with Amazon, GoTextbooks, and Texas Book Company. Competitors that compete with our general merchandise offerings include Amazon, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue

Index to Form 10-K Index to FS
to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our business model, including our BNC First Day equitable and include access models. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user-generated and faculty-created content; and sharing or non-purchase of required course materials by students.
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
An important part of our business strategy for our retail operation is to expand sales for our bookstore operations by being awarded additional contracts to manage physical and/or virtual bookstores for colleges, universities, and K-12 schools, across the United States. Our ability to obtain those additional contracts is subject to a number of factors that we are not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular for the operation of physical bookstores, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. Because certain terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates that may not be accurate, including for reasons outside of our control, we have contracts that are not profitable and may have such contracts in the future. The retail price charged to the consumer for textbooks is set by our contracts with colleges and universities to be a maximum markup based on the publishers’ costs and as colleges continue to focus on affordability those prices have been reduced, which has negatively impacted our revenue and margin and further reductions could continue to have a negative impact.
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
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2024, our four largest retail suppliers, excluding our wholesale business which fulfills orders for all our physical and virtual bookstores, accounted for approximately 28% of our merchandise purchased, with the largest supplier accounting for approximately 7% of our merchandise purchased. Our wholesale business sources over 95% of its inventory from two primary channels, approximately 55% from third-party suppliers and approximately 40% from retail bookstores (including our retail bookstores). While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day Complete equitable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term.
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
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Educations consignment rental program (which includes approximately 1,136 titles) and Pearson Education’s consignment rental program (which includes approximately 922 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,450 stores, including our Retail Segment stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract-managed campus bookstores, as well as our physical and virtual bookstores.
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
We rely on a limited number of shipping companies to deliver inventory to us and deliver completed orders to our customers. An inability to negotiate acceptable terms with these companies or performance problems, staffing limitations, union strikes, or other difficulties experienced by these companies or by our own transportation systems, including as a result of labor market constraints and related costs, could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues, labor or trade disputes, and similar events.
We currently rely on a limited number of third-party global providers to deliver inventory to us and deliver completed orders to our customer. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. We have from time to time experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
Any future pandemic, epidemic or outbreak of an infectious disease may also continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.
Our ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by other factors beyond our and/or these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war, or terrorism or other events specifically impacting other shipping providers, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. For example, a strike by employees of any of our third-party global providers or a port worker strike, work slow-down or other transportation disruption could significantly disrupt our business. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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
Our business is seasonal.
Our business is seasonal, particularly with respect to textbook sales and rentals, with sales and rentals attributable to our retail businesses generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Sales attributable to our wholesale business are generally highest in our first, second and third quarters as it sells textbooks for retail distribution.
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution’s drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and

Index to Form 10-K Index to FS
inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbook where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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
Our operations are substantially limited to the United States; however, we have operations in India, and contract with service providers outside the United States and may continue to expand internationally in accordance with applicable laws and regulations. Such international expansion may result in additional risks that are not present domestically and could adversely affect our business or our results of operations, including compliance with additional United States laws and regulations and those of other nations applicable to international operations; cultural and language differences; currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate; restrictions on the repatriation of earnings; potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations; different legal and regulatory requirements and other barriers to conducting business; and different or less stable political and economic environments. Further, conducting business abroad subjects us to increased legal and regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable laws and regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees.
The impact of public health crises, epidemics, and pandemics, could have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity.
Public health crises, epidemics, and pandemics, related governmental reactions and economic conditions may have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some, or all, of the following events or circumstances:
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
•disruptions to the operations of our logistics and distribution suppliers, which could impact our ability to timely deliver our print textbooks to students;
•our vendors’ inability to fill our textbook or general merchandise orders due to disruptions to their operations, supply chains or overwhelming demand from their own customers;
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
In response to our changing business environment and to adapt to industry trends, we are focused on offering course materials sales through our equitable and inclusive access First Day Complete and First Day models to meet the market demands of reducing costs to students and contributing to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all. While we believe we have the capital resources, experience, management resources and internal systems to successfully implement our BNC First Day equitable and inclusive access models across our client portfolio, we may not be successful in implementing this strategy. The implementation of this strategy is a complex process and relies on leveraging our services and relationships to help accelerate the adoption of our First Day Complete strategy. The success of our future operating results will be dependent upon rapid customer adoption of BNC First Day equitable and inclusive access models and our ability to scale our business to meet customer demand appropriately. If colleges and universities, faculty and students are not receptive to our BNC First Day equitable and inclusive access models or these models do not meet the expectations of these constituencies, there could be a negative impact on the implementation of our strategy. To successfully execute this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.
Part of our strategy includes the successful execution of strategic acquisitions and relationships, including our service provider relationships with VitalSource Technologies, Inc. (“VST”) and with the F/L Relationship which may not be successful.
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
A strategic service provider relationship between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic business relationship with VST and with the F/L Relationship, will depend in part on our ability to work with our strategic service providers to integrate our systems, simplify the customer experience, offer compelling solutions to our customers, and maintain financially beneficial terms. Setting up and maintaining the operations and processes of these strategic relationships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. The failure to successfully and timely implement and operate our strategic relationships could harm our ability to realize the anticipated benefits of these relationships and could adversely affect our results of operations.
We intend to offer new products and solutions to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.
In the future, we may invest in new products and services and other initiatives to generate revenues, but there is no guarantee these approaches will be successful. Development of new products and services create integration risk, while development of new products and services and enhancements to existing products and services involve significant time, labor and expense, and are also subject to risks and challenges, including managing the length of the development cycle, entry into

Index to Form 10-K Index to FS
new markets, integration into our existing business, legal and regulatory compliance, evolution in sales and marketing methods, and maintenance and protection of intellectual property and proprietary rights. If we are not successful with our new products and services, we may not be able to maintain or increase our revenues as anticipated or recover any associated development costs, and our financial results could be adversely affected.
Risks Relating to Data Privacy, Information Technology and Cybersecurity
We face potential data privacy and information security risks with respect to unencrypted, non-deidentified personal information.
Our business involves the receipt, storage, processing and transmission of personal information about customers and employees. In accordance with our published privacy policies, we may share non-deidentified personal information about such persons between our affiliates and with certain vendors and third parties that assist with certain aspects of our business pursuant to written agreements. Also, in connection with our student financial aid platform and the processing of college and university debit cards, we have access to certain student personal information that has been provided to us by the colleges and universities we serve. Our handling and use of personal information is subject to applicable federal and state privacy and information security laws and regulations, and industry standards, such as the Payment Card Industry Data Security Standard. As an entity that provides services to institutions of higher education, we are contractually bound to handle certain personal information from student education records in accordance with the requirements of Family Educational Rights and Privacy Act (“FERPA”). Privacy and information security laws, regulations, and applicable industry standards are evolving rapidly, and our on-going compliance with them may result in cost increases due to necessary systems changes and the development of new processes, which may be difficult to timely implement. If we fail to materially comply with these applicable laws, regulations and industry standards, we could be subject to increased legal risk. In addition, even if we materially comply with all applicable laws, regulations and industry standards, and even though we have taken significant steps to protect non-deidentified personal information, e.g., encrypting such personal information in transit and at rest, we could experience a data security breach, and our reputation could be damaged, possibly resulting in a material breach of contract with one or more of our clients, litigation, and/or lost future sales or decreased usage of credit and debit card products. Further, in the event that we disclose unencrypted, non-deidentified student information in violation of our contractual FERPA obligations, the U.S. Department of Education could require a client to suspend our access to their student information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our proprietary information or our customers' and employees' personal information, and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable laws, regulations or industry standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal, and added personnel, and a loss of confidence in our security measures, which could harm our business or affect investor confidence. Data security breaches may also result from non-malicious and non-technical means (for example, inadvertent actions by an employee).
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
Although most of our personnel and consumers are in the United States, we do have some personnel and consumers located outside the United States. These international operations may subject us to a complex array of international laws and regulations relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of data protection laws in the United States and elsewhere are rapidly evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our current data practices. Complying with applicable international laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Further, although we continue to implement internal controls and procedures designed to protect our proprietary and confidential information, and non-deidentified customer and employee personal data, including sensitive personal data, in order to comply with privacy and information security laws and regulations, our facilities and systems may be vulnerable to security breaches and other data loss, including cyber-attacks. Such a security breach or data loss could lead to negative publicity, damage to our reputation, exposure to litigation and liability, theft, modification or destruction of proprietary information and personal data, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and remediation and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

Index to Form 10-K Index to FS
Computer malware, viruses, hacking and phishing attacks could harm our business and results of operations.
We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion, ransomware and cyber-attacks. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering, ransomware and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business service providers and vendors face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information security technology to prevent or minimize these risks and, to date, we have not experienced any material service interruptions and are not aware of any material breaches, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.
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
Risks Relating to Applicable Laws and Regulations
Laws and regulations have been and may be enacted in the future that restrict or prohibit the use of emails or similar marketing activities that we currently rely on.
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
•In the absence of a federal comprehensive data privacy law, 16 U.S. states have enacted comprehensive consumer privacy laws as of April 29, 2024, e.g., the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA, as amended, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, and became fully operative on January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement. Other states enacting comprehensive consumer privacy laws include Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia.
Even if no applicable laws or regulations are further enacted, we may discontinue use or support of these activities if we become concerned that consumers deem them intrusive, or they otherwise adversely affect our goodwill and brand. If our marketing activities are curtailed, our ability to attract new customers may be adversely affected.
Our business could be impacted by changes in federal, state, local or international laws, rules or regulations.
We are subject to laws and regulations applicable to our business. These laws and regulations may cover taxation, data privacy, information security, our access to student financial aid, pricing and availability of educational materials, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, artificial intelligence, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and mobile application (including complying with the Americans with Disabilities Act), digital content (including governmental investigations and litigation relating to the agency pricing model for digital content distribution), the characteristics and quality of products and services and labor and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act or any legislation enacted in connection with repeal of the Affordable Care Act). Changes in applicable federal, state, local or international laws, rules or regulations relating to these matters could increase regulatory compliance requirements in addition to increasing our costs of doing business or otherwise impact our business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees at our retail locations, which would increase our selling costs and may cause us to reexamine our wage structure for such employees.
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
Our wholesale business is also dependent on sophisticated equipment and related software technology for the warehousing and distribution of the vast majority of used textbooks supplied to our retail business and others, which is located at MBS’ warehouse facility in Columbia, Missouri. Our ability to efficiently manage our wholesale business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, especially if such events were to occur during peak periods, could adversely affect our operations, the ability to serve our customers and our results of operations. In addition, substantially all of our wholesale inventory is located in the Columbia warehouse facility. We could experience significant interruption in the operation of this facility or damage or destruction of our inventory due to physical damage to the facility caused by natural disasters, accidents or otherwise. If a material portion of our inventory were to be damaged or destroyed, we would likely incur significant financial loss, including loss of revenue and harm to our customer relationships.
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

Index to Form 10-K Index to FS
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
On February 27, 2024, we received a letter from NYSE notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Rule 802.01C of the NYSE Listed Company Manual. Pursuant to Rule 802.01C of the NYSE Listed Company Manual, a company will be considered to be below compliance standards if the average closing price of a security fell below $1.00 over a period of 30 consecutive trading days. A company can regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. We have taken remedial actions to cure such deficiency. On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding was converted into one share of the Company’s common stock. However, we cannot assure you that we will be able to cure this deficiency or comply with other NYSE continued listing standards. A delisting of shares of our Common Stock from the NYSE could negatively impact us as it would

Index to Form 10-K Index to FS
likely reduce the liquidity and market price of shares of our Common Stock, reduce the number of investors willing to hold or acquire shares of our Common Stock, and negatively impact our ability to access equity markets and obtain financing.
Three of our stockholders collectively own over 72% of the Company’s outstanding shares, and their interests could differ from the interests of our other stockholders.
As of June 10, 2024, Immersion Corporation (“Immersion”), Fanatics and VitalSource respectively own 42.0%, 17.1% and 12.3% of the Company’s outstanding shares of Common Stock.
Based on the foregoing, Immersion, TopLids and Vital have considerable influence or collective veto control regarding the outcome of any transaction or action that requires stockholder approval, including the election of our Board of Directors, mergers, acquisitions, amendments to our charter and various corporate governance actions.
Our Board of Directors is composed of seven members, four of whom are executives and members of the Board of Directors of Immersion Corporation. Immersion has agreed to maintain at least three directors on our Board of Directors that satisfy the independence standard under NYSE rules applicable to audit committee members. However, Immersion through its stock ownership may have significant influence over the election of all Board members, inclusive of the independent directors.
Each of Immersion, TopLids and Vital may have interests different than those of other stockholders. For example, they may delay or prevent a change of control of us, even if such a change of control would benefit other stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.
The future sales, or the perception of future sales, of shares by existing stockholders may adversely affect the market price of our Common Stock.
Sales of a substantial number of shares of Common Stock in the public market could occur at any time. If our existing stockholders sell substantial amounts of Common Stock in the public market, or the market perceives that they intend to do so, the market price of our Common Stock could decline. The registration of shares of Common Stock for resale creates the possibility of a significant increase in the supply of our Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our Common Stock.
Our stock price may fluctuate significantly.
We cannot predict the prices at which our Common Stock may trade. The market price of our Common Stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our businesses;
•success or failure of our business strategies;
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

Index to Form 10-K Index to FS
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
Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
In order to provide the Board with time to make informed decisions that are in the best long-term interests of the Company and its stockholders, on April 16, 2024, our Board adopted a stockholders rights plan, such plan which could discourage, delay or prevent an acquisition of the Company at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of our Common Stock, which will cause substantial dilution to a person or group acquiring 10% or more of our stock if the acquisition is not approved by our Board of Directors. As a result, the overall effect of the rights plan may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving our Company that is not approved by the Board of Directors even if the offer may be considered beneficial by some stockholders. The Rights will expire no later than January 31, 2025.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategic Approach
The company’s information security program is meticulously crafted, integrating administrative, technical, and physical safeguards. Embracing a risk-based approach, we proactively mitigate cybersecurity risks to ensure the confidentiality, integrity, and availability of our information systems and data assets. This comprehensive framework extends to overseeing service-provider relationships, aligning with the specific risks associated with each engagement.
Deploying a multi-tiered defense strategy, we fortify our defenses with layers of controls designed to identify, protect against, detect, respond to, and recover from cybersecurity incidents. Central to this effort is our Cyber Security Team, entrusted with the critical task of swiftly detecting, mitigating, and remediating cybersecurity threats. Guided by our documented incident response plans, we orchestrate a swift and decisive response, engaging functional areas, internal escalations, and stakeholders as dictated by the nature and severity of the incident.

Index to Form 10-K Index to FS
Key to our cybersecurity resilience, we strategically leverage third-party expertise and tools to augment our defenses, ensuring a proactive stance against evolving threats. Rigorous assessments by third-party auditors validate the alignment of specific components of our technology environment with industry standards such as the Payment Card Industry Data Security Standards, ensuring robust compliance and resilience.
Industry standards such as the National Institute of Standards and Technology's Framework for Improving Critical Infrastructure Cybersecurity inform our program and are the basis our compliance commitment. Regular maturity assessments, conducted by external experts, ensure that our cybersecurity program remains at the forefront of industry best practices, tailored to our unique operational landscape.
Although cybersecurity threats are an inherent part of the digital landscape, we stand resilient. While past incidents have been swiftly addressed without material impact on our operations or financial standing, we remain vigilant. Our Enterprise Risk Management program recognizes the ongoing nature of cybersecurity risks and our commitment to mitigating potential impacts on our operations, business strategy, and financial health.
Cybersecurity Governance
Our Board of Directors, Audit Committee and Legal team oversee the cybersecurity processes of identifying and mitigating cybersecurity risks. Reporting directly to our Chief Information Officer, our Chief Information Security Officer (“CISO”) leads the charge, ensuring that our cybersecurity posture remains robust and adaptive. Through quarterly updates to the Audit Committee and periodic briefings to the Board of Directors, senior management keeps governance structures informed and aligned with our evolving cybersecurity landscape.
With over a decade of dedicated service to BNED, our current CISO brings a wealth of experience and expertise to the organization, including over three decades of Information Technology (“IT”) experience. The last two decades have focused on IT security and innovative ways to manage and lead a security team. Previously, the CISO was the Director of IT Security and Infrastructure at The Children’s Place Inc. The CISO is experienced in deploying a Zero Trust framework, Identity and Access Management programs, Email and Web Gateways, managing IT compliance for SOX, PCI, and ADA and has developed and introduced new information security and computer risk management programs based on National Institute of Standards and Technology (NIST) Cybersecurity Framework across numerous platforms for multiple retail chains.
Supported by a dynamic leadership team comprised of seasoned professionals, our cybersecurity initiatives are not just policies; they're a testament to our commitment to securing customer information and upholding our privacy promises. Embedded in our Code of Conduct & Ethics and reinforced through our security awareness training program, cybersecurity awareness is not just a task; it's a shared responsibility, woven into the fabric of our corporate culture.
Item 2. PROPERTIES
Facilities
We lease various office space in New Jersey, New York, Missouri, and India and we lease warehouse space in Missouri.
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
As of April 27, 2024, these contracts for the 707 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2025	79
2026	91
2027	69
2028	53
2029	39
2030 and later	376

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

Index to Form 10-K Index to FS
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of April 27, 2024, our authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED.”
On October 5, 2023, our shareholders approved an amendment and restatement of the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,500,000 of our Common Stock. We have reserved an aggregate of 17,909,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.
On June 5, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding was converted into one share of the Company’s common stock. No change will be made to the trading symbol for the Company’s shares of Common Stock, “BNED,” in connection with the Reverse Stock Split. The Reverse Stock Split is part of the Company’s plan to regain compliance with the minimum bid price requirement of $1.00 per share required to maintain continued listing on the NYSE.
Weighted average shares for both basic and diluted, prior to giving effect to the bonus element of the rights offering and the Reverse Stock Split was 52,935,533 for the 52 weeks ended April 27, 2024.
Holders
As of April 27, 2024, there were approximately 672 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2024 and 2023, we did not repurchase shares under the stock repurchase program. As of April 27, 2024, approximately $26.7 million remains available under the stock repurchase program.
During the years ended April 27, 2024 and April 29, 2023, we also repurchased 147,885 shares and 347,808 shares, respectively, of our common stock in connection with employee tax withholding obligations for vested stock awards.
Dividends
We paid no other dividends to common stockholders during the years ended April 27, 2024 and April 29, 2023. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements.

Index to Form 10-K Index to FS
On April 16, 2024, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-thousandth of a share of our preferred stock at an established exercise price. The dividend was payable to holders of record as of the close of business on April 29, 2024. The rights will be exercisable only if a person or group acquires 10% or more of our outstanding common stock and various other criteria are met (the “Distribution Date”). Until the Distribution Date, the rights will not be exercisable; the rights will not be evidenced by separate rights certificates; and the rights will be transferable by, and only in connection with, the transfer of common stock. The rights will expire no later than January 31, 2025.

Item 6. SELECTED FINANCIAL DATA [RESERVED]

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2024” means the 52 weeks ended April 27, 2024, “Fiscal 2023” means the 52 weeks ended April 29, 2023.
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. We operate 1,245 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment. For a discussion of our business, see Part I - Item 1. Business.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. During the 52 weeks ended April 27, 2024, BNC First Day total revenue increased by $127 million, or 37%, to $474 million compared to $347 million during the prior year period. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2024, the growth of our BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
•First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives

Index to Form 10-K Index to FS
substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2024, the growth of our BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
The following table summarizes our BNC First Day sales for the 52 weeks ended April 27, 2024 and April 29, 2023:

Dollars in millions	52 weeks ended
	April 27, 2024	April 29, 2023	$ Increase	% Change
First Day Complete Sales	$292.7	$197.8	$94.9	48%
First Day Sales	$181.2	$148.9	$32.3	22%
Total BNC First Day Sales	$473.9	$346.7	$127.2	37%

First Day Complete	Spring 2024	Spring 2023	# Increase	% Change
Number of campus stores	160	116	44	38%
Estimated enrollment (a)	805,000	580,000	225,000	39%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of October 26, 2023.

Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. Fanatics operates as our service provider, including processing consumer personal information on our behalf, using their cutting-edge e-commerce and technology expertise to offer our campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 2021.

Index to Form 10-K Index to FS
Financing Arrangements
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
Cost Savings Initiative
During Fiscal 2023, we implemented a significant cost reduction program designed to streamline our operations, maximize productivity and drive profitability. We reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. Over the course of Fiscal 2024, we have achieved annualized savings of approximately $30 million to $35 million from the Fiscal 2023 cost savings initiatives. Additionally, during Fiscal 2024, Management's implemented further cost savings measures, including reduction of gross capital expenditures, amounting to approximately $29 million in savings.
Segments
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to a specific reporting segment and continue to be presented as “Corporate Services”. The following discussion provides information regarding the three segments.
Retail Segment
The Retail Segment operates 1,245 college, university, and K-12 school bookstores, comprised of 707 physical bookstores and 538 virtual bookstores. Our bookstores typically operate under agreements with the colleges, universities, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites, which we operate independently or along with our merchant service providers, and which offer students access to required and recommended course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
During the 52 weeks ended April 27, 2024, we opened 46 stores and closed 167 stores in the Retail Segment with estimated net annual sales of $(74) million. The Company’s strategic initiative is to close under-performing and less profitable stores. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,750 physical bookstores (including our Retail Segment's 707 physical bookstores) and sources and distributes new and used textbooks to our 538 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 325 college bookstores.
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

Index to Form 10-K Index to FS
the ability to secure inventory on a timely basis, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods. Sales attributable to our wholesale business are generally highest in our first, second and third quarters, as it sells textbooks and other course materials for retail distribution.
Retail product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in our consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Depending on the product mix offered under the BNC First Day offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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

Index to Form 10-K Index to FS
Results of Operations Summary - Continuing Operations (a)
For a detailed discussion of Fiscal 2024 and year-over-year comparison to Fiscal 2023, see Results of Operations - Continuing Operations - 52 weeks ended April 27, 2024 compared with the 52 weeks ended April 29, 2023 below.

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023 (a)
Sales:
Product sales and other	$1,430,456	$1,406,655
Rental income	136,679	136,553
Total sales	$1,567,135	$1,543,208

Gross Profit	$356,776	$349,439

Net loss from continuing operations	$(62,481)	$(90,140)

Adjusted Earnings (non-GAAP) - Continuing Operations (b)	$(35,906)	$(74,003)

Adjusted EBITDA (non-GAAP) - Continuing Operations (b)
Retail	$54,488	$10,640
Wholesale	9,360	3,239
Corporate Services	(19,679)	(22,000)
Eliminations	1,033	(25)
Total Adjusted EBITDA (non-GAAP) (b)	$45,202	$(8,146)

(a)During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.
(b)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.
The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to total sales:

	52 weeks ended
Continuing Operations	April 27, 2024	April 29, 2023
Sales:
Product sales and other	91.3%	91.2%
Rental income	8.7	8.8
Total sales	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	79.4	79.6
Rental cost of sales (a)	54.9	54.4
Total cost of sales	77.2	77.4
Gross margin	22.8	22.6
Selling and administrative expenses	19.9	23.2
Depreciation and amortization expense	2.6	2.7
Impairment loss (non-cash)	0.5	0.4
Restructuring and other charges	1.2	0.7
Operating loss from continuing operations	(1.4)%	(4.3)%
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
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20 million, net of certain transaction fees, severance costs, escrow, and other considerations. During the 52 weeks ended April 27, 2024, we recorded a Gain on Sale of Business of $3.5 million in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and to provide additional funds for working capital needs under our Credit Facility.

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Total sales	$2,784	$35,353
Cost of sales (a)	76	7,156
Gross profit (a)	2,708	28,197
Selling and administrative expenses	3,029	34,137
Depreciation and amortization	3	3,155
Gain on sale of business	(3,545)	—
Impairment loss (non-cash) (b)	610	—
Restructuring costs (c)	3,308	1,848
Transaction costs	13	381
Operating loss	(710)	(11,324)
Income tax expense	20	398
Loss from discontinued operations, net of tax	$(730)	$(11,722)

(a)    Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $0 million and $6.6 million for the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.
(b)    During the 52 weeks ended April 27, 2024, we recognized an impairment loss (non-cash) of $0.6 million (both pre-tax and after-tax), comprised of $0.1 million and $0.5 million of property and equipment and operating lease right-of-use assets, respectively, on the consolidated statement of operations as part of discontinued operations.
(c)    During the 52 weeks ended April 27, 2024, we recognized restructuring and other charges of $3.3 million, comprised of severance and other employee termination costs, on the consolidated statement of operations as part of discontinued operations.

Index to Form 10-K Index to FS
Results of Operations - Continuing Operations
- 52 weeks ended April 27, 2024 compared with the 52 weeks ended April 29, 2023

	52 weeks ended, April 27, 2024 (a)
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,378,238	$112,631	$—	$(60,413)	$1,430,456
Rental income	136,679	—	—	—	136,679
Total sales	1,514,917	112,631	—	(60,413)	1,567,135
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,106,987	89,832	—	(61,443)	1,135,376
Rental cost of sales	74,983	—	—	—	74,983
Total cost of sales	1,181,970	89,832	—	(61,443)	1,210,359
Gross profit	332,947	22,799	—	1,030	356,776
Selling and administrative expenses	278,459	13,439	19,679	(3)	311,574
Depreciation and amortization expense	35,294	5,228	38	—	40,560
Impairment loss (non-cash)	7,166	—	—	—	7,166
Restructuring and other charges	571	(813)	19,651	—	19,409
Operating income (loss) from continuing operations	$11,457	$4,945	$(39,368)	$1,033	$(21,933)

	52 weeks ended, April 29, 2023 (a)
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$1,355,173	$106,366	$—	$(54,884)	$1,406,655
Rental income	136,553	—	—	—	136,553
Total sales	1,491,726	106,366	—	(54,884)	1,543,208
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,086,095	88,091	—	(54,704)	1,119,482
Rental cost of sales	74,287	—	—	—	74,287
Total cost of sales	1,160,382	88,091	—	(54,704)	1,193,769
Gross profit	331,344	18,275	—	(180)	349,439
Selling and administrative expenses	320,730	15,036	22,000	(155)	357,611
Depreciation and amortization expense	36,737	5,373	53	—	42,163
Impairment loss (non-cash)	6,008	—	—	—	6,008
Restructuring and other charges	2,964	916	6,223	—	10,103
Operating loss from continuing operations	$(35,095)	$(3,050)	$(28,276)	$(25)	$(66,446)

(a)    During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Operating Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported above.

Index to Form 10-K Index to FS
Sales
The following table summarizes our sales:

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023	$ Increase	% Change
Product sales and other	$1,430,456	$1,406,655	$23,801	1.7%
Rental income	136,679	136,553	$126	0.1%
Total Sales	$1,567,135	$1,543,208	$23,927	1.6%
Our total sales increased by $23.9 million, or 1.6%, to $1,567.1 million during the 52 weeks ended April 27, 2024 from $1,543.2 million during the 52 weeks ended April 29, 2023 which is primarily related to higher course material sales, primarily at our BNC First Day programs, and higher graduation product sales, offset by declines in a la carte courseware sales, including lower sales resulting from closed stores. The components of the sales variances for the 52-week period are reflected in the table below.

Sales variances	52 weeks ended April 27, 2024
Dollars in millions
Retail Sales
New stores	$33.4
Closed stores	(72.4)
Comparable stores (a)	62.8
Textbook rental deferral	(1.1)
Service revenue (b)	0.7
Other (c)	(0.2)
Retail Sales subtotal:	$23.2
Wholesale Sales	$6.3
Eliminations (d)	$(5.6)
Total sales variance:	$23.9

(a)    Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the consolidated financial statements. For Retail Gross Comparable Store Sales details, see below.
(b)    Service revenue includes brand marketing programs, shipping and handling, and revenue from other programs.
(c)    Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, and other deferred items.
(d)    Eliminates Wholesale sales and service fees to Retail and Retail commissions earned from Wholesale. See discussion of intercompany activities and eliminations below.
Retail
The following is a store count summary for physical stores and virtual stores.

	Fiscal 2024			Fiscal 2023
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	774	592	1,366	805	622	1,427
Opened	23	23	46	36	30	66
Closed	90	77	167	67	60	127
End of period	707	538	1,245	774	592	1,366
During the 52 weeks ended April 27, 2024, we opened 46 stores and closed 167 stores in the Retail Segment, with estimated net annual sales of $(74) million. The Company’s strategic initiative is to close under-performing and less profitable stores. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.

Index to Form 10-K Index to FS
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day programs, increased campus traffic, and an increase in the number of on campus activities and events, such as graduations, athletic events, alumni events and prospective student campus tours.
Retail total sales increased by $23.2 million, or 1.6%, to $1,514.9 million during the 52 weeks ended April 27, 2024 from $1,491.7 million during the 52 weeks ended April 29, 2023.
•Product sales and other increased by $23.1 million, or 1.7%, to $1,378.2 million during the 52 weeks ended April 27, 2024 from $1,355.1 million during the 52 weeks ended April 29, 2023.
◦Course material product sales increased by $44.0 million, or 4.7%, to $972.0 million during the 52 weeks ended April 27, 2024, compared to $927.9 million in the prior year period. The increase was primarily due to the growth of our BNC First Day programs, which increased by $127.2 million, or 36.7%, to $473.9 million, offset by a decline of $83.1 million in a la carte courseware sales, including lower sales resulting from closed stores.

Dollars in millions	52 weeks ended
	April 27, 2024	April 29, 2023	$ Increase	% Change
First Day Complete Sales	$292.7	$197.8	$94.9	48%
First Day Sales	$181.2	$148.9	$32.3	22%
Total BNC First Day Sales	$473.9	$346.7	$127.2	37%

First Day Complete	Spring 2024	Spring 2023	# Increase	% Change
Number of campus stores	160	116	44	38%
Estimated enrollment (a)	805,000	580,000	225,000	39%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of October 26, 2023.

◦General merchandise product net sales decreased by $21.4 million, or 5.6%, to $364.1 million, compared to $385.5 million in the prior year period, primarily due to closed stores, and lower cafe and convenience, trade, and supply product sales, offset by higher graduation product sales and higher emblematic product sales. Retail Gross Comparable Store Sales for general merchandise increased by $6.6 million, or 1.2%, compared to the prior year period as discussed below.
◦Service and other revenue increased by $0.4 million, or 1%, to $42.2 million, compared to $41.8 million in the prior year period, primarily due to higher other income for non-return rental penalty fees, offset by lower partnership marketing and marketplace sales.
•Rental income for course materials increased by $0.1 million, or 0.1%, to $136.7 million during the 52 weeks ended April 27, 2024 from $136.6 million during the 52 weeks ended April 29, 2023, primarily due to the growth of our BNC First Day programs, offset by closed stores and the shift to digital products.
Retail Gross Comparable Store Sales
To supplement the Total Sales table presented above, the Company uses Retail Gross Comparable Store Sales as a key performance indicator. Retail Gross Comparable Store Sales includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from permanently closed stores for all periods presented. For Retail Gross Comparable Store Sales, sales for logo general merchandise fulfilled by Lids, Fanatics and digital agency sales are included on a gross basis in Retail Gross Comparable Store Sales compared to a net basis as commission revenue in our consolidated financial statements.
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

Index to Form 10-K Index to FS
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
Retail Gross Comparable Store Sales variances for Retail by category for the 52-week period are as follows:

Dollars in millions	52 weeks ended
	April 27, 2024		April 29, 2023
Textbooks (Course Materials)	$70.4	7.2%	$4.1	0.4%
General Merchandise	6.6	1.2%	43.9	8.6%
Total Retail Gross Comparable Store Sales	$77.0	5.0%	$48.0	3.2%
Wholesale
Wholesale sales increased by $6.3 million, or 5.9%, to $112.6 million during the 52 weeks ended April 27, 2024 from $106.3 million during the 52 weeks ended April 29, 2023. The increase is primarily due to lower returns and allowances of $8.0 million, partially offset by a decline in gross sales of $1.7 million from lower customer demand resulting from a shift in buying patterns from physical textbooks to digital products, and lower demand from other third-party clients.
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 77.2% during the 52 weeks ended April 27, 2024 compared to 77.4% during the 52 weeks ended April 29, 2023. Our gross margin increased by $7.3 million, or 2.1%, to $356.8 million, or 22.8% of sales, during the 52 weeks ended April 27, 2024 from $349.5 million, or 22.6% of sales, during the 52 weeks ended April 29, 2023. The variances by segment are discussed by segment below.
Retail
The following table summarizes the Retail cost of sales:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2024	% of Related Sales	April 29, 2023	% of Related Sales
Product and other cost of sales	$1,106,987	80.3%	$1,086,095	80.1%
Rental cost of sales	74,983	54.9%	74,287	54.4%
Total Cost of Sales	$1,181,970	78.0%	$1,160,382	77.8%
The following table summarizes the Retail gross margin:

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2024	% of Related Sales	April 29, 2023	% of Related Sales
Product and other gross margin	$271,251	19.7%	$269,078	19.9%
Rental gross margin	61,696	45.1%	62,266	45.6%
Gross Margin	$332,947	22.0%	$331,344	22.2%
For the 52 weeks ended April 27, 2024, the Retail gross margin as a percentage of sales remained flat at 22.2% as discussed below:
•Product and other gross margin decreased (20 basis points) driven primarily by lower margin rates for course materials due to higher markdowns, including markdowns related to closed stores (155 basis points), partially offset by lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital, the adoption of our BNC First Day models, and lower renewals for under-performing school contracts (85 basis points) and favorable product sales mix, including higher margin First Day Complete course material sales (50 basis points).

Index to Form 10-K Index to FS
•Retail Rental gross margin as a percentage of sales decreased (30 basis points), driven primarily by lower rental margin rates, higher markdowns, partially offset by lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital, the adoption of our BNC First Day models, and lower renewals for under-performing school contracts, and a favorable rental sales mix.
Wholesale
The cost of sales and gross margin for Wholesale were $89.8 million, or 79.8% of sales, and $22.8 million, or 20.2% of sales, respectively, during the 52 weeks ended April 27, 2024. The cost of sales and gross margin for Wholesale were $88.1 million, or 82.8% of sales, and $18.3 million, or 17.2% of sales, respectively, during the 52 weeks ended April 29, 2023. The increase gross margin was primarily due to lower returns and allowances of $5.3 million, partially offset by higher cost of product of $0.8 million.
Intercompany Eliminations
During the 52 weeks ended April 27, 2024 and 52 weeks ended April 29, 2023, sales eliminations were $60.4 million and $54.9 million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 52 weeks ended April 27, 2024 and 52 weeks ended April 29, 2023, the cost of sales eliminations were $61.4 million and $54.7 million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 52 weeks periods ended April 27, 2024 and 52 weeks ended April 29, 2023, the gross margin eliminations were $1.0 million and $(0.2) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2024	% of Sales	April 29, 2023	% of Sales
Selling and Administrative Expenses	$311,574	19.9%	$357,611	23.2%
During the 52 weeks ended April 27, 2024, selling and administrative expenses decreased by $46.0 million, or 12.9%, to $311.6 million from $357.6 million during the 52 weeks ended April 29, 2023. The variances by segment are discussed by segment below.
Retail
For Retail, selling and administrative expenses decreased by $42.3 million, or 13.2%, to $278.4 million during the 52 weeks ended April 27, 2024 from $320.7 million during the 52 weeks ended April 29, 2023. This decrease was primarily due to a $15.0 million decrease in closed stores payroll and related operating costs, cost savings initiatives comprised of a $19.3 million decrease in comparable store payroll expense and related operating costs and a $10.9 million decrease in corporate payroll expense, infrastructure and product development costs, partially offset by a $2.9 million increase in new store payroll expense and related operating costs.
Wholesale
For Wholesale, selling and administrative expenses decreased by $1.6 million, or 10.6%, to $13.4 million during the 52 weeks ended April 27, 2024 from $15.0 million during the 52 weeks ended April 29, 2023. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $1.8 million, partially offset by higher operating expenses of $0.2 million.
Corporate Services
Corporate Services' selling and administrative expenses decreased by $2.3 million, or 10.6%, to $19.7 million during the 52 weeks ended April 27, 2024 from $22.0 million during the 52 weeks ended April 29, 2023. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense of $1.5 million and lower operating costs of $0.8 million.

Index to Form 10-K Index to FS
Depreciation and Amortization Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2024	% of Sales	April 29, 2023	% of Sales
Depreciation and Amortization Expense	$40,560	2.6%	$42,163	2.7%
Depreciation and amortization expense decreased by $1.6 million to $40.6 million during the 52 weeks ended April 27, 2024 from $42.2 million during the 52 weeks ended April 29, 2023. Capital expenditures decreased by $11.0 million during the 52 weeks ended April 27, 2024 compared to the prior year period and depreciable assets and intangibles were lower due to the store impairment loss recognized during Fiscal 2024 and Fiscal 2023.
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
During the 52 weeks ended April 27, 2024, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $7.2 million (both pre-tax and after-tax), comprised of $0.4 million, $3.6 million, and $3.2 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the consolidated statement of operations.
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
Restructuring and other charges
During the 52 weeks ended April 27, 2024, we recognized restructuring and other charges totaling $19.4 million, comprised primarily of $19.6 million, primarily for costs primarily associated with professional service costs for restructuring and process improvements (see next paragraph below) and $1.1 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, partially offset by a $1.3 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). Restructuring and other expenses include costs associated with the costs of this committee, as well as other related professional service costs. On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
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
Operating Loss

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2024	% of Sales	April 29, 2023	% of Sales
Operating Loss	$(21,933)	(1.4)%	$(66,446)	(4.3)%
Our operating loss was $(21.9) million during the 52 weeks ended April 27, 2024 compared to operating loss of $(66.4) million during the 52 weeks ended April 29, 2023. The improvements in operating results were due to the matters discussed above.
For the 52 weeks ended April 27, 2024, excluding the $19.4 million of restructuring and other charges and the $7.2 million impairment loss (non-cash), all discussed above, operating income was $4.6 million (or 0.3% of sales).

Index to Form 10-K Index to FS
For the 52 weeks ended April 29, 2023, excluding the $10.1 million of restructuring and other charges and the $6.0 million impairment loss (non-cash), all discussed above, operating loss was $(50.3) million (or (3.3)% of sales).
Interest Expense, Net

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Interest Expense, Net	$40,365	$22,683
Net interest expense increased by $17.7 million to $40.4 million during the 52 weeks ended April 27, 2024 from $22.7 million during the 52 weeks ended April 29, 2023. Interest expense increased primarily due to higher borrowings, higher interest rates and $10.0 million resulting from increased amortization of deferred financing costs. The following table disaggregates interest expense for the 52-week period:

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Interest Incurred
Credit Facility	$24,409	$16,994
Term Loan	3,984	3,078
Total Interest Incurred	$28,393	$20,072
Amortization of Deferred Financing Costs
Credit Facility	$11,910	$1,948
Term Loan	1,240	1,181
Total Amortization of Deferred Financing Costs	$13,150	$3,129
Interest Income, net of expense	$(1,178)	$(518)
Total Interest Expense	$40,365	$22,683
Cash interest paid during the 52 weeks ended April 27, 2024 and April 29, 2023 was $24.9 million and $19.0 million, respectively.
Income Tax Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	April 27, 2024	Effective Rate	April 29, 2023	Effective Rate
Income Tax Expense	$183	(0.3)%	$1,011	(1.1)%
We recorded an income tax expense of $0.2 million on a pre-tax loss of $(62.3) million during the 52 weeks ended April 27, 2024, which represented an effective income tax rate of (0.3)% and an income tax expense of $1.0 million on a pre-tax loss of $(89.1) million during the 52 weeks ended April 29, 2023, which represented an effective income tax rate of (1.1)%.
The effective tax rate for the 52 weeks ended April 27, 2024 is materially consistent with the prior year comparable period.
Net Loss from Continuing Operations

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Net Loss from Continuing Operations	$(62,481)	$(90,140)
As a result of the factors discussed above, we reported a net loss from continuing operations of $(62.5) million during the 52 weeks ended April 27, 2024, compared with a net loss of $(90.1) million during the 52 weeks ended April 29, 2023. Adjusted Earnings (non-GAAP) - Continuing Operations is $(35.9) million during the 52 weeks ended April 27, 2024, compared with $(74.0) million during the 52 weeks ended April 29, 2023. See Adjusted Earnings (non-GAAP) discussion below.

Index to Form 10-K Index to FS
Use of Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA, Adjusted EBITDA by Segment, and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, Adjusted EBITDA by Segment, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income (loss) from continuing operations adjusted for certain reconciling items that are subtracted from or added to net income (loss) from continuing operations. We define Adjusted EBITDA as net income (loss) from continuing operations plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income (loss) from continuing operations. We define Free Cash Flow as Cash Flows from Operating Activities less capital expenditures, cash interest and cash taxes.
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
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Net loss from continuing operations (a)	$(62,481)	$(90,140)
Reconciling items, after-tax (below)	26,575	16,137
Adjusted Earnings (non-GAAP)	$(35,906)	$(74,003)

Reconciling items, pre-tax
Impairment loss (non-cash) (b)	$7,166	$6,008
Content amortization (non-cash) (c)	—	26
Restructuring and other charges (b)	19,409	10,103
Reconciling items (d)	$26,575	$16,137

Index to Form 10-K Index to FS
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Net loss from continuing operations (a)	$(62,481)	$(90,140)
Add:
Depreciation and amortization expense	40,560	42,163
Interest expense, net	40,365	22,683
Income tax expense (benefit)	183	1,011
Impairment loss (non-cash) (b)	7,166	6,008
Content amortization (non-cash) (c)	—	26
Restructuring and other charges (b)	19,409	10,103
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$45,202	$(8,146)
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(321)	$654
Adjusted EBITDA (Non-GAAP) - Total	$44,881	$(7,492)

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
(b)    See Management Discussion and Analysis - Results of Operations discussion above.
(c)    Amortization expense (non-cash) related to content development costs are included in cost of goods sold on our consolidated statements of operations.
(d)    There is no pro forma income tax effect of the non-GAAP items.

The following is Adjusted EBITDA - Continuing Operations by Segment for Fiscal 2024 and Fiscal 2023:

Adjusted EBITDA - by Segment	52 weeks ended April 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services(a)	Eliminations	Total
Net income (loss) from continuing operations (b)	$11,457	$4,945	$(79,916)	$1,033	$(62,481)
Add:
Depreciation and amortization expense	35,294	5,228	38	—	40,560
Interest expense, net	—	—	40,365	—	40,365
Income tax expense	—	—	183	—	183
Impairment loss (non-cash) (c)	7,166	—	—	—	7,166
Restructuring and other charges (c)	571	(813)	19,651	—	19,409
Adjusted EBITDA (non-GAAP)	$54,488	$9,360	$(19,679)	$1,033	$45,202

Index to Form 10-K Index to FS

Adjusted EBITDA - by Segment	52 weeks ended April 29, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(a)	Eliminations	Total
Net loss from continuing operations (b)	$(35,095)	$(3,050)	$(51,970)	$(25)	$(90,140)
Add:
Depreciation and amortization expense	36,737	5,373	53	—	42,163
Interest expense, net	—	—	22,683	—	22,683
Income tax expense	—	—	1,011	—	1,011
Impairment loss (non-cash) (c)	6,008	—	—	—	6,008
Content amortization (non-cash) (d)	26	—	—	—	26
Restructuring and other charges (c)	2,964	916	6,223	—	10,103
Adjusted EBITDA (non-GAAP)	$10,640	$3,239	$(22,000)	$(25)	$(8,146)

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
(c)    See Management Discussion and Analysis - Results of Operations discussion above.
(d)    Amortization expense (non-cash) related to content development costs are included in cost of goods sold on our consolidated statements of operations.

Adjusted EBITDA (non-GAAP) - Discontinued Operations	52 weeks ended
	April 27, 2024	April 29, 2023
Loss from discontinued operations (a)	$(730)	$(11,722)
Add:
Depreciation and amortization expense	3	3,155
Income tax expense	20	398
Content amortization (non-cash)	—	6,594
Gain on sale of business	(3,545)	—
Impairment loss (non-cash)	610	—
Restructuring and other charges	3,308	1,848
Transaction costs	13	381
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(321)	$654
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

Index to Form 10-K Index to FS
Free Cash Flow (non-GAAP) - Continuing Operations

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Net cash flows (used in) provided by operating activities from continuing operations (a)	$(1,545)	$90,513
Less:
Capital expenditures (b)	14,070	25,092
Cash interest	24,943	19,024
Cash taxes (refund) paid	(7,293)	(16,005)
Free Cash Flow (non-GAAP)	$(33,265)	$62,402
(a)    See Liquidity and Capital Resources - Sources and Uses of Cash Flow discussion below.
Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools.
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
Capital Expenditures - Continuing Operations

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Physical store capital expenditures	$5,813	$13,068
Product and system development	6,670	10,030
Other	1,587	1,994
Total Capital Expenditures	$14,070	$25,092
Liquidity and Capital Resources
During Fiscal 2024, our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, Term Loan Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of April 27, 2024, we had $28.6 million of cash on hand, including $18.1 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
Going Concern evaluation in conjunction with the issuance of the April 27, 2024 Consolidated Financial Statements
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these consolidated financial statements are issued.
Our primary sources of cash are net cash flows from operating activities and funds available under our Credit Facility. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales

Index to Form 10-K Index to FS
are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility) of $40.0 million, has had a significant impact on our liquidity during Fiscal 2023 and Fiscal 2024, including our ability to make timely vendor payments and school commission payments. Our recurring losses and projected cash needs, combined with our current liquidity levels and the maturity of our Credit Facility and Term Loan, which were originally scheduled to become due on December 28, 2024 and April 7, 2025, respectively, raised substantial doubt about our ability to continue as a going concern beyond twelve months from the issuance of our third quarter financial statements as of March 12, 2024 as disclosed in our previously filed Quarterly Report on Form 10-Q.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Debt and Note 17. Subsequent Events.
As a result of the equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, all executed on June 10, 2024, Management concluded that substantial doubt about the Company's ability to continue as a going concern no longer exists.
Sources and Uses of Cash Flow - Continuing Operations

Dollars in thousands	Fiscal 2024	Fiscal 2023
Net cash flows (used in) provided by operating activities from continuing operations	$(1,545)	$90,513
Net cash flows used in investing activities from continuing operations	(13,992)	(24,501)
Net cash flows (used in) financing activities from continuing operations	(5,699)	(49,675)
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(21,236)	$16,337
As of April 27, 2024 and April 29, 2023, we had cash of $10.5 million and $14.2 million, respectively. As of April 27, 2024 and April 29, 2023, we had restricted cash of $18.1 million and $16.7 million, respectively, comprised of $17.1 million and $15.8 million, respectively, in prepaid and other current assets in the consolidated balance sheet primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $1.0 million and $0.9 million, respectively, in other noncurrent assets in the consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities from Continuing Operations
Our business is highly seasonal. For our retail operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day equitable and inclusive access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. For our wholesale operations, cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, as payments are received from the summer and winter selling season when our wholesale business sell textbooks and other course materials for retail distribution. For both retail and wholesale, cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities from continuing operations during Fiscal 2024 were $(1.5) million compared to cash flows provided by operating activities from continuing operations of $90.5 million during Fiscal 2023. The increase in

Index to Form 10-K Index to FS
cash flows used in operating activities from continuing operations of $92.1 million was primarily due to the timing of payables ($63.1 million) to vendors for inventory purchases and expenses, all of which were delayed resulting from lower borrowing base availability under our credit facility, lower accounts receivables collections ($55.1 million) compared to the prior year, and higher payments for interest expense ($5.9 million), offset by higher earnings ($27.7 million).
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during Fiscal 2024 were $(14.0) million compared to $(24.5) million during Fiscal 2023. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $(14.1) million and $(25.1) million during Fiscal 2024 and Fiscal 2023, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows used in financing activities from continuing operations during Fiscal 2024 were $(5.7) million compared to $(49.7) million during Fiscal 2023. Our cash flow used in financing from continuing operations decreased due to a decrease in net borrowings during the year, offset by an increase in deferred financing costs paid.
Financing Arrangements

		As of
	Maturity Date (a)	April 27, 2024	April 29, 2023
Credit Facility	December 28, 2024	$164,947	$154,154
Term Loan	April 7, 2025	32,653	30,000
sub-total		197,600	184,154
Less: Deferred financing costs, Term Loan (b)		(1,263)	(2,003)
Total debt		$196,337	$182,151
Balance Sheet classification:
Long-term borrowings		$196,337	$182,151

(a)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including amending and extending the maturity date of the Credit Facility to June 9, 2028 and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
(b)    For additional information on deferred financing costs, see Deferred Financing Costs below.
June 2024 Equity and Debt Transactions
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
Credit Facility
As of April 27, 2024, we are party to a credit agreement (the “Credit Agreement”), which was amended from time to time including on April 16, 2024, March 12, 2024, December 12, 2023, October 10, 2023, July 28, 2023, May 24, 2023, March 8, 2023, March 31, 2021, and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400.0 million (the “Credit Facility”) effective from the March 1, 2019 amendment. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for a $100.0 million maintaining the maximum availability under the Credit Agreement at $500.0 million. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate). For information regarding the Credit Agreement amendments, deferred financing costs and terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Debt.

Index to Form 10-K Index to FS
As of April 27, 2024, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
During the 52 weeks ended April 27, 2024, we borrowed $563.0 million and repaid $552.2 million under the Credit Agreement, with $164.9 million of outstanding borrowings as of April 27, 2024 under the Credit Facility. During the 52 weeks ended April 29, 2023, we borrowed $590.3 million and repaid $631.8 million under the Credit Agreement, with $154.2 million of outstanding borrowings as of April 29, 2023, comprised entirely of borrowings under the Credit Facility and $0 under the FILO Facility, which was repaid on August 1, 2022. As of both April 27, 2024 and April 29, 2023, we have issued $3.6 million and $2.1 million, respectively, in letters of credit under the Credit Facility.
Term Loan
As of April 27, 2024, we are party to a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with TopLids LendCo, LLC and Vital Fundco, LLC to incur the Term Loan Facility, which was amended on March 8, 2023 and July 28, 2023. The Term Loan Credit Agreement matures on April 7, 2025. The proceeds of the Term Loans were used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. For information regarding the Term Loan Credit Agreement amendments, deferred financing costs and terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Debt.
During the 52 weeks ended April 27, 2024, we incurred $2.7 million for interest in kind on the Term Loan Credit Agreement and repaid $0 under the Term Loan Credit Agreement, with $32.7 million of outstanding borrowings as of April 27, 2024. During the 52 weeks ended April 29, 2023, we borrowed $30.0 million and repaid $0 under the Term Loan Credit Agreement, with $30.0 million of outstanding borrowings as of April 29, 2023.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the consolidated balance sheets and are subsequently amortized ratably over the term of respective debt.

Dollars in thousands		As of
Balance Sheet Location	Maturity Date/ Amortization Term (a)	April 27, 2024	April 29, 2023
Credit Facility - Prepaid and Other Current Assets	December 28, 2024	$—	$3,776
Credit Facility - Other noncurrent assets		12,897	1,259
Credit Facility - sub-total		12,897	5,035
Term Loan - Contra Debt	April 7, 2025	1,263	2,003
Total deferred financing costs		$14,160	$7,038
(a)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including amending and extending the maturity date of the Credit Facility to June 9, 2028 and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.

Index to Form 10-K Index to FS
Interest Expense
The following table presents interest expense on the consolidated statement of operations and cash interest paid:

	52 weeks ended
	April 27, 2024	April 29, 2023
Interest Incurred
Credit Facility	$24,409	$16,994
Term Loan	3,984	3,078
Total Interest Incurred	$28,393	$20,072
Amortization of Deferred Financing Costs
Credit Facility	$11,910	$1,948
Term Loan	1,240	1,181
Total Amortization of Deferred Financing Costs	$13,150	$3,129
Interest Income, net of expense	$(1,178)	$(518)
Total Interest Expense	$40,365	$22,683

Cash Interest Paid	$24,943	$19,024

Income Tax Implications on Liquidity
As of April 27, 2024, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the consolidated balance sheet. We received refunds of $15.8 million refund in Fiscal 2023, an $8.5 million refund (including $0.9 million in interest) in Fiscal 2024 and we expect to receive additional refunds of approximately $2.4 million in Fiscal 2025.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2024 and Fiscal 2023, we did not purchase shares under the stock repurchase program. As of April 27, 2024, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2024 and Fiscal 2023, we also repurchased 147,885 shares and 347,808 shares, respectively, of our common stock in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
The following table sets forth our contractual obligations as of June 21, 2024 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
New Credit Facility (a)	$325.0	$—	$—	$325.0	$—
Lease obligations (excluding imputed interest) (b)	271.7	111.6	73.4	48.7	38.0
Purchase obligations (c)	18.6	12.1	6.5	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (d)	—	—	—	—	—
Total	$615.3	$123.7	$79.9	$373.7	$38.0

(a)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.

Index to Form 10-K Index to FS
(b)    Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty with 90 to 120 days' notice. Annual projections are based on current minimum guarantee amounts. In approximately 50% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts adjust annually to equal less than the prior year's commission earned. See Part II - Item 8. Financial Statements and Supplementary Data — Note 8. Leases.
(c)    Includes information technology contracts.
(d)    Other long-term liabilities excludes expected payments related to employee benefit plans.
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in our consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
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
Effective in April 2021, as contemplated by the F/L Relationship related merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.
We do not have gift card or customer loyalty programs. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
Service and other revenue
Service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, non-return rental penalty fees, and revenue from other programs.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation.
Cost is determined primarily by the retail inventory method for our Retail Segment. Our textbook and trade book inventories, for Retail and Wholesale Segments, are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2024 and Fiscal 2023.
Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $6.2 million in Fiscal 2024.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A 10 basis point change in actual shortage rates would have affected pre-tax earnings by approximately $1.0 million in Fiscal 2024.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates

Index to Form 10-K Index to FS
regarding residual value are incorrect, we may be exposed to losses or gains that could be material. A 10% change in rental cost of goods sold would have affected pre-tax earnings by approximately $3.7 million in Fiscal 2024.
Evaluation of Other Long-Lived Assets Impairment
As of April 27, 2024, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $52.9 million, $202.5 million, $94.2 million, and $24.7 million, respectively, on our consolidated balance sheet.
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
During Fiscal 2024, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $7.2 million (both pre-tax and after-tax), comprised of $0.4 million, $3.6 million, and $3.2 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the consolidated statement of operations.
During Fiscal 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6.0 million (both pre-tax and after-tax), comprised of $0.7 million, $1.7 million, and $3.6 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the consolidated statement of operations.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2024.
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

Index to Form 10-K Index to FS
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

Recent Accounting Pronouncements

See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements for information related to new accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Index to Form 10-K Index to FS
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Form 10-K Index to FS
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Barnes & Noble Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of April 27, 2024 and April 29, 2023, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended April 27, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the two years in the period ended April 27, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Index to Form 10-K Index to FS

Long-Lived Asset Impairment

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company tests its long-lived assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset (group) exceeds its fair value, the asset (group) is written down to its fair value and an impairment charge is recognized. During the fiscal year 2024, the Company recognized an impairment charge of $7.2 million related to long-lived assets at certain of its stores.

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

July 1, 2024

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	52 weeks ended
	April 27, 2024	April 29, 2023
Sales:
Product sales and other	$1,430,456	$1,406,655
Rental income	136,679	136,553
Total sales	1,567,135	1,543,208
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,135,376	1,119,482
Rental cost of sales	74,983	74,287
Total cost of sales	1,210,359	1,193,769
Gross profit	356,776	349,439
Selling and administrative expenses	311,574	357,611
Depreciation and amortization expense	40,560	42,163
Impairment loss (non-cash)	7,166	6,008
Restructuring and other charges	19,409	10,103
Operating loss	(21,933)	(66,446)
Interest expense, net	40,365	22,683
Loss from continuing operations before income taxes	(62,298)	(89,129)
Income tax expense (benefit)	183	1,011
Loss from continuing operations, net of tax	(62,481)	(90,140)
Loss from discontinued operations, net of tax of $20 and 398, respectively	(730)	(11,722)
Net loss	$(63,211)	$(101,862)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(23.47)	$(34.17)
Discontinued operations	$(0.28)	$(4.44)
Total Basic and Diluted Earnings per share	$(23.75)	$(38.61)
Weighted average shares of common stock outstanding - Basic and Diluted	2,662	2,638

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	April 27, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,459	$14,219
Receivables, net	104,110	92,512
Merchandise inventories, net	344,037	322,979
Textbook rental inventories	32,992	30,349
Prepaid expenses and other current assets	39,158	49,512
Assets held for sale, current	—	27,430
Total current assets	530,756	537,001
Property and equipment, net	52,912	68,153
Operating lease right-of-use assets	202,522	246,972
Intangible assets, net	94,191	110,632
Deferred tax assets, net	—	132
Other noncurrent assets	24,703	17,889
Total assets	$905,084	$980,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$299,157	$267,923
Accrued liabilities	77,441	85,759
Current operating lease liabilities	102,206	99,980
Liabilities held for sale	—	8,423
Total current liabilities	478,804	462,085
Long-term deferred taxes, net	1,289	1,970
Long-term operating lease liabilities	142,193	184,754
Other long-term liabilities	15,882	19,068
Long-term borrowings	196,337	182,151
Total liabilities	834,505	850,028
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 558 and 551 shares, respectively; outstanding, 532 and 526 shares, respectively	558	551
Additional paid-in capital	749,140	745,932
Accumulated deficit	(656,567)	(593,356)
Treasury stock, at cost	(22,552)	(22,376)
Total stockholders' equity	70,579	130,751
Total liabilities and stockholders' equity	$905,084	$980,779

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	52 weeks ended
	April 27, 2024	April 29, 2023
Cash flows from operating activities:
Net loss	$(63,211)	$(101,862)
Less: Loss from discontinued operations, net of tax	(730)	(11,722)
Loss from continuing operations, net of tax	(62,481)	(90,140)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	40,560	42,163
Impairment loss (non-cash)	7,166	6,008
Merchandise inventory loss	—	—
Content amortization expense	—	26
Amortization of deferred financing costs	13,150	3,129
Non-cash interest expense (paid-in-kind)	2,652	—
Deferred taxes	(550)	409
Stock-based compensation expense	3,380	4,715
Changes in operating lease right-of-use assets and liabilities	24	5,912
Changes in other long-term assets and liabilities and other, net	(20,997)	2,711
Changes in other operating assets and liabilities, net:
Receivables, net	(11,598)	43,489
Merchandise inventories	(21,058)	(29,125)
Textbook rental inventories	(2,643)	(737)
Prepaid expenses and other current assets	31,593	19,610
Accounts payable and accrued liabilities	19,257	82,343
Changes in other operating assets and liabilities, net	15,551	115,580
Net cash flows (used in) provided by operating activities from continuing operations	(1,545)	90,513
Net cash flows (used in) provided by operating activities from discontinued operations	(3,577)	1,157
Net cash flows (used in) provided by operating activities	$(5,122)	$91,670
Cash flows from investing activities:
Purchases of property and equipment	$(14,070)	$(25,092)
Changes in other noncurrent assets and other	78	591
Net cash flows used in investing activities from continuing operations	(13,992)	(24,501)
Net cash flows provided by (used in) investing activities from discontinued operations	21,395	(6,542)
Net cash flows provided by (used in) investing activities	$7,403	$(31,043)
Cash flows from financing activities:
Proceeds from borrowings	$563,023	$590,303
Repayments of borrowings	(552,230)	(631,849)
Payment of deferred financing costs	(16,316)	(7,265)
Purchase of treasury shares	(176)	(864)
Proceeds from the exercise of stock options, net	—	—
Net cash flows used in financing activities from continuing operations	(5,699)	(49,675)
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows used in financing activities	$(5,699)	$(49,675)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,418)	$10,952
Cash, cash equivalents, and restricted cash at beginning of period	31,988	21,036
Cash, cash equivalents, and restricted cash at end of period	28,570	31,988

Index to Form 10-K Index to FS

Less: Cash and cash equivalents of discontinued operations at end of period	—	(1,057)
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$28,570	$30,931

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$24,943	$19,024
Income taxes paid (net of refunds)	$(7,293)	$(15,216)

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 30, 2022	54,234	$542	$740,838	$(491,494)	2,188	$(21,512)	$228,374
Stock-based compensation expense			5,103				5,103
Vested equity awards	906	9	(9)				—
Shares repurchased for tax withholdings for vested stock awards					348	(864)	(864)
Net loss				(101,862)			(101,862)
Balance at April 29, 2023	55,140	$551	$745,932	$(593,356)	2,536	$(22,376)	$130,751
Stock-based compensation expense			3,215				3,215
Vested equity awards	700	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					148	(176)	(176)
Net loss				(63,211)			(63,211)
Reverse Stock Split	(55,282)	—	—	—	(2,657)	—	—
Balance at April 27, 2024	558	$558	$749,140	$(656,567)	27	$(22,552)	$70,579

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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. We operate 1,245 physical, virtual, and custom bookstores and serve more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. See BNC First Day Equitable and Inclusive Access Programs discussion below.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. See Relationship with Fanatics and Lids discussion below.
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
BNC First Day Equitable and Inclusive Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class. During the 52 weeks ended April 27, 2024, BNC First Day total revenue increased by $127,211, or 37%, to $473,863 compared to $346,652 during the prior year period.
•First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore. In the Spring of 2024, 160 campus stores are utilizing First Day® Complete representing enrollment of nearly 805,000 undergraduate and post graduate students (as reported by National Center for Education Statistics as of October 26, 2023), an increase of approximately 39% compared to Spring of 2023. During the 52 weeks ended April 27, 2024, First Day Complete sales increased by $94,948, or 48.0%, to $292,704 as compared to $197,756 in the prior year period.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS"). During the 52 weeks ended April 27, 2024, First Day sales increased by $32,263, or 21.7%, to 181,159 as compared to $148,896 in the prior year period.
Offering course materials through our equitable and inclusive access First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2024, the growth of our BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
Relationship with Fanatics and Lids
In December 2020, we entered into the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. Fanatics operates as our service provider, including processing consumer personal information on our behalf, using their cutting-edge e-commerce and technology expertise to offer our campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, our campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last three fiscal years consisted of the 52 weeks ended April 27, 2024 (“Fiscal 2024”) and 52 weeks ended April 29, 2023 (“Fiscal 2023”).
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03. On June 11, 2024, subsequent to the end of Fiscal 2024, we completed a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 in which every 100 shares of the common stock issued and outstanding was converted into one share of our common stock. The weighted average common shares and loss per common share reflect the bonus element resulting from the equity rights offering and the reverse stock split for all periods presented on the consolidated statements of operations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Liquidity and Going Concern Evaluation in conjunction with the issuance of the April 27, 2024 Consolidated Financial Statements
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these consolidated financial statements are issued.
Our primary sources of cash are net cash flows from operating activities and funds available under our Credit Facility. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. The tightening of our available credit commitments, including the elimination and repayment of our seasonal borrowing facility (FILO Facility) of $40,000, has had a significant impact on our liquidity during Fiscal 2023 and Fiscal 2024, including our ability to make timely vendor payments and school commission payments. Our recurring losses and projected cash needs, combined with our current liquidity levels and the maturity of our Credit Facility and Term Loan, which were originally scheduled to become due on December 28, 2024 and April 7, 2025, respectively, raised substantial doubt about our ability to continue as a going concern beyond twelve months from the issuance of our third quarter financial statements as of March 12, 2024 as disclosed in our previously filed Quarterly Report on Form 10-Q.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs.
Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95,000 of new equity capital through a $50,000 new equity investment (the “Private Investment”) led by Immersion Corporation (“Immersion”) and a $45,000 fully backstopped equity rights offering (the “Rights Offering”). The Transactions infused approximately $80,000 of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining controlling financial interest.
•Our existing Term Loan credit agreement lenders, TopLids LendCo, LLC and Vital Fundco, LLC, converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into our common stock.
•We refinanced our Credit Facility providing access to a $325,000 facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense.
As a result of the equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, all executed on June 10, 2024, Management concluded that substantial doubt about the Company's ability to continue as a going concern no longer exists. For additional information related to the rights offering, new equity investment, Term Loan credit agreement debt conversion, and Credit Facility refinancing terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Debt and Note 17. Subsequent Events.
Seasonality
Our business is highly seasonal. For example, our retail business is seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, the ability to secure inventory on a timely basis, as well as shifts in our fiscal calendar dates.
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
On May 31, 2023, we completed the sale of these assets related to our DSS Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the 52 weeks ended April 27, 2024, we recorded a Gain on Sale of Business of $3,545 in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under our Credit Facility. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	52 weeks ended
Dollars in thousands	April 27, 2024	April 29, 2023
Total sales	$2,784	$35,353
Cost of sales (a)	76	7,156
Gross profit (a)	2,708	28,197
Selling and administrative expenses	3,029	34,137
Depreciation and amortization	3	3,155
Gain on sale of business	(3,545)	—
Impairment loss (non-cash) (b)	610	—
Restructuring costs (c)	3,308	1,848
Transaction costs	13	381
Operating loss	(710)	(11,324)
Income tax expense	20	398
Loss from discontinued operations, net of tax	$(730)	$(11,722)

(a)    Cost of sales and Gross margin for the DSS Segment includes amortization expense (non-cash) related to content development costs of $0 and $6,594 for the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.
(b)    During the 52 weeks ended April 27, 2024, we recognized an impairment loss (non-cash) of $610 (both pre-tax and after-tax), comprised of $119 and $491 of property and equipment and operating lease right-of-use assets, respectively, on the consolidated statement of operations as part of discontinued operations.
(c)    During the 52 weeks ended April 27, 2024 and April 29, 2023, we recognized restructuring and other charges of $3,308 and $1,848, respectively, comprised of severance and other employee termination costs.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table summarizes the assets and liabilities of the Assets Held for Sale included in the consolidated balance sheets for the periods indicated:

	As of
	April 27, 2024	April 29, 2023
Cash and cash equivalents	$—	$1,057
Receivables, net	—	480
Prepaid expenses and other current assets	—	901
Property and equipment, net	—	19,523
Intangible assets, net	—	402
Goodwill	—	4,700
Deferred tax assets, net	—	130
Other noncurrent assets	—	237
Assets held for sale	$—	$27,430

Accounts payable	$—	$211
Accrued liabilities	—	8,212
Other long-term liabilities	—	—
Liabilities held for sale	$—	$8,423

Cash and Cash Equivalents
We consider all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
As of April 27, 2024, we had restricted cash of $18,111, comprised of $17,146 in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $965 in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
As of April 29, 2023, we had restricted cash of $16,712, comprised of $15,790 in prepaid and other current assets in the consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $922 in other noncurrent assets in the consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivables are as follows:

	As of
	April 27, 2024	April 29, 2023
Trade accounts	$75,026	$71,990
Advances for book buybacks	1,291	2,344
Credit/debit card receivables	9,075	4,733
Other receivables	18,718	13,445
Total receivables, net	$104,110	$92,512
Accounts receivable are presented on our consolidated balance sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. We write-off uncollectible

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
trade receivables once collection efforts have been exhausted and record bad debt expenses related to textbook rentals that are not returned and we are unable to successfully charge the customer. Allowance for doubtful accounts were $867, and $1,156 as of April 27, 2024 and April 29, 2023, respectively.
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
Cost is determined primarily by the retail inventory method for our Retail segment. Our textbook and trade book inventories, for Retail and Wholesale, are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments in Fiscal 2024 and Fiscal 2023.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The Retail Segment fulfillment order is directed first to our wholesale business before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. The Retail Segment's four largest suppliers, excluding the supply sourced from our Wholesale Segment, accounted for approximately 26% of our merchandise purchased during the 52 weeks ended April 27, 2024. For our Wholesale Segment, the four largest suppliers, excluding textbooks purchased from students at our Retail Segment's bookstores, accounted for approximately 24% of merchandise purchases during the 52 weeks ended April 27, 2024.
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
Cloud Computing Arrangements
Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in prepaid expenses and other assets in the consolidated balance sheets and amortized to selling and administrative expense in the consolidated statement of operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the consolidated balance sheets were $6,367 and $9,359 as of April 27, 2024 and April 29, 2023, respectively. We had $4,286 and $6,460 of amortization of implementation costs in selling and administrative expense in the consolidated statement of operations, for the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $27,281 and $29,401 of depreciation expense in the consolidated statement of operations for the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.
Content development costs are primarily related to development of courseware. Content amortization is computed using the straight-line method over estimated useful lives. Amortization of content development costs is recorded to cost of goods sold. We had $0 and $26 of content amortization expense in the consolidated statement of operations for the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Components of property and equipment are as follows:

		As of
	Useful Life	April 27, 2024	April 29, 2023
Property and equipment:
Leasehold improvements	(a)	$106,764	$120,687
Machinery, equipment and display fixtures	3 - 5	246,206	253,763
Computer hardware and capitalized software costs	(b)	167,347	163,098
Office furniture and other	2 - 7	62,133	66,201
Content development costs (c)	3 - 5	—	2,519
Construction in progress		2,361	4,644
Total property and equipment		584,811	610,912
Less accumulated depreciation and amortization		531,899	542,759
Total property and equipment, net		$52,912	$68,153
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
Intangible Assets
Amortizable intangible assets as of April 27, 2024 and April 29, 2023 are as follows:

		As of April 27, 2024
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	6 - 10	$225,337	$(132,138)	$93,199
Other (a)	1 - 3	3,500	(2,508)	992
		$228,837	$(134,646)	$94,191

		As of April 29, 2023
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	7 - 11	$239,955	$(130,667)	$109,288
Technology	3	1,500	(1,500)	—
Other (a)	1 - 4	4,162	(2,818)	1,344
		$245,617	$(134,985)	$110,632
(a)    Other consists of recognized intangibles for non-compete agreements and trade names
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended April 27, 2024	$13,279
For the 52 weeks ended April 29, 2023	$12,761

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

Estimated Amortization Expense: (Fiscal Year)
2025	$9,757
2026	$9,757
2027	$9,699
2028	$9,407
2029	$9,407
After 2029	$46,164
See Impairment of Long-Lived Assets below for discussion of impairment loss related to intangible assets.
Leases
We recognize lease assets and lease liabilities on the consolidated balance sheet for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification ("ASC") Topic 842, Leases. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. We recognize lease expense related to our college and university contracts as cost of sales in our consolidated statement of operations and we recognize lease expense related to our various office spaces as selling and administrative expenses in our consolidated statement of operations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 8. Leases.
Impairment of Long-Lived Assets
As of April 27, 2024, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $52,912, $202,522, $94,191, and $24,703, respectively, on our consolidated balance sheet. As of April 29, 2023, our other long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $68,153, $246,972, $110,632, and $17,889, respectively, on our consolidated balance sheet.
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
Many college and universities are providing alternatives to traditional in-person instruction, including online and hybrid learning options. Additionally, enrollment trends have been negatively impacted at physical campuses. Many other events, such as parent and alumni weekends and prospective student campus tour activities, offer a virtual option. These combined events have reduced on-campus activity, as well as increased competition and disintermediation, continue to impact the Company’s course materials and general merchandise business.
During Fiscal 2024, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $7,166 (both pre-tax and after-tax), comprised of $405, $3,600, and $3,161 of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the consolidated statements of operations.
During Fiscal 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $6,008 (both pre-tax and after-tax), comprised of $708, $1,697, $3,599 and $4 of property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets, respectively, on the consolidated statement of operations.
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in our consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
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
Effective in April 2021, as contemplated by the F/L Relationship's merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo and emblematic general merchandise sales on a gross basis prior to April 2021.

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
Service and other revenue
Service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within our physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.
Brand marketing agreements often include multiple performance obligations which are individually negotiated with our customers. For these arrangements that contain distinct performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and overtime for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.
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
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $5,784 and $9,139 in the consolidated statement of operations for the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve annual income tax disclosure requirements, primarily to (1) disclose specific categories in the rate reconciliation (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) enhance cash tax payment disclosures. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending April 26, 2025 and subsequent interim periods. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our consolidated financial statements.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	52 weeks ended
	April 27, 2024	April 29, 2023
Retail
Course Materials Product Sales	$971,950	$927,915
General Merchandise Product Sales (a)	364,097	385,499
Service and Other Revenue (b)	42,191	41,759
Retail Product and Other Sales sub-total	1,378,238	1,355,173
Course Materials Rental Income	136,679	136,553
Retail Total Sales	$1,514,917	$1,491,726
Wholesale Sales	$112,631	$106,366
Eliminations (c)	$(60,413)	$(54,884)
Total Sales	$1,567,135	$1,543,208
(a)Logo general merchandise sales for the Retail Segment are recognized on a net basis as commission revenue in the consolidated financial statements.
(b)Service and other revenue primarily relates to brand marketing programs and other service revenues.
(c)The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0 as of both April 27, 2024 and April 29, 2023 on our consolidated balance sheets.
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	52 weeks ended
	April 27, 2024	April 29, 2023
Deferred revenue at the beginning of period	$15,356	$16,475
Additions to deferred revenue during the period	176,319	184,163
Reductions to deferred revenue for revenue recognized during the period	(176,783)	(185,282)
Deferred revenue balance at the end of period:	$14,892	$15,356
Balance Sheet classification:
Accrued liabilities	$11,310	$11,218
Other long-term liabilities	3,582	4,138
Deferred revenue balance at the end of period:	$14,892	$15,356
As of April 27, 2024, we expect to recognize $11,310 of the deferred revenue balance within the next 12 months.
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
We have two reportable segments: Retail and Wholesale. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are not allocated to a specific reporting segment and continue to be presented as “Corporate Services”. We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker allocates resources and assesses financial performance. The following summarizes the two segments. For additional information about this segment's operations, see Part I - Item 1. Business.
Retail Segment
The Retail Segment operates 1,245 college, university, and K-12 school bookstores, comprised of 707 physical bookstores and 538 virtual bookstores. Our bookstores typically operate under agreements with the colleges, universities, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites, which we operate independently or along with our merchant service providers, and which offer students access to required and recommended course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,750 physical bookstores (including our Retail Segment's 707 physical bookstores) and sources and distributes new and used textbooks to our 538 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 325 college bookstores.
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
Our international operations are not material, and the majority of the revenue and total assets are within the United States.

	As of
	April 27, 2024	April 29, 2023
Total Assets
Retail	$748,378	$785,900
Wholesale	143,390	160,868
Corporate Services	13,316	6,581
Sub-Total	905,084	953,349
Assets Held for Sale	—	27,430
Total Assets	$905,084	$980,779

	52 weeks ended
	April 27, 2024	April 29, 2023
Capital Expenditures from Continuing Operations
Retail	$12,483	$23,098
Wholesale	1,573	1,959
Corporate Services	14	35
Total Capital Expenditures	$14,070	$25,092

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Summarized financial information for our reportable segments is reported below:

	52 weeks ended
	April 27, 2024	April 29, 2023
Sales:
Retail	$1,514,917	$1,491,726
Wholesale	112,631	106,366
Eliminations	(60,413)	(54,884)
Total Sales	$1,567,135	$1,543,208

Gross Profit
Retail	$332,947	$331,344
Wholesale	22,799	18,275
Eliminations	1,030	(180)
Total Gross Profit	$356,776	$349,439

Selling and Administrative Expenses
Retail	$278,459	$320,730
Wholesale	13,439	15,036
Corporate Services	19,679	22,000
Eliminations	(3)	(155)
Total Selling and Administrative Expenses	$311,574	$357,611

Depreciation and Amortization
Retail	$35,294	$36,737
Wholesale	5,228	5,373
Corporate Services	38	53
Total Depreciation and Amortization	$40,560	$42,163

Impairment loss (non-cash) - Retail (a)	$7,166	$6,008

Restructuring and Other Charges (b)
Retail	$571	$2,964
Wholesale	(813)	916
Corporate Services	19,651	6,223
Total Restructuring and Other Charges	$19,409	$10,103

Operating Income (Loss)
Retail	$11,457	$(35,095)
Wholesale	4,945	(3,050)
Corporate Services	(39,368)	(28,276)
Eliminations	1,033	(25)
Total Operating Loss	$(21,933)	$(66,446)

The following is a reconciliation of segment Operating Loss from Continuing Operations to consolidated Loss from Continuing Operations Before Income Taxes
Total Operating Loss	$(21,933)	$(66,446)
Interest Expense, net	(40,365)	(22,683)
Total Loss from Continuing Operations Before Income Taxes	$(62,298)	$(89,129)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
(a)See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Impairment of Long-Lived Assets.
(b)See Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Supplementary Information.
Note 5. Equity and Earnings Per Share
Equity
As of April 27, 2024, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 27, 2024, 55,840,166 shares and 53,156,369 shares of our common stock were issued and outstanding, respectively, and 0 shares of our preferred stock were both issued and outstanding. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED”.
On October 5, 2023, our shareholders approved an amendment and restatement of the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,500,000 of our Common Stock. We have reserved an aggregate of 17,909,345 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.
On June 5, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding was converted into one share of the Company’s common stock. The Reverse Stock Split reduced the number of shares of the Company’s outstanding common stock from approximately 2,620,495,552 shares (as of June 11, 2024) to approximately 26,204,956 shares, subject to adjustment for rounding. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
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
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2024 and Fiscal 2023, we did not purchase shares under the stock repurchase program. As of April 27, 2024, approximately $26,669 remains available under the stock repurchase program.
During Fiscal 2024 and Fiscal 2023, we also repurchased 147,885 shares and 347,808 shares of our common stock in connection with employee tax withholding obligations for vested stock awards, respectively.
Sale of Treasury Shares
In December 2020 (Fiscal 2021), we entered into a merchandising agreement with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc,. jointly as TopLids LendCo, LLC (“TopLids”), purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
approximately $4,131 and was recorded as a contract liability which is recognized over the term of the merchandising contracts for Fanatics and Lids ($211 and $211, respectively, in accrued liabilities, and $3,287 and $3,498, respectively, as of April 27, 2024 and April 29, 2023, in other long-term liabilities our consolidated balance sheet) which is expected to be recognized over the term of the merchandising contracts for Fanatics and Lids, as discussed in Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization - Relationship with Fanatics and Lids. For information related to additional equity investments by TopLids subsequent to the end of Fiscal 2024, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Related Party Transactions and Note 17 Subsequent Events.
Dividends
We paid no other dividends to common stockholders during Fiscal 2024 and Fiscal 2023. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements. See Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Debt and Note 17. Subsequent Event for details.
On April 16, 2024, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-thousandth of a share of our preferred stock at an established exercise price. The dividend was payable to holders of record as of the close of business on April 29, 2024. The rights will be exercisable only if a person or group acquires 10% or more of our outstanding common stock and various other criteria are met (the “Distribution Date”). Until the Distribution Date, the rights will not be exercisable; the rights will not be evidenced by separate rights certificates; and the rights will be transferable by, and only in connection with, the transfer of common stock. The rights will expire no later than January 31, 2025.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During Fiscal 2024 and Fiscal 2023, average shares of 32,304 and 47,404, respectively, were excluded from the diluted earnings per share calculation using the two-class method as their inclusion would have been antidilutive.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding was converted into one share of the Company’s common stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
Weighted average shares for both basic and diluted, prior to giving effect to the bonus element of the rights offering and the Reverse Stock Split was 52,935,533 for the 52 weeks ended April 27, 2024. The weighted average common shares and loss per common share reflect the bonus element resulting from the equity rights offering and the Reverse Stock Split for all periods presented on the consolidated statements of operations.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following is a reconciliation of the basic and diluted earnings per share calculation:

	52 weeks ended
(shares in thousands)	April 27, 2024	April 29, 2023
Numerator for basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(62,481)	$(90,140)
Loss from discontinued operations, net of tax	(730)	(11,722)
Net loss available to common shareholders	$(63,211)	$(101,862)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	2,662	2,638
Loss per share of Common Stock:
Basic and Diluted
Continuing operations	$(23.47)	$(34.17)
Discontinued operations	(0.28)	(4.44)
Basic and diluted loss per share of Common Stock	$(23.75)	$(38.61)

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
During the 52 weeks ended April 27, 2024 and April 29, 2023, we evaluated certain of our store-level long-lived assets in the Retail segment for impairment, and we recognized an impairment loss (non-cash) of $7,166 and $6,008, respectively, on the consolidated statement of operations. The fair value of the impaired long-lived assets were determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following table shows the fair values of our non-financial assets and liabilities that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	52 weeks ended April 27, 2024			52 weeks ended April 29, 2023
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Property and equipment, net	$460	$55	$405	$708	$—	$708
Operating lease right-of-use assets	8,044	4,444	3,600	3,002	1,305	1,697
Intangible assets, net	3,860	699	3,161	3,599	—	3,599
Other noncurrent assets	—	—	—	4	—	4
Total	$12,364	$5,198	$7,166	$7,313	$1,305	$6,008

Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. As of April 27, 2024, we recorded a liability of $8 (Level 2 input) which is reflected in accrued liabilities on the consolidated balance sheet. As of April 29, 2023, we recorded a liability of $777 (Level 2 input) which is reflected in accrued liabilities ($734) and other long-term liabilities ($42) on the consolidated balance sheet. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 12. Long-Term Incentive Compensation Expense.

Note 7. Debt

		As of
	Maturity Date (a)	April 27, 2024	April 29, 2023
Credit Facility	December 28, 2024	$164,947	$154,154
Term Loan	April 7, 2025	32,653	30,000
sub-total		197,600	184,154
Less: Deferred financing costs, Term Loan (b)		(1,263)	(2,003)
Total debt		$196,337	$182,151
Balance Sheet classification:
Long-term borrowings		$196,337	$182,151

(a)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including amending and extending the maturity date of the Credit Facility to June 9, 2028 and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
(b)    For additional information, see Deferred Financing Costs below.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95,000 of new equity capital through a $50,000 new equity investment (the “Private Investment”) led by Immersion Corporation (“Immersion”) and a $45,000 fully backstopped equity rights offering (the “Rights Offering”). The Transactions infused approximately $80,000 of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining controlling financial interest.
•Our existing Term Loan credit agreement lenders, TopLids LendCo, LLC and Vital Fundco, LLC, converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into our common stock.
•We refinanced our Credit Facility providing access to a $325,000 facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense.
For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
Credit Facility
As of April 27, 2024, we are party to a credit agreement (the “Credit Agreement”), which was amended from time to time including on April 16, 2024, March 12, 2024, December 12, 2023, October 10, 2023, July 28, 2023, May 24, 2023, March 8, 2023, March 31, 2021, and March 1, 2019, under which the lenders originally committed to provide us with a 5 year asset-backed revolving credit facility in an aggregate committed principal amount of $400,000 (the “Credit Facility”) effective from the March 1, 2019 amendment. We had the option to request an increase in commitments under the Credit Facility of up to $100,000, subject to certain restrictions. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs. The agreement included an incremental first in, last out seasonal loan facility (the “FILO Facility”) for $100,000 maintaining the maximum availability under the Credit Agreement at $500,000. As of July 31, 2022, the FILO Facility was repaid and eliminated according to its terms and future commitments under the FILO Facility were reduced to $0.
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. See Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
As of April 27, 2024, and through the date of this filing, we were in compliance with all debt covenants under the Credit Agreement.
During the 52 weeks ended April 27, 2024, we borrowed $563,023 and repaid $552,230 under the Credit Agreement, with $164,947 of outstanding borrowings under the Credit Facility as of April 27, 2024. During the 52 weeks ended April 29, 2023, we borrowed $590,303 and repaid $631,849 under the Credit Agreement, with $154,154 of outstanding borrowings as of April 29, 2023, comprised entirely of borrowing under the Credit Facility and $0 under the FILO Facility, which was repaid on August 1, 2022. As of April 27, 2024 and April 29, 2023, we issued $3,575 and $2,059, respectively, in letters of credit under the Credit Facility.
The following is a summary of the various Credit Agreement amendments.
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
We paid a fee of 0.25% of the outstanding principal amount of the commitments under the Credit Agreement on the amendment closing date and we will pay an additional fee of 1.00% of the outstanding principal amount of the commitments under the Credit Agreement on September 29, 2023 (see July 2023 Credit Agreement Amendment below for the change in payment terms)
During the 52 weeks ended April 29, 2023, we incurred debt issuance costs totaling $4,081 related to the March 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.
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
During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $11,516 related to the July 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
October 2023 Credit Agreement Amendment
On October 10, 2023, we amended our existing Credit Agreement to revise certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3,800 that would become due and payable at the earlier to occur of (a) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (b) an Event of Default under the Credit Agreement. During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $1,428 related to the October 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement.
December 2023 Credit Agreement Amendment
On December 12, 2023, we amended our existing Credit Agreement to, among other things: (i) amend the financial maintenance covenant to require Availability (as defined in the Credit Agreement) at all times to be greater than the greater of (x) 10% of the Aggregate Loan Cap (as defined in the Credit Agreement) and (y) (A) $32,500 or, subject to the satisfaction of certain conditions relating to the repayment of the Credit Agreement in full, (B) (a) $20,000 for the period of December 8, 2023 through January 12, 2024, (b) $25,000 for the period from January 26, 2024 through February 9, 2024, (c) $25,000 for the period of April 1, 2024 through April 30, 2024 and (d) $30,000 for the period of May 1, 2024 through May 31, 2024, and (ii) revise certain reporting requirements under the Credit Agreement. The amendment also revised the Specified Liquidity Transaction Fee introduced in the October 2023 Credit Agreement Amendment such that the $3,800 became due and was paid on January 31, 2024. During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $4,047 related to the December 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and subsequently amortized ratably over the term of the Credit Agreement. For additional information related to the Credit Agreement amendment, see the Company’s Report on Form 8-K dated December 12, 2023 and filed with the SEC on December 13, 2023.
March 2024 Credit Agreement Amendment
On March 12, 2024, we amended our existing Credit Agreement to, among other things, (i) revise certain reporting requirements under the Credit Agreement and (ii) set certain milestones for liquidity and refinancing contingency plans, with respect to which we must execute a binding commitment no later than April 3, 2024 (as may be extended by the administrative agent to April 10, 2024). During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $1,929 related to the March 2024 Credit Agreement amendment.
April 2024 Credit Agreement Amendment
On April 16, 2024, we amended our existing Credit Agreement to, among other things, revise certain milestones related to the previously-disclosed liquidity and refinancing contingency plans to align such milestones with the Transactions contemplated by the Purchase Agreement (as defined in Note 17. Subsequent Events) (the “Twelfth Amendment to Credit Agreement”), which milestones include (i) filing the Form S-1 no later than two (2) business days after the date of such amendment, (ii) obtaining receipt of support letters in support of the Transactions from persons owning not less than 20% of the outstanding voting stock of the Company by no later than May 3, 2024 (or such later date as agreed to in writing by the administrative agent in its sole discretion), (iii) obtaining receipt of the Securities and Exchange Commission (“SEC”) approval with respect to such Form S-1 on or before May 24, 2024 (or such later date as agreed to in writing by the administrative agent in its sole discretion) and (iv) closing the Transactions contemplated by the Purchase Agreement on or before the date that is 25 days after the receipt of SEC approval with respect to the Form S-1. During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $851 related to the April 2024 Credit Agreement amendment.
On June 10, 2024, subsequent to the end of the quarter, we amended and extended the Credit Agreement to provide access to a $325,000 facility (the “ABL Facility”) maturing in 2028. The refinanced ABL Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense. For information on the refinanced Credit Agreement terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
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
The Term Loan Credit Agreement provides for term loans in an amount equal to $30,000 (the “Term Loan Facility” and, the loans thereunder, the “Term Loans”) and matures on April 7, 2025. The proceeds of the Term Loans are being used to finance working capital, and to pay fees and expenses related to the Term Loan Facility. During the 52 weeks ended April 27, 2024, we incurred $2,652 for interest in kind on the Term Loans and repaid $0 under the Term Loan Credit Agreement, with $32,652 of outstanding borrowings as of April 27, 2024. During the 52 weeks ended April 29, 2023, we borrowed $30,000 and repaid $0 under the Term Loan Credit Agreement, with $30,000 of outstanding borrowings as of April 29, 2023.
The Term Loans accrue interest at a rate equal to 11.25%, payable quarterly. All interest on the Term Loan prior to July 29, 2023 was paid in cash. Subsequent to July 29, 2023, all interest incurred on the Term Loan was incurred in kind as permitted under the July 2023 Term Loan Amendment and is part of the outstanding debt balance. The Term Loans do not amortize prior to maturity.
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
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed certain equity transactions to substantially deleverage our consolidated balance sheet, including converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For information on the Term Loan Credit Agreement conversion transaction subsequent to the end of Fiscal 2024, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
The following is a summary of the various Term Loan Credit Agreement amendments.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $499 related to the July 2023 Term Loan Credit Agreement amendment. The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the consolidated balance sheets, and subsequently amortized ratably over the term of the Term Loan Facility.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the consolidated balance sheets and are subsequently amortized ratably over the term of respective debt.

Dollars in thousands		As of
Balance Sheet Location	Maturity Date/ Amortization Term (a)	April 27, 2024	April 29, 2023
Credit Facility - Prepaid and Other Current Assets	December 28, 2024	$—	$3,776
Credit Facility - Other noncurrent assets		12,897	1,259
Credit Facility - sub-total		12,897	5,035
Term Loan - Contra Debt	April 7, 2025	1,263	2,003
Total deferred financing costs		$14,160	$7,038
(a)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including amending and extending the maturity date of the Credit Facility to June 9, 2028 and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
Interest Expense
The following table presents interest expense on the consolidated statement of operations and cash interest paid during the 52 week periods:

	52 weeks ended
	April 27, 2024	April 29, 2023
Interest Incurred
Credit Facility	$24,409	$16,994
Term Loan	3,984	3,078
Total Interest Incurred	$28,393	$20,072
Amortization of Deferred Financing Costs
Credit Facility	$11,910	$1,948
Term Loan	1,240	1,181
Total Amortization of Deferred Financing Costs	$13,150	$3,129
Interest Income, net of expense	$(1,178)	$(518)
Total Interest Expense	$40,365	$22,683

Cash Interest Paid	$24,943	$19,024

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
The following table summarizes lease expense:

	52 weeks ended
	April 27, 2024	April 29, 2023
Variable lease expense	$69,550	$69,570
Operating lease expense	122,963	135,037
Net lease expense	$192,513	$204,607
The decrease in lease expense is primarily due to lower commission rates related to the shift from physical to digital course materials, closed stores, and the impact of the timing due to contract renewals, partially offset by higher sales for contracts based on a percentage of sales.
The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of April 27, 2024:

As of
April 27, 2024
Fiscal 2025	$111,590
Fiscal 2026	42,360
Fiscal 2027	31,060
Fiscal 2028	25,875
Fiscal 2029	22,821
Thereafter	37,960
Total lease payments	271,666
Less: imputed interest	(27,267)
Operating lease liabilities at period end	$244,399
Future lease payment obligations related to leases that were entered into, but did not commence as of April 27, 2024, were not material.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The following summarizes additional information related to our operating leases:

	As of
	April 27, 2024	April 29, 2023
Weighted average remaining lease term (in years)	4.6 years	5.3 years
Weighted average discount rate	4.8%	4.7%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$123,115	$127,582
ROU assets obtained in exchange for lease liabilities from initial recognition	$85,572	$97,926
Note 9. Supplementary Information
Restructuring and Other Charges
During the 52 weeks ended April 27, 2024, we recognized restructuring and other charges totaling $19,409, comprised primarily of $19,651 for costs associated with professional service costs for restructuring (as discussed below) and process improvements, and $1,097 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives ($33 is included in accrued liabilities in the consolidated balance sheet as of April 27, 2024), partially offset by a $1,339 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). Restructuring and other charges include costs associated with the costs of this committee, as well as other related legal and advisory professional service costs. On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. and provide additional flexibility for working capital needs. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
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
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Effective January 1, 2023, MBS amended the lease agreement to lower the rent and extend the term to December 31, 2024. Rent payments to MBS Realty Partners L.P. were approximately $690 and $1,150 during the 52 weeks ended April 27, 2024 and April 29, 2023, respectively.
TopLids LendCo, LLC
In December 2020 (Fiscal 2021), we entered into the F/L Relationship to execute a merchandising agreement with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc,. jointly as

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
TopLids LendCo, LLC (“TopLids”), purchased an aggregate 2,307,692 of our common shares. On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC (see discussion below). On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. TopLids will own more than 5% of our Common Stock outstanding following the closing of the transactions. Total commission revenue from the F/L Relationship was $126,886 and $145,416, during the 52 weeks ended April 27, 2024 and April 29, 2023, respectively. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization, Note 5. Equity and Earnings Per Share, Note 7. Debt, and Note 17. Subsequent Events.
VitalSource Technologies, Inc.
On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC (see discussion above) and Vital Fundco, LLC (a subsidiary of Vital Technologies, Inc. (“VitalSource”)). We have contracted with VitalSource to provide digitally formatted courseware, from all major publishers. On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. VitalSource will own more than 5% of our Common Stock outstanding following the closing of the transactions. Total purchases from the VitalSource were $331,232 and $249,464, during the 52 weeks ended April 27, 2024 and April 29, 2023, respectively. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Organization, Note 5. Equity and Earnings Per Share, Note 7. Debt, and Note 17. Subsequent Events.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly, if any. Total employee benefit expense for these plans was $1,687 and $4,391, during the 52 weeks ended April 27, 2024 and April 29, 2023, respectively. Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 12. Long-Term Incentive Compensation Expense
We have reserved 17,909,345 shares of our common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”), performance share units (“PSU”), and stock options. During the 52 weeks ended April 27, 2024, no equity share awards were granted to employees or board members.
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
Phantom Shares
Phantom share units were granted to employees. Each phantom share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed a specific value per share. The phantom shares vest and settle in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions.
As of April 27, 2024, we recorded a liability of $8 (Level 2 input) related to phantom share units grants which is reflected in accrued liabilities on the consolidated balance sheet. As of April 29, 2023, we recorded a liability of $777 (Level 2 input) related to phantom share units grants of which $734 and $42 is reflected in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheet, respectively.
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

Long-Term Incentive Compensation Activity
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding was converted into one share of the Company’s common stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events. The following table presents a summary of awards activity related to our current Equity Incentive Plan and reflects the Reverse Stock Split for all periods presented:

	Restricted Stock Awards		Restricted Stock Units		Phantom Shares
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, April 29, 2023	118	$230.00	10,910	$533.00	6,021	$301.00
Granted	—	$—	—	$—	—	$—
Vested	(118)	$230.00	(4,260)	$541.00	(5,048)	$253.00
Forfeited	—	$—	(1,797)	$590.00	(505)	$273.00
Balance, April 27, 2024	—	$—	4,853	$504.00	468	$850.00

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance, April 29, 2023	27,623	$240.00	$521.00
Granted	—	$—	$—
Exercised (a)	—	$—	$—
Forfeited	—	$—	$—
Expired	(2,433)	$219.00	$490.00
Balance, April 27, 2024	25,190	$241.00	$524.00
Exercisable, April 27, 2024	15,369	$223.00	$498.00

(a) During the period ended April 27, 2024, no options were exercised with a total intrinsic value of $0.

The aggregate grant date fair value of stock options that vested during the 52 weeks ended April 27, 2024 and April 29, 2023 was $1,540 and $1,903, respectively.

Total fair value of vested share awards during the periods ended April 27, 2024 and April 29, 2023 was $4,405 and $8,851, respectively.
Long-Term Incentive Compensation Expense
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	52 weeks ended
	April 27, 2024	April 29, 2023
Stock-based awards
Restricted stock expense	$11	$172
Restricted stock units expense	2,041	2,813
Performance share units expense (a)	—	10
Stock option expense	1,328	1,720
Sub-total stock-based awards:	$3,380	$4,715
Cash settled awards
Phantom share units expense	$(154)	$(299)
Total compensation expense for long-term incentive awards	$3,226	$4,416
(a)     Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
Total unrecognized compensation cost related to unvested awards as of April 27, 2024 was $2,352 and is expected to be recognized over a weighted-average period of 1.08 years.
Note 13. Income Taxes - Continuing Operations
For Fiscal 2024 and Fiscal 2023, we had no material revenue or expense in jurisdictions outside the United States other than India.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most significant impact of the legislation for the Company was an income tax benefit of $7,164 for the carryback of NOLs to higher

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
tax rate years, recorded in Fiscal 2021. As of April 29, 2024, we recognized a current income tax receivable for NOL carrybacks in prepaid and other current assets on the consolidated balance sheet. We received a $15,774 refund in Fiscal 2023 and a $7,621 refund in Fiscal 2024 and expect to receive additional refunds of approximately $2,403 in Fiscal 2025.
Income tax benefits for Fiscal 2024 and Fiscal 2023 are as follows:

	52 weeks ended
	April 27, 2024	April 29, 2023
Current:
Federal	$—	$—
State	318	301
International	417	252
Total Current	735	553
Deferred:
Federal	(552)	458
State	—	—
International	—	—
Total Deferred	(552)	458
Total US tax provision	$183	$1,011
Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	52 weeks ended
	April 27, 2024	April 29, 2023
Federal statutory income tax rate (a)	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.0	3.6
Permanent book / tax differences	(1.7)	(1.2)
Changes in valuation allowance	(23.0)	(24.6)
Other, net	(0.6)	0.1
Effective income tax rate	(0.3)%	(1.1)%
The effective tax rate for Fiscal 2024 is materially consistent with the prior year.
One percentage point on our Fiscal 2024 effective tax rate is approximately $623. The other permanent book/tax differences are principally comprised of non-deductible officer's compensation, and non-deductible stock compensation.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
The significant components of our deferred taxes consisted of the following:

	As of
	April 27, 2024	April 29, 2023
Deferred tax assets:
Estimated accrued liabilities	$3,279	$5,840
Inventory	19,402	19,426
Stock-based compensation	979	1,145
Insurance liability	—	347
Operating lease liabilities	53,628	65,471
Tax credits	1,131	886
Goodwill	7,329	8,314
Net operating losses	79,182	70,503
Interest carryforwards	14,897	7,246
Property and equipment	795	—
Other	4,052	2,456
Gross deferred tax assets	184,674	181,634
Valuation allowance	(81,174)	(56,962)
Net deferred tax assets	103,500	124,672
Deferred tax liabilities:
Intangible asset amortization	(19,757)	(23,555)
Operating lease right-of-use assets	(51,640)	(63,201)
LIFO inventory valuation	(33,392)	(33,999)
Property and equipment	—	(5,755)
Gross deferred tax liabilities	(104,789)	(126,510)
Net deferred tax liability	$(1,289)	$(1,838)
As of April 27, 2024 and April 29, 2023, we had $0 of unrecognized tax benefits.
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of both April 27, 2024 and April 29, 2023, we had accrued $0 for net interest and penalties.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of April 27, 2024, we recorded a valuation allowance of $81,174 compared to $56,962 as of April 29, 2023.
As of April 27, 2024, we had state net operating loss carryforwards (“NOLs”) of approximately $457,609 which will begin to expire in 2026, state tax credit carryforwards totaling $430 which will begin to expire in 2024, federal tax credit carryforward of $1,131 which will begin to expire in 2040 and federal NOLs of approximately $265,522 which have an indefinite carryforward period.
As of April 27, 2024, we recorded $201 of foreign withholding tax related to repatriations of earnings from certain foreign subsidiaries. If additional earnings in these foreign subsidiaries were repatriated in the future, additional income and withholding tax expense would be incurred. Additional income and withholding tax expense on any future repatriated earnings is estimated to be less than $100.
We are subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily Fiscal 2018 and forward. Some earlier years remain open for a small minority of states.
Potential Limitation to Future Tax Attribute Utilization
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the rights offering, backstop commitment, private investment, and debt conversion completed on June 10, 2024, we may have experienced an ownership changes as defined by Sections 382 and 383. The Company intends to perform a study to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under Section 382 and 383, we expect any corresponding annual limitations to severely impact the future utilization of our tax attributes including our $265,522 NOL carryforward. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
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
Purchase obligations, which includes information technology contracts, as of April 27, 2024 are as follows:

Less Than 1 Year	$12,066
1-3 Years	6,497
Total	$18,563
Note 16. Selected Quarterly Financial Information (Unaudited)
A summary of quarterly financial information for the 52 weeks ended April 27, 2024 and April 29, 2023 is as follows:

	13 weeks ended (a)				52 weeks ended
	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024	April 27, 2024
Sales	$264,161	$610,379	$456,673	$235,922	$1,567,135
Gross profit	$50,634	$136,242	$100,036	$69,864	$356,776
(Loss) income from continuing operations, net of tax (b)(c)(d)	$(49,971)	$24,854	$(9,928)	$(27,436)	$(62,481)
Loss from discontinued operations, net of tax	$(417)	$(674)	$289	$72	$(730)
Net (loss) income (b)(c)(d)	$(50,388)	$24,180	$(9,639)	$(27,364)	$(63,211)

(Loss) earnings per common share: (e)
Basic and Diluted
Continuing operations	$(18.87)	$9.36	$(3.71)	$(10.27)	$(23.47)
Discontinued operations	(0.16)	(0.25)	0.11	0.03	(0.28)
Total Basic and Diluted Earnings per share	$(19.03)	$9.11	$(3.60)	$(10.24)	$(23.75)
Weighted average common shares outstanding - Basic:	2,648	2,655	2,673	2,673	2,662
Weighted average common shares outstanding - Diluted:	2,648	2,655	2,673	2,673	2,662

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
(b)    Includes $4,633, $4,274, $3,413, and $7,089 of restructuring and other charges for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024 and April 27, 2024, respectively, and $19,409 for the 52 weeks ended April 27, 2024.
(c)    Includes $0, $0, $5,798, and $1,368 of impairment loss (non-cash) for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024 and April 27, 2024, respectively, and $7,166 for the 52 weeks ended April 27, 2024.
(d)    Includes $8,254, $10,664, $10,620, and $10,827 of interest expense for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024 and April 27, 2024, respectively, and $40,365 for the 52 weeks ended April 27, 2024. The increase in interest expense is primarily due to higher borrowings, higher interest rates and increased amortization of deferred financing costs.
(e)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, subsequent to the end of Fiscal 2024, we completed a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 in which every 100 shares of the common stock issued and outstanding was converted into one share of our common stock.
The weighted average common shares and loss per common share reflect the bonus element resulting from the equity rights offering and the reverse stock split for all periods presented on the consolidated statements of operations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.

	13 weeks ended (a)				52 weeks ended
	July 30, 2022	October 29, 2022	January 28, 2023	April 29, 2023	April 29, 2023
Sales	$254,674	$608,633	$438,054	$241,847	$1,543,208
Gross profit	$56,005	$138,141	$97,011	$58,282	$349,439
(Loss) income from continuing operations, net of tax (b)(c)(d)	$(50,322)	$24,168	$(22,134)	$(41,852)	$(90,140)
Loss from discontinued operations, net of tax	$(2,385)	$(2,024)	$(2,915)	$(4,398)	$(11,722)
Net (loss) income (b)(c)(d)	$(52,707)	$22,144	$(25,049)	$(46,250)	$(101,862)

(Loss) earnings per common share: (e)
Basic
Continuing operations	$(19.18)	$9.16	$(8.37)	$(15.82)	$(34.17)
Discontinued operations	(0.91)	(0.77)	(1.10)	(1.66)	(4.44)
Total Basic Earnings per share	$(20.09)	$8.39	$(9.47)	$(17.48)	$(38.61)
Weighted average common shares outstanding - Basic:	2,624	2,637	2,646	2,646	2,638

Diluted
Continuing operations	$(19.18)	$9.14	$(8.37)	$(15.82)	$(34.17)
Discontinued operations	(0.91)	(0.77)	(1.10)	(1.66)	(4.44)
Total Diluted Earnings per share	$(20.09)	$8.37	$(9.47)	$(17.48)	$(38.61)
Weighted average common shares outstanding - Diluted:	2,624	2,645	2,646	2,646	2,638
(a)    For information related to quarterly seasonality and other variance components, see Part II - Item 7. Management Discussion and Analysis - Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Seasonality.
(b)    Includes $375, $260, $4,127, and $5,341 of restructuring and other charges for the 13 weeks ended July 30, 2022, October 29, 2022, January 28, 2023 and April 29, 2023, respectively, and $10,103 for the 52 weeks ended April 29, 2023.
(c)    Includes $0, $0, $6,008, and $0 of impairment loss (non-cash) for the 13 weeks ended July 30, 2022, October 29, 2022, January 28, 2023 and April 29, 2023, respectively, and $6,008 for the 52 weeks ended April 29, 2023.
(d)    Includes $3,868, $4,886, $6,918, and $7,011 of interest expense for the 13 weeks ended July 30, 2022, October 29, 2022, January 28, 2023 and April 29, 2023, respectively, and $22,683 for the 52 weeks ended April 29, 2023.
(e)    On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various transactions, including an equity rights offering. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, subsequent to the end of Fiscal 2024, we completed a reverse stock split of our outstanding shares of common stock at a ratio of 1-

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
for-100 in which every 100 shares of the common stock issued and outstanding was converted into one share of our common stock.
The weighted average common shares and loss per common share reflect the bonus element resulting from the equity rights offering and the reverse stock split for all periods presented on the consolidated statements of operations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 17. Subsequent Events.
Note 17. Subsequent Events
On June 5, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares, and approved the transactions (the “Transactions”) as outlined below pursuant to a Standby, Securities Purchase and Debt Conversion Agreement, dated as of April 16, 2024, by and among the Company and certain investors (the “Purchase Agreement”).
On June 10, 2024, subsequent to the end of Fiscal 2024, we completed various Transactions to substantially deleverage our consolidated balance sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. The proceeds will be used to reduce the balance under the Company’s existing Credit Facility and pay expenses in connection with the Transactions.
For additional information related to the Transactions, see the Company’s Report on Form 8-K dated June 11, 2024. For information related to the Credit Agreement and Term Loan Credit Agreement prior to the execution of these Transaction, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Debt.
Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95,000 of new equity capital through a $50,000 new equity investment (the “Private Investment”) led by Immersion Corporation (“Immersion”) and a $45,000 fully backstopped equity rights offering (the “Rights Offering”). The Transactions infused approximately $80,000 of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining controlling financial interest. See Private Investment, Rights Offering, and Backstop Commitment below;
•Our existing Term Loan Credit Agreement lenders, TopLids LendCo, LLC (“TopLids”) and Vital Fundco, LLC (“VitalSource”), converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into shares of our common stock. See Term Loan Credit Agreement Debt Conversion below; and
•We amended and extended our existing asset based loan facility (the “Credit Facility”) providing access to a $325,000 revolving loan facility (the “Restated ABL Facility”) maturing in 2028. The amended ABL Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense. See Restated ABL Facility terms below.
Private Investment, Rights Offering, and Backstop Commitment
Immersion and VitalSource purchased approximately $45,000 and $5,000, respectively, in shares of our Common Stock, at the Subscription Price, defined below, in a private placement exempt from the registration requirements under the Securities Act and separate from the Rights Offering (the “Private Investment”). The Private Investment is in addition to shares of Common Stock purchased by Immersion pursuant to the Backstop Commitment discussed below.
Through the Rights Offering, we issued 900,000,000 shares of our common stock at a cash subscription price (the “Subscription Price”) of $0.05 per share. In the Rights Offering, we distributed to each holder of Common Stock, one non-transferable subscription right (each, a “Subscription Right”) for every share of Common Stock owned by such holder on May 14, 2024 (the “Record Date”), and each Subscription Right entitled the holder to purchase 17 shares of Common Stock. Each holder that fully exercised their Subscription Rights was entitled to Over-Subscription Rights to subscribe for additional shares of Common Stock that remain unsubscribed as a result of any unexercised Subscription Rights, which allowed such holder to subscribe for additional shares of Common Stock up to the number of shares purchased under such holder’s basic Subscription Right at $0.05 per share. We received approximately $32,100 in gross proceeds from the exercise of Subscriptions Rights and Over-Subscription Rights from the Company's stockholders.
For those Subscription Rights which remained unexercised, upon the expiration of the Rights Offering after accounting for all Over-Subscription Rights exercised, the standby purchasers, led by Immersion, Outerbridge Capital Management, LLC (“Outerbridge”) and Selz Family 2011 Trust (“Selz”), collectively purchased the unexercised Subscription Rights at the Subscription Price (“Backstop Commitment”). We received approximately $12,900 in gross proceeds for the exercise of Subscription Rights not subscribed for by the Company’s stockholders. We paid Immersion and Selz approximately $2,850

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
and $350, respectively, comprised of commitment fees in consideration for the Backstop Commitment, and expense reimbursements for all out-of-pocket costs, fees and expenses incurred in connection with the Transactions and we paid Outerbridge approximately $1,250 for expense reimbursements for all out-of-pocket costs, fees and expenses incurred in connection with the Transactions.
The Rights Offering was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
Term Loan Credit Agreement Debt Conversion
Upon closing of the Rights Offering, we converted all outstanding principal and any accrued and unpaid interest under the Term Loan Credit Agreement, totaling $34,000, into shares of our Common Stock.
Restated ABL Facility
On June 10, 2024 (the “Closing Date”), we amended and restated and extended the maturity of our existing asset-based Credit Facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto (such amended and restated credit facility, the “Restated ABL Facility”). Pursuant to the Restated ABL Facility, the lenders thereunder have committed to provide a four-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $325,000. The Restated ABL Facility has a maturity date of June 9, 2028.
Interest under the Restated ABL Facility accrues, at the election of the Company, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.50% per annum, plus a spread of 3.50% per annum or (y) at an alternate base rate, which is subject to a floor of 3.50% per annum, plus a spread of 2.50% per annum, provided that, in the event the Company meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum.
The Credit Agreement contains customary negative covenants that limit the Company’s ability to incur or assume additional indebtedness, grant or permit liens, make investments, make restricted payments and other specified payments, merge with other entities, dispose of or acquire assets, or engage in transactions with affiliates, among other things. Additionally, the Restated ABL Facility includes the following financial maintenance covenants:
•following the date that is six months following the Closing Date, the Company is required to maintain a minimum Availability (as defined in the Credit Agreement) of (x) $25,000 for the first thirty (30) months after the Closing Date and (y) $30,000 after the date that is thirty (30) months after the Closing Date;
•commencing with the month ending May 31, 2025, the Company is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Restated ABL Facility) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12-month period; and
•commencing with the quarter ending October 31, 2024, the Company is required to maintain a minimum Consolidated EBITDA (as defined in the Restated ABL Facility), which will be tested quarterly on the last day of each fiscal quarter for (a) the trailing six-month period for the first test date, (b) the trailing nine-month period of the second test date and (c) for the trailing 12-month period thereafter.
The Restated ABL Facility does not require the retention of a chief restructuring officer or the formation or maintenance of any special committees of the board of directors of the company.
The Credit Agreement contains customary events of default, including for non-payment of obligations owing under the Restated ABL Facility, material breaches of representations and warranties, failure to perform or observe covenants, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties.
In connection with the Restated ABL Facility, the 1.00% fee payable in connection with the eighth amendment to the Restated ABL Facility (prior to its having been restated) is due and payable (x) 50% on September 2, 2024 and (y) 50% on June 10, 2025.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(Thousands of dollars, except share and per share data)
Reverse Stock Split
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding was converted into one share of the Company’s common stock. No change will be made to the trading symbol for the Company’s shares of Common Stock, “BNED,” in connection with the Reverse Stock Split. The Reverse Stock Split is part of the Company’s plan to regain compliance with the minimum bid price requirement of $1.00 per share required to maintain continued listing on the NYSE.
The Reverse Stock Split reduced the number of shares of the Company’s outstanding common stock from approximately 2,620,495,552 shares (as of the date June 11, 2024, when including issuances pursuant to the Transactions) to approximately 26,204,956 shares, subject to adjustment for rounding.
The Reverse Stock Split affected all issued and outstanding shares of Common Stock. All outstanding options and restricted stock units, and other securities entitling their holders to purchase or otherwise receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity compensation plans will also be appropriately adjusted. Following the Reverse Stock Split, the par value of the Common Stock will remain unchanged at $0.01 per share. The Reverse Stock Split will not change the authorized number of shares of Common Stock or preferred stock. No fractional shares will be issued in connection with the reverse split; instead any fractional shares as a result of the Reverse Stock Split will be rounded up to the next whole number of post-split shares of Common Stock.

Index to Form 10-K Index to FS
Schedule II—Valuation and Qualifying Accounts

Receivables Valuation and Qualifying Accounts
(In thousands)

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 27, 2024	$1,156	$1,595	$(1,884)	$867
April 29, 2023	$2,243	$575	$(1,662)	$1,156

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 27, 2024	$2,426	$142,660	$(142,905)	$2,182
April 29, 2023	$2,723	$122,831	$(123,128)	$2,426

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

Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, and considering the items noted below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 27, 2024.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2024.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Ernst & Young LLP and the internal auditors have full and free independent access to the Audit Committee. The role of Ernst & Young LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of Ernst & Young LLP appears on page 63 of this report on Form 10-K for the year ended April 27, 2024.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Principal Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2024 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Index to Form 10-K Index to FS
Item 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Annual Report on Form 10-K, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 27, 2024 (the “Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of April 27, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,044	$520.00	69,130
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	30,044	$520.00	69,130
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended April 27, 2024 and April 29, 2023
Consolidated Balance Sheets as of April 27, 2024 and April 29, 2023
Consolidated Statements of Cash Flows for the years ended April 27, 2024 and April 29, 2023
Consolidated Statements of Equity for the years ended April 27, 2024 and April 29, 2023
Notes to Consolidated Financial Statements, for the years ended April 27, 2024 and April 29, 2023
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended April 27, 2024 and April 29, 2023
2.Financial Statement Schedules of Barnes & Noble Education, Inc.:
Included in Part II of this report: Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.
3.Exhibits:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Articles of Incorporation and By-Laws.

3.1
Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on September 25, 2017, and incorporated herein by reference.

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024, and incorporated herein by reference.

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2024, and incorporated herein by reference.

3.5
Second Amended and Restated By-Laws, as Amended, Effective as of October 5, 2023, of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on October 12, 2023, and incorporated herein by reference.

Instruments Defining the Rights of Securities; Description of Registrant’s Securities.

4.1
Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Barnes & Noble Education, Inc., dated as of March 25, 2020, filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on March 26, 2020, and incorporated herein by reference.

4.2*	Description of Capital Stock

Index to Form 10-K Index to FS

4.3	Form of Rights Certificate, filed as Exhibit 4.2 to Registration Statement on Form S-1 filed with the SEC on April 18, 2024, and incorporated herein by reference.

4.4
Rights Agreement by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit A the Form of Rights Certificate, dated as of August 3, 2015, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

4.5†
Form of Subscription Agent Agreement among Barnes & Noble Education, Inc., Computershare Inc. and Computershare Trust Company, N.A., filed as Exhibit 4.3 to Registration Statement on Form S-1 filed with the SEC on April 18, 2024, and incorporated herein by reference.

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

10.5
Fourth Amendment and Waiver to Credit Agreement, dated as of March 7, 2022, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on March 8, 2022, and incorporated herein by reference.

10.6
Term Loan Credit Agreement, dated as of June 7, 2022, among Barnes & Noble Education, Inc., as borrower, the guarantors party thereto, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on June 10, 2022, and incorporated herein by reference.

10.7
Limited Waiver Agreement, dated as of June 28, 2022, among Barnes & Noble Education, Inc., as borrower, the guarantors party thereto, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, filed as Exhibit 10.7 to Annual Report on Form 10-K filed with the SEC on June 29, 2022, and incorporated herein by reference.

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

10.9
Limited Waiver Agreement, dated as of June 28, 2022, among Barnes & Noble Education, Inc., as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.9 to Annual Report on Form 10-K filed with the SEC on June 29, 2022, and incorporated herein by reference.

10.10
Sixth Amendment to Credit Agreement, dated as of March 8, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.10 to Annual Report on Form 10-K filed with the SEC on July 31, 2023, and incorporated herein by reference.

Index to Form 10-K Index to FS

10.11
First Amendment to Term Loan Credit Agreement, dated as of March 8, 2023, among the Company, as borrower, certain subsidiaries of the Company party thereto as guarantors, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, referenced in the Report on Form 8-K filed with the SEC on March 9, 2023 and filed as Exhibit 10.11 to Report on Form 10-K filed with the SEC on July 31, 2023 and incorporated herein by reference.

10.12
Seventh Amendment to Credit Agreement, dated as of May 24, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on May 31, 2023. filed as Exhibit 10.12 to Report on Form 10-K filed with the SEC on July 31, 2023 and incorporated herein by reference.

10.13
Second Amendment to Term Loan Credit Agreement, dated as of May 24, 2023, among the Company, as borrower, certain subsidiaries of the Company party thereto as guarantors, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, referenced in the Report on Form 8-K filed with the SEC on May 31, 2023 and filed as Exhibit 10.13 to Report on Form 10-K filed with the SEC on July 31, 2023 and incorporated herein by reference.

10.14
Eighth Amendment to Credit Agreement, dated as of July 28, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, referenced in the Report on Form 8-K filed with the SEC on July 28, 2023 and filed as Exhibit 10.14 to Report on Form 10-K filed with the SEC on July 31, 2023 and incorporated herein by reference.

10.15
Third Amendment to Term Loan Credit Agreement, dated as of July 28, 2023, among the Company, as borrower, certain subsidiaries of the Company party thereto as guarantors, TopLids LendCo, LLC and Vital Fundco, LLC, as lenders, and TopLids LendCo, LLC, as administrative agent and collateral agent for the lenders, to the Term Loan Credit Agreement, dated as of June 7, 2022, referenced in the Report on Form 8-K filed with the SEC on July 28, 2023 and filed as Exhibit 10.15 to Report on Form 10-K filed with the SEC on July 31, 2023, and incorporated herein by reference.

10.16
Ninth Amendment to Credit Agreement, dated as of October 10, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 6, 2023, and incorporated herein by reference.

10.17
Tenth Amendment to Credit Agreement, dated as of December 12, 2023, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2023, and incorporated herein by reference.

10.18*
Eleventh Amendment to Credit Agreement, dated as of March 12, 2024, among the Company, as the lead borrower, the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders, to the Credit Agreement, dated as of August 3, 2015.

10.19
Twelfth Amendment to Credit Agreement, by and among Bank of America, N.A., the Lenders party thereto, Barnes & Noble Education, Inc., the other borrowers party thereto and the other parties party thereto as “Guarantors”, dated April 16, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

10.20
Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among Barnes & Noble Education, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024, and incorporated herein by reference.

10.21
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.22
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

10.26	Barnes & Noble Education, Inc. Form of Performance Share Award Agreement, filed as Exhibit 10.1 to Report on Form 10-Q filed with the SEC on September 8, 2016, and incorporated herein by reference.

10.27	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.7 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.28	Barnes & Noble Education, Inc. Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.29	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.8 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.30	Barnes & Noble Education, Inc. Form of Restricted Stock Award Agreement, filed as Exhibit 10.4 to Report on Form 10-Q filed with the SEC on December 4, 2018, and incorporated herein by reference.

10.31
Barnes & Noble Education, Inc. Form of Phantom Share Units Award Agreement, filed as Exhibit 10.15 to Annual Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

10.32
Barnes & Noble Education, Inc. Form of Non-Qualified Stock Options Award Agreement, filed as Exhibit 10.16 to Annual Report on Form 10-K filed with the SEC on June 30, 2021, and incorporated herein by reference.

10.33#
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.34#
Letter Agreement, dated as of April 1, 2020, between the Company and Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on April 2, 2020, and incorporated herein by reference.

10.35#
Amendment to Employment Agreement, dated September 24, 2020, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on September 29, 2020, and incorporated herein by reference.

10.36#	Amendment to Employment Agreement, dated June 23, 2022, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on June 24, 2022, and incorporated herein by reference.

10.37#
Performance Incentive Agreement, dated September 14, 2023, between Michael P. Huseby and Barnes & Noble Education, Inc., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.38#
Letter Agreement between Michael P. Huseby and Barnes & Noble Education, Inc., dated April 15, 2024, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

10.39#
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller, filed as Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.40#
Retention Agreement Amendment, dated September 8, 2023, between Michael C. Miller and Barnes & Noble Education, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.41#
Employment Letter, dated August 28, 2023, between Barnes & Noble Education, Inc. and Kevin Watson, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2023, and incorporated herein by reference.

10.42#
Amendment to Offer Letter Agreement, dated January 31, 2024, with Kevin Watson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2024, and incorporated herein by reference.

10.43#
Amended and Restated Employment Letter, dated June 19, 2019, between B&N Education, LLC, a subsidiary of Barnes & Noble Education, Inc. and Jonathan Shar, filed as Exhibit 10.2 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

Index to Form 10-K Index to FS

10.44#
Retention Agreement Amendment, dated September 8, 2023, between Jonathan Shar and Barnes & Noble Education, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.45#	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.46#
Form of Retention Agreement, dated as of July 14, 2022, of Barnes & Noble College Booksellers, LLC, relating to Retention Agreements entered into with each of Michael C. Miller and Jonathan Shar, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on July 18, 2022, and incorporated herein by reference.

10.47#
Form of Retention Agreement of Barnes & Noble College Booksellers, LLC, relating to Retention Agreements entered into with each of Michael C. Miller and Jonathan Shar, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on May 1 2023, and incorporated herein by reference.

10.48#
Independent Director Agreement, dated August 11, 2023 between Steven G. Panagos and Barnes & Noble Education, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023, and incorporated herein by reference.

10.49#
Independent Director Agreement, dated August 11, 2023 between Raphael T. Wallander and Barnes & Noble Education, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023, and incorporated herein by reference.

10.50
Standby, Securities Purchase and Debt Conversion Agreement, among the Company, Toro 18 Holdings LLC, Vital Fundco, LLC, TopLids LendCo, LLC, Outerbridge Capital Management, LLC and Selz Family 2011 Trust, dated April 16, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

Other.

19.1 *	Insider trading policies and procedures.

21.1*	List of subsidiaries of Barnes & Noble Education, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*
Certification by the Chief Executive Officer pursuant to Rule 17 CFR 240. 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification by the Chief Financial Officer pursuant to Rule 17 CFR 240. 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith

Index to Form 10-K Index to FS
†    Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type of information that the Registrant treats as confidential. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. FORM 10-K SUMMARY

None.

Index to Form 10-K Index to FS

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Barnes & Noble Education, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/s/ Jonathan Shar
Jonathan Shar
Chief Executive Officer

Date: July 1, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Shar	Chief Executive Officer (Principal Executive Officer)	July 1, 2024
Jonathan Shar

/s/ Kevin F. Watson	Chief Financial Officer (Principal Financial Officer)	July 1, 2024
Kevin F. Watson

/s/ Seema C. Paul	Chief Accounting Officer (Principal Accounting Officer)	July 1, 2024
Seema C. Paul

/s/ William C. Martin	Chairman and Director	July 1, 2024
William C. Martin

/s/ Emily S. Hoffman	Director	July 1, 2024
Emily S. Hoffman

/s/ Sean Madnani	Director	July 1, 2024
Sean Madnani

/s/ Elias Nader	Director	July 1, 2024
Elias Nader

/s/ Eric Singer	Director	July 1, 2024
Eric Singer

/s/ Kathryn Eberle Walker	Director	July 1, 2024
Kathryn Eberle Walker

/s/ Denise Warren	Director	July 1, 2024
Denise Warren