Form 10-Q
period 2024-07-27
Barnes & Noble Education, Inc.
filed 2024-09-10
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2024
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

Large accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 30, 2024, 26,208,036 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended July 27, 2024

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
•the pace of affordable textbook access adoption in the marketplace is slower than anticipated and our ability to successfully convert the majority of our institutions to our BNC First Day® affordable textbook access course material models or successfully compete with third parties that provide similar affordable textbook access solutions;
•the United States Department of Education proposed regulatory changes in January 2024 that, if enacted as proposed, could impact affordable textbook access models across the higher education industry as early as 2026;
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
•the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates;
•the timing of cash collection from our school partners;
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
•technological changes, including the adoption of artificial intelligence technologies for educational content;

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
•a determination that a change of ownership has occurred, which may limit the future utilization of our tax attributes including our $265,522 NOL carryforward;
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
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
	July 27, 2024	July 29, 2023
Sales:
Product sales and other	$250,926	$252,650
Rental income	12,505	11,511
Total sales	263,431	264,161
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	209,425	207,014
Rental cost of sales	6,800	6,513
Total cost of sales	216,225	213,527
Gross profit	47,206	50,634
Selling and administrative expenses	67,023	77,476
Depreciation and amortization expense	13,057	10,253
Loss on extinguishment of debt	55,233	—
Restructuring and other charges	3,618	4,633
Operating loss	(91,725)	(41,728)
Interest expense, net	7,618	8,254
Loss from continuing operations before income taxes	(99,343)	(49,982)
Income tax expense (benefit)	136	(11)
Loss from continuing operations	$(99,479)	$(49,971)
Loss from discontinued operations, net of tax of $0, and $20, respectively	$—	$(417)
Net loss	$(99,479)	$(50,388)

Loss per share of common stock:
Basic and Diluted:
Continuing operations	$(7.36)	$(18.87)
Discontinued operations	$—	$(0.16)
Total Basic and Diluted Earnings per share	$(7.36)	$(19.03)
Weighted average common shares outstanding - Basic and Diluted	13,511	2,648

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	July 27, 2024	July 29, 2023	April 27, 2024
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,212	$7,657	$10,459
Receivables, net	154,405	140,858	104,110
Merchandise inventories, net	395,272	384,185	344,037
Textbook rental inventories	10,320	6,860	32,992
Prepaid expenses and other current assets	33,152	59,012	39,158
Total current assets	601,361	598,572	530,756
Property and equipment, net	48,264	64,438	52,912
Operating lease right-of-use assets	241,852	283,096	202,522
Intangible assets, net	87,828	107,413	94,191
Other noncurrent assets	25,930	17,298	24,703
Total assets	$1,005,235	$1,070,817	$905,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$266,304	$275,380	$299,157
Accrued liabilities	75,713	89,792	77,441
Current operating lease liabilities	147,839	150,917	102,206
Total current liabilities	489,856	516,089	478,804
Long-term deferred taxes, net	1,306	1,836	1,289
Long-term operating lease liabilities	132,200	171,154	142,193
Other long-term liabilities	15,553	23,016	15,882
Long-term borrowings	221,916	277,663	196,337
Total liabilities	860,831	989,758	834,505
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 100,000, 2,000 and 2,000 shares, respectively; issued, 26,235, 553 and 558 shares, respectively; outstanding, 26,208, 527 and 532 shares, respectively	262	553	558
Additional paid-in capital	922,744	746,724	749,140
Accumulated deficit	(756,046)	(643,744)	(656,567)
Treasury stock, at cost	(22,556)	(22,474)	(22,552)
Total stockholders' equity	144,404	81,059	70,579
Total liabilities and stockholders' equity	$1,005,235	$1,070,817	$905,084

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	13 weeks ended
	July 27, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(99,479)	$(50,388)
Less: Loss from discontinued operations, net of tax	—	(417)
Loss from continuing operations	(99,479)	(49,971)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	13,057	10,253
Amortization of deferred financing costs	2,417	1,244
Loss on extinguishment of debt	55,233	—
Deferred taxes	17	(3)
Stock-based compensation expense	(863)	957
Changes in operating lease right-of-use assets and liabilities	(3,691)	721
Changes in other long-term assets and liabilities, net	2,446	4,056
Changes in other operating assets and liabilities
Receivables	(50,295)	(48,346)
Merchandise inventories, net	(51,235)	(61,206)
Textbook rental inventories	22,672	23,489
Prepaid expenses and other current assets	315	(12,168)
Accounts payable and accrued liabilities	(34,586)	11,116
Changes in other operating assets and liabilities	(113,129)	(87,115)
Net cash flows used in operating activities from continuing operations	(143,992)	(119,858)
Net cash flows used in operating activities from discontinued operations	—	(3,266)
Net cash flow used in operating activities	$(143,992)	$(123,124)
Cash flows from investing activities:
Purchases of property and equipment	$(3,470)	$(4,219)
Net change in other noncurrent assets	223	78
Net cash flows used in investing activities from continuing operations	(3,247)	(4,141)
Net cash flows provided by investing activities from discontinued operations	—	21,395
Net cash flow (used in) provided by investing activities	$(3,247)	$17,254
Cash flows from financing activities:
Proceeds from borrowings	$217,647	$145,187
Repayments of borrowings	(160,696)	(49,606)
Proceeds from Private Equity Investment	50,000	—
Proceeds from Rights Offering	45,000	—
Payment of equity issuance costs	(9,524)	—
Payment of deferred financing costs	(3,669)	(2,307)
Purchase of treasury shares	(4)	(98)
Proceeds from principal stockholder expense reimbursement	1,190	—
Net cash flows provided by financing activities from continuing operations	139,944	93,176
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	$139,944	$93,176

Net decrease in cash, cash equivalents and restricted cash	(7,295)	(12,694)
Cash, cash equivalents and restricted cash at beginning of period	28,570	31,988
Cash, cash equivalents and restricted cash at end of period	21,275	19,294
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$21,275	$19,294

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551	$551	$745,932	$(593,356)	26	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	2	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					—	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	553	$553	$746,724	$(643,744)	26	$(22,474)	$81,059

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558	$558	$749,140	$(656,567)	27	$(22,552)	$70,579
Stock-based compensation expense			(863)				(863)
Vested equity awards	3	—	—				—
Shares repurchased for tax withholdings for vested stock awards					—	(4)	(4)
Private Equity Investment	10,000	100	49,900				50,000
Rights Offering	9,000	90	44,910				45,000
Equity issuance costs			(9,524)				(9,524)
Term Loan debt conversion	6,674	67	86,688				86,755
Principal Stockholder expense reimbursement			1,940				1,940
Other		(553)	553				—
Net loss				(99,479)			(99,479)
Balance July 27, 2024	26,235	$262	$922,744	$(756,046)	27	$(22,556)	$144,404

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)
Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education or “BNED”, Inc., a Delaware corporation. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC.
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, which includes consolidated financial statements for the Company as of April 27, 2024 and April 29, 2023 and for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022 (“Fiscal 2024,” “Fiscal 2023” and “Fiscal 2022,” respectively).
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesalers, and inventory management hardware and software provider. We operate 1,164 physical and virtual bookstores and serve more than 5.7 million students, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable textbook access programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.
•First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students with both physical and digital materials. In addition to providing numerous benefits to students, faculty and administrators, the First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system (“LMS”).
The Barnes & Noble brand (licensed from our former parent) along with our subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important to our relationship with leading educational publishers who rely on us as one of their primary distribution channels.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our condensed consolidated financial statements reflect our condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Net income (loss) is equal to comprehensive income (loss) on our condensed consolidated statements of operations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 27, 2024 are not indicative of the results expected for the 53 weeks ending May 3, 2025 (“Fiscal 2025”).
Seasonality
Our business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates.
As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of a physical textbook where revenue is recognized over the rental period, and (ii) ala carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. See Revenue Recognition and Deferred Revenue discussion below.
Use of Estimates
In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Discontinued Operations
On May 31, 2023, we completed the sale of assets related to our Digital Student Solutions (“DSS”) Segment, which met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to the DSS Segment are included in the condensed consolidated statements of operations as “Loss from discontinued operations, net of tax.” The cash flows of the DSS Segment are also presented separately in our condensed consolidated statements of cash flows.

	13 weeks ended
	July 27, 2024	July 29, 2023
Total sales	$—	$2,784
Cost of sales	—	76
Gross profit	—	2,708
Selling and administrative expenses	—	2,281
Gain on sale of business	—	(3,068)
Impairment loss (non-cash)	—	610
Restructuring costs	—	3,287
Transaction costs	—	(5)
Operating loss	—	(397)
Income tax expense	—	20
Loss from discontinued operations, net of tax	$—	$(417)

Restricted Cash
As of July 27, 2024, July 29, 2023, and April 27, 2024, we had restricted cash of $13,063, $11,637, and $18,111, respectively, comprised of $10,704, $10,704, and $17,146, respectively, in prepaid and other current assets in the condensed consolidated balance sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B.A “Lids” for logo merchandise sales as per the Lids service provider merchandising agreement, and $2,359, $933, and $965, respectively, in other noncurrent assets in the condensed consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory, which includes certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Cost is determined primarily by the retail inventory method in our Retail segment. Our textbook and trade book inventories, for Retail and Wholesale, are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments during the 13 weeks ended July 27, 2024, July 29, 2023, and Fiscal 2024.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The physical bookstores fulfillment order is directed first to our wholesale operations before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of sales. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost.
Leases
We recognize lease assets and lease liabilities on the condensed consolidated balance sheets for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification (“ASC”) Topic 842, Leases. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. We recognize lease expense related to our college and university contracts as cost of sales in our condensed consolidated statements of operations and we recognize lease expense related to our various office spaces as selling and administrative expenses in our condensed consolidated statements of operations. For additional information, see Note 8. Leases.
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
Retail product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Product revenue from our wholesale operations is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sales.
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in our condensed consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

if the customer desires to do so. We record the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, we accelerate any remaining deferred rental revenue at the point of sale.
Revenue recognized for our BNC First Day® offerings is consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable textbook access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
We estimate returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.
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
As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics Retail Group Fulfillment, LLC (“Fanatics”, collectively, F/L Relationship), we recognize commission revenue earned for these sales on a net basis in our condensed consolidated financial statements.
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
Brand marketing agreements often include multiple performance obligations which are individually negotiated with our customers. For these arrangements that contain distinct performance obligations, we allocate the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and over time for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.
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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance and accounting. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to a reporting segment and are recorded in Corporate Services (defined below).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve annual income tax disclosure requirements, primarily to (1) disclose specific categories in the rate reconciliation (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) enhance cash tax payment disclosures. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024 (our Fiscal 2026), with early adoption permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending May 3, 2025 and subsequent interim periods. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
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

	13 weeks ended
	July 27, 2024	July 29, 2023
Retail
Course Materials Product Sales	$152,152	$138,536
General Merchandise Product Sales (a)	76,543	88,680
Service and Other Revenue (b)	8,499	6,733
Retail Product and Other Sales sub-total	237,194	233,949
Course Materials Rental Income	12,505	11,511
Retail Total Sales	$249,699	$245,460
Wholesale Sales	$34,229	$38,791
Eliminations (c)	$(20,497)	$(20,090)
Total Sales	$263,431	$264,161
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
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Contract Assets and Liabilities
Accounts receivables were $154,405, $140,858, $104,110 and $92,512 as of July 27, 2024, July 29, 2023, April 27, 2024 and April 29, 2023, respectively.
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	13 weeks ended
	July 27, 2024	July 29, 2023
Deferred revenue at the beginning of period	$14,892	$15,356
Additions to deferred revenue during the period	15,562	12,856
Reductions to deferred revenue for revenue recognized during the period	(16,627)	(12,444)
Deferred revenue balance at the end of period:	$13,827	$15,768
Balance Sheet classification:
Accrued liabilities	$10,488	$11,769
Other long-term liabilities	3,339	3,999
Deferred revenue balance at the end of period:	$13,827	$15,768
Note 4. Segment Reporting
We have two reportable segments: Retail and Wholesale. We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker (which we define as the Company's Chief Executive Officer) allocates resources and assesses financial performance. The following summarizes the two segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources, which are not allocated to a reporting segment and continue to be presented as “Corporate Services”.
Retail Segment
The Retail Segment operates 1,164 college, university, and K-12 school bookstores, comprised of 657 physical bookstores and 507 virtual bookstores. Our bookstores typically operate under agreements with the colleges, universities, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites, which we operate independently or along with our merchant service providers, and which offer students access to required and recommended course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
Wholesale Segment
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,650 physical bookstores (including our Retail Segment's 657 physical bookstores) and sources and distributes new and used

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

textbooks to our 507 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 320 college bookstores.
Corporate Services represents unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Our international operations are not material, and the majority of the revenue and total assets are within the United States.
The intercompany eliminations are primarily related to the following intercompany activities. The sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale, and the cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Summarized financial information for our reportable segments is reported below:

	13 weeks ended
	July 27, 2024	July 29, 2023
Sales
Retail	$249,699	$245,460
Wholesale	34,229	38,791
Eliminations	(20,497)	(20,090)
Total Sales	$263,431	$264,161

Gross Profit
Retail	$47,823	$50,291
Wholesale	5,125	5,794
Eliminations	(5,742)	(5,451)
Total Gross Profit	$47,206	$50,634

Selling and Administrative Expenses
Retail	$61,709	$69,173
Wholesale	3,192	3,388
Corporate Services	2,122	4,918
Eliminations	—	(3)
Total Selling and Administrative Expenses	$67,023	$77,476

Depreciation and Amortization
Retail	$11,670	$8,966
Wholesale	1,379	1,277
Corporate Services	8	10
Total Depreciation and Amortization	$13,057	$10,253

Loss on extinguishment of debt - Corporate Services	$55,233	$—

Restructuring and Other Charges
Retail	$912	$526
Wholesale	(89)	526
Corporate Services	2,795	3,581
Total Restructuring and Other Charges	$3,618	$4,633

Operating (Loss) Income
Retail	$(26,468)	$(28,374)
Wholesale	643	603
Corporate Services	(60,158)	(8,509)
Elimination	(5,742)	(5,448)
Total Operating Loss	$(91,725)	$(41,728)

Interest Expense, net	$7,618	$8,254
Total Loss from Continuing Operations Before Income Taxes	$(99,343)	$(49,982)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Note 5. Equity and Earnings Per Share
Equity
During the 13 weeks ended July 27, 2024, we did not repurchase shares of our Common Stock under the stock repurchase program and, as of July 27, 2024, approximately $26,669 remains available under the stock repurchase program.
During the 13 weeks ended July 27, 2024 and July 29, 2023, we repurchased 429 and 779 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
On April 16, 2024, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right entitled stockholders to buy one one-thousandth of a share of our preferred stock at an established exercise price. The dividend was payable to holders of record as of the close of business on April 29, 2024. The rights were exercisable only if a person or group acquired 10% or more of our outstanding Common Stock and various other criteria were met (the “Distribution Date”). Until the Distribution Date, the rights were not exercisable; the rights were not be evidenced by separate rights certificates; and the rights were transferable by, and only in connection with, the transfer of Common Stock. On July 3, 2024, the Company amended the rights plan to terminate the distributed rights effective July 3, 2024. At the time of the termination of the rights plan, all of the rights, which were previously distributed to holders of the Company's issued and outstanding Common Stock, expired. For additional information, please see the Company's Current Report on Form 8-K filed with the SEC on July 3, 2024.
On June 5, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 2,000,000 shares to 100,000,000 shares (post- reverse stock split).
Milestone Financing Transactions
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs. For additional information, see Note 7. Debt. Upon closing of the transactions on June 10, 2024:
•We received gross proceeds of $95,000 of new equity capital through a $50,000 new equity investment (the “Private Investment”) led by Immersion and a $45,000 fully backstopped equity rights offering (the “Rights Offering”). The transactions infused approximately $85,500 of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining a controlling interest in the Company. See Private Investment, Rights Offering, and Backstop Commitment below;
•Our existing Term Loan Credit Agreement lenders, TopLids LendCo, LLC (“TopLids”) and Vital Fundco, LLC (“VitalSource”), converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into shares of our Common Stock. See Term Loan Credit Agreement Debt Conversion below.
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
Through the Rights Offering, we issued 9,000,000 shares (post-reverse stock split) of our Common Stock at a cash subscription price of $0.05 per share (the “Subscription Price”). In the Rights Offering, we distributed to each holder of Common Stock, one non-transferable subscription right (each, a “Subscription Right”) for every share of Common Stock owned by such holder on May 14, 2024 (the “Record Date”), and each Subscription Right entitled the holder to purchase 17 shares of Common Stock. Each holder that fully exercised their Subscription Rights was entitled to rights to subscribe for additional shares of Common Stock that remain unsubscribed as a result of any unexercised Subscription Rights (“Over-Subscription Rights”), which allowed such holder to subscribe for additional shares of Common Stock up to the number of

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

shares purchased under such holder’s basic Subscription Right at $0.05 per share. We received approximately $32,100 in gross proceeds from the exercise of Subscriptions Rights and Over-Subscription Rights from the Company's stockholders.
For those Subscription Rights which remained unexercised, upon the expiration of the Rights Offering after accounting for all Over-Subscription Rights exercised, the standby purchasers, led by Immersion, Outerbridge Capital Management, LLC (“Outerbridge”) and Selz Family 2011 Trust (“Selz”), collectively purchased the unexercised Subscription Rights at the Subscription Price (“Backstop Commitment”). We received approximately $12,900 in gross proceeds for the exercise of Subscription Rights not subscribed for by the Company’s stockholders. We paid Immersion and Selz approximately $2,850 and $350, respectively, comprised of commitment fees in consideration for the Backstop Commitment, and expense reimbursements for all out-of-pocket costs, fees and expenses incurred in connection with the transactions and we paid Outerbridge approximately $1,250 for expense reimbursements for all out-of-pocket costs, fees and expenses incurred in connection with the transactions.
During the 13 weeks ended July 27, 2024, we incurred equity issuance costs totaling $9,524 related to the Rights Offering and Private Investment which are presented in additional paid in capital in the condensed consolidated balance sheet.
The Rights Offering was offered to all existing stockholders at a Subscription Price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the Rights Offering for all periods presented by a factor of 5.03.
Term Loan Credit Agreement Debt Conversion
Upon closing of the Rights Offering on June 10, 2024, we converted, at the Subscription Price, all outstanding principal and any accrued and unpaid interest under the Term Loan Credit Agreement, totaling $34,000, into 6,674 shares of our Common Stock. We recognized a loss on extinguishment of debt of $55,233 in the condensed consolidated statement of operations in connection with Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated.
Reverse Stock Split
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the Common Stock issued and outstanding was converted into one share of the Company’s Common Stock. No change was made to the trading symbol for the Company’s shares of Common Stock, “BNED,” in connection with the Reverse Stock Split. The Reverse Stock Split was part of the Company’s plan to regain compliance with the minimum bid price requirement of $1.00 per share required to maintain continued listing on the NYSE.
The Reverse Stock Split reduced the number of shares of the Company’s outstanding Common Stock from approximately 2,620,495,552 shares (as of the date June 11, 2024, when including issuances pursuant to the transactions) to approximately 26,204,956 shares, subject to adjustment for rounding.
The Reverse Stock Split affected all issued and outstanding shares of Common Stock. All outstanding options and restricted stock units, and other securities entitling their holders to purchase or otherwise receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity compensation plans was also appropriately adjusted. Following the Reverse Stock Split, the par value of the Common Stock will remain unchanged at $0.01 per share. The Reverse Stock Split will not change the authorized number of shares of Common Stock or preferred stock. No fractional shares will be issued in connection with the reverse split; instead any fractional shares as a result of the Reverse Stock Split will be rounded up to the next whole number of post-split shares of Common Stock.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for Common Stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended July 27, 2024 and July 29, 2023, average shares of 42,108 and 36,984 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively.
The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended
(shares in thousands)	July 27, 2024	July 29, 2023
Numerator for basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(99,479)	$(49,971)
Loss from discontinued operations, net of tax	—	(417)
Net loss available to common shareholders	$(99,479)	$(50,388)

Denominator for basic and diluted earnings per share:
Basic and diluted weighted average shares of Common Stock	13,511	2,648

Loss per share of Common Stock:
Basic and Diluted
Continuing operations	$(7.36)	$(18.87)
Discontinuing operations	—	(0.16)
Basic and diluted loss per share of Common Stock	$(7.36)	$(19.03)

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
Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair value of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1. The fair value of long-term debt approximates its carrying value.
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
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Note 7. Debt

		As of
	Maturity Date	July 27, 2024	July 29, 2023
Credit Facility	June 9, 2028	$221,916	$249,735
Term Loan		—	30,000
sub-total		221,916	279,735
Less: Deferred financing costs, Term Loan (a)		—	(2,072)
Total debt		$221,916	$277,663
Balance Sheet classification:
Short-term borrowings		$—	$—
Long-term borrowings		221,916	277,663
Total debt		$221,916	$277,663

(a) For additional information on Credit Facility and Term Loan deferred financing costs, see Deferred Financing Costs below.
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs.
Upon closing of the transactions on June 10, 2024:
•We received gross proceeds of $95,000 of new equity capital through a $50,000 new equity investment (the “Private Investment”) led by Immersion and the $45,000 Rights Offering. The transactions infused approximately $85,500 of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining a controlling interest in the Company. See Note 5. Equity and Earnings Per Share.
•Our existing Term Loan credit agreement lenders, TopLids and VitalSource, converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into our Common Stock. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. See Note 5. Equity and Earnings Per Share.
•We refinanced our Credit Facility providing access to a $325,000 facility maturing in 2028. The refinanced Credit Facility will enhance our financial flexibility and reduce our annual interest expense. See discussion below.
Credit Facility
As of July 27, 2024, we are party to a credit agreement (the “Credit Agreement”), which was amended and restated (the “A&R Credit Agreement”) on June 10, 2024 (the “Closing Date”), after having been amended numerous times between March 2019 and April 2024, under which the lenders originally committed to provide us with an asset-backed revolving credit facility in an aggregate principal amount of $400,000 (the “Credit Facility”), which was reduced to $380,000 by the April 2024 amendment.
Under the A&R Credit Agreement, on the Closing Date, we restructured the Credit Facility to provide an aggregate committed principal amount to up to $325,000 and extended the maturity of the Credit Facility by four years to June 9, 2028. Proceeds from the Credit Facility are and will be used for general corporate purposes, including seasonal working capital needs. The Company has interest-only obligations under the Credit Facility until the maturity date, at which time the total principal outstanding is due and payable.
Interest under the Credit Facility accrues, at the election of the Company, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.50% per annum, plus a spread of 3.50% per annum or (y) at an alternate base rate, which is subject to a floor of 3.50% per annum, plus a spread of 2.50% per annum, provided that, in the event the Company meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

The A&R Credit Agreement contains customary negative covenants that limit the Company’s ability to incur or assume additional indebtedness, grant or permit liens, make investments, make restricted payments and other specified payments, merge with other entities, dispose of or acquire assets, or engage in transactions with affiliates, among other things. Additionally, the A&R Credit Agreement includes the following financial maintenance covenants:
•following the date that is six months following the Closing Date, the Company is required to maintain a minimum Availability (as defined in the A&R Credit Agreement) of (x) $25,000 for the first thirty (30) months after the Closing Date and (y) $30,000 after the date that is thirty (30) months after the Closing Date;
•commencing with the month ending May 31, 2025, the Company is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12-month period; and
•commencing with the quarter ending October 31, 2024, the Company is required to maintain a minimum Consolidated EBITDA (as defined in the A&R Credit Agreement), which will be tested quarterly on the last day of each fiscal quarter for (a) the trailing six-month period for the first test date, (b) the trailing nine-month period of the second test date and (c) for the trailing 12-month period thereafter.
The A&R Credit Agreement contains customary events of default, including for non-payment of obligations owing under the Credit Facility, material breaches of representations and warranties, failure to perform or observe covenants, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The A&R Credit Agreement also contains customary affirmative covenants and representations and warranties.
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all-assets lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate).
In connection with the A&R Credit Agreement, the 1.00% fee payable in connection with the eighth amendment to the Credit Facility (prior to its having been amended and restated) is due and payable (x) 50% on September 2, 2024 and (y) 50% on June 10, 2025.
As of July 27, 2024, and through the date of this filing, we believe we were in compliance with the covenants under the A&R Credit Agreement.
During the 13 weeks ended July 27, 2024, we borrowed $217,647 and repaid $160,696 under the Credit Facility, and had outstanding borrowings of $221,916 as of July 27, 2024. During the 13 weeks ended July 29, 2023, we borrowed $145,187 and repaid $49,606 under the Credit Facility, and had outstanding borrowings of $249,735 as of July 29, 2023. As of July 27, 2024 and July 29, 2023, we have issued $3,575 and $575, respectively, in letters of credit under the Credit Facility.
Term Loan
On June 7, 2022, we entered into a Term Loan Credit Agreement (the “Term Loan”) with TopLids LendCo, LLC and Vital Fundco, LLC. The Term Loan provided for term loans in an amount equal to $30,000 and matured on April 7, 2025. The proceeds of the Term Loans were being used to finance working capital, and to pay fees and expenses related to the Term Loan.
On June 10, 2024, our existing Term Loan credit agreement lenders converted approximately $34,000 of outstanding principal and accrued and unpaid interest into our Common Stock, resulting in financing noncash flow activity totaling $86,755. We recognized a loss on extinguishment of debt of $55,233 in the condensed consolidated statement of operations in connection with the Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. See Note 5. Equity and Earnings Per Share.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the condensed consolidated balance sheets, and are subsequently amortized ratably over the term of respective debt.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	July 27, 2024	July 29, 2023
Credit Facility - Prepaid and Other Current Assets	June 9, 2028	$—	$13,638
Credit Facility - Other noncurrent assets		14,343	1,432
Credit Facility - sub-total		14,343	15,070
Term Loan - Contra Debt		—	2,072
Total deferred financing costs		$14,343	$17,142
Interest Expense
The following table disaggregates interest expense for the 13 week periods:

	13 weeks ended
	July 27, 2024	July 29, 2023
Interest Incurred
Credit Facility	$4,784	$5,715
Term Loan	453	1,306
Total Interest Incurred	$5,237	$7,021
Amortization of Deferred Financing Costs
Credit Facility	$2,267	$944
Term Loan	150	300
Total Amortization of Deferred Financing Costs	$2,417	$1,244
Interest Income, net of expense	$(36)	$(11)
Total Interest Expense	$7,618	$8,254
Cash interest paid during the 13 weeks ended July 27, 2024 and July 29, 2023 was $4,732 and $5,534, respectively.
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
We recognize a right of use (“ROU”) asset and lease liability in our condensed consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. Our lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
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
For the 13 weeks ended July 27, 2024 and July 29, 2023
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
We recognized lease expense related to our college and university contracts as cost of sales in our condensed consolidated statements of operations as follows:

	13 weeks ended
	July 27, 2024	July 29, 2023
Variable lease expense	$12,803	$12,229
Operating lease expense	21,331	22,389
Net lease expense	$34,134	$34,618
The following table summarizes our minimum fixed lease obligations, excluding variable commissions:

As of July 27, 2024
Remainder of Fiscal 2025	$140,149
Fiscal 2026	40,833
Fiscal 2027	33,670
Fiscal 2028	28,390
Fiscal 2029	25,308
Thereafter	38,000
Total lease payments	306,350
Less: imputed interest	(26,311)
Operating lease liabilities at period end	$280,039
Future lease payment obligations related to leases that were entered into, but did not commence as of July 27, 2024, were not material. The following summarizes additional information related to our operating leases:

	As of
	July 27, 2024	July 29, 2023
Weighted average remaining lease term (in years)	4.1 years	4.6 years
Weighted average discount rate	4.2%	4.1%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$25,272	$22,804
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$58,683	$59,304
Note 9. Supplementary Information
Restructuring and other charges
During the 13 weeks ended July 27, 2024, we recognized restructuring and other charges totaling $3,618 comprised primarily of $1,963 of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1,091 related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives ($1,506 is included in accrued liabilities in the condensed consolidated balance sheet as of July 27, 2024) and $528 for legal and advisory professional service costs for restructuring and process improvements and other charges. We recognized an increase to additional paid in capital on the condensed consolidated balance sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

During the 13 weeks ended July 29, 2023, we recognized restructuring and other charges totaling $4,633 comprised primarily of $3,582 of professional service costs for restructuring and process improvements, and $1,051 of severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives.
Note 10. Long-Term Incentive Plan Compensation Expense
On June 19, 2024, we granted 37,205 restricted stock units to certain Board of Director members. The restricted stock units vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.
We recognized compensation expense for previously granted long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended
	July 27, 2024	July 29, 2023
Stock-based awards
Restricted stock expense	$—	$7
Restricted stock units expense	(16)	568
Stock option expense	(847)	382
Sub-total stock-based awards:	$(863)	$957
Cash settled awards
Phantom share units expense	$(5)	$(89)
Total compensation expense for long-term incentive awards	$(868)	$868
The negative long-term incentive plan is primarily due to forfeitures of $1,562 resulting from the resignation of our Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of July 27, 2024 was $935 and is expected to be recognized over a weighted-average period of 0.6 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 and $1,097 during the 13 weeks ended July 27, 2024 and July 29, 2023, respectively. Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 12. Income Taxes
Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income (loss) (pre-tax income (loss) excluding unusual or infrequently occurring discrete items) for the reporting period. For the 13 weeks ended July 27, 2024 and July 29, 2023, respectively, and in accordance with ASC 740-270-30-18 Income Taxes - Interim Reporting - Initial Measurement, and paragraph 82 of FASB interpretation No. 18, Accounting for Income Taxes in Interim Periods, we utilized the discrete effective tax rate method to calculate our interim income tax provision related to our domestic operations. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is no longer reliable due to the sensitivity of the estimated annual effective tax rate to minor changes in estimated annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely.
We recorded an income tax expense of $136 on pre-tax loss of $(99,343) during the 13 weeks ended July 27, 2024, which represented an effective income tax rate of (0.1)% and an income tax benefit of $(11) on pre-tax loss of $(49,982) during the 13

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 weeks ended July 27, 2024 and July 29, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

weeks ended July 29, 2023, which represented an effective income tax rate of 0%. The effective tax rate for the 13 weeks ended July 27, 2024 is materially consistent with the prior year comparable period.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 27, 2024, we determined that it was more likely than not that we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan debt conversion completed on June 10, 2024, we may have experienced an ownership change as defined by Sections 382 and 383. The Company intends to perform a study to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under Section 382 and 383, we expect any corresponding annual limitations to impact the future utilization of our tax attributes including our $265,522 NOL carryforward.
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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “we,” “us,” “our” and “the Company” refer to Barnes & Noble Education, Inc. or “BNED”, a Delaware corporation. References to “MBS” refer to our subsidiary MBS Textbook Exchange, LLC.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Please reference the disclosure regarding forward-looking statements for more information.
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesalers, and inventory management hardware and software provider. We operate 1,164 physical and virtual bookstores and serve more than 5.7 million students, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable textbook access programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. See BNC First Day® Affordable Textbook Access Programs below.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities with our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
The Barnes & Noble brand (licensed from our former parent) along with our subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Our large college footprint, reputation, and credibility in the marketplace not only support our marketing efforts to universities, students, and faculty, but are also important to our relationship with leading educational publishers who rely on us as one of their primary distribution channels.
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
BNC First Day® Affordable Textbook Access Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable textbook access programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

•First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students with both physical and digital materials. In addition to providing numerous benefits to students, faculty and administrators, the First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system (“LMS”).
Offering course materials through our BNC First Day® affordable textbook access programs, First Day Complete and First Day, is an important strategic initiative of ours to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable textbook access programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. In Fiscal 2024, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
The following table summarizes our BNC First Day® sales for the 13 weeks ended July 27, 2024 and July 29, 2023:

Dollars in millions	13 weeks ended
	July 27, 2024	July 29, 2023	Var $	Var %
First Day Complete Sales	$34.7	$25.5	$9.2	36%
First Day Sales	$46.7	$36.3	$10.4	29%
Total BNC First Day® Sales	$81.4	$61.8	$19.6	32%

Financing Arrangements
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs, which will also allow us to strategically invest in innovation and growth initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see the Liquidity discussion below.
Segments
We have two reportable segments: Retail and Wholesale. We identify our segments in accordance with the way our business is managed (focusing on the financial information distributed) and the manner in which our chief operating decision maker (which we define as the Company's Chief Executive Officer) allocates resources and assesses financial performance. The following summarizes the two segments. For additional information about each segment's operations, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
The Retail Segment operates 1,164 college, university, and K-12 school bookstores, comprised of 657 physical bookstores and 507 virtual bookstores. Our bookstores typically operate under agreements with the colleges, universities, or K-12 schools to be the official bookstore and the exclusive seller of course materials and supplies, including physical and digital products. The majority of the physical campus bookstores have school-branded e-commerce websites, which we operate independently or along with our merchant service providers, and which offer students access to required and recommended course materials and affinity products, including emblematic apparel and gifts. The Retail Segment offers our BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. Additionally, the Retail Segment offers a suite of digital content and services to colleges and universities, including a variety of open educational resource-based courseware.
During the 13 weeks ended July 27, 2024, we opened 30 stores and closed 111 stores in the Retail Segment with estimated net annual sales of $(71) million as we pruned some under-performing, less profitable stores, satellite stores, and certain other contracts were awarded to competitors. The Company’s strategic initiative is to close under-performing and less profitable stores. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales.
The Wholesale Segment is comprised of our wholesale textbook business and is one of the largest textbook wholesalers in the country. The Wholesale Segment centrally sources, sells, and distributes new and used textbooks to approximately 2,650 physical bookstores (including our Retail Segment's 657 physical bookstores) and sources and distributes new and used textbooks to our 507 virtual bookstores. Additionally, the Wholesale Segment sells hardware and a software suite of applications that provides inventory management and point-of-sale solutions to approximately 320 college bookstores.
Corporate Services represents unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as accounting, legal, treasury, information technology, and human resources.
Seasonality
Our business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Product revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in our condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day® affordable textbook access programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable textbook access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable textbook access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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

•Economic Environment: General merchandise sales are subject to short-term fluctuations driven by the broader retail environment and other economic factors, such as interest rate fluctuations and inflationary considerations. Broader macro-economic global supply chain issues could impact our ability to source physical textbooks, school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing. Union and labor market issues may also impact our ability to provide services and products to our customers. A significant reduction in U.S. economic activity could lead to decreased consumer spending.
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Fall of 2023 and Spring of 2024, we observed increased year-over-year enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18-24 year-old college age. Online degree program enrollments continue to grow, which impacts the level of in-store traffic for general merchandise sales, including for cafe and convenience products.
•Increased Use of Open Educational Resources (“OER”), Online and Digital Platforms as Companions or Alternatives to Traditional Course Materials, Including Artificial Intelligence (“AI”) Technologies. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms.
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
•Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, and publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, including student-to-student transactions over the Internet, and multi-title subscription access. We counteract disintermediation as we continue to scale the number of schools that adopt our BNC First Day® affordable textbook access programs, given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon our ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. We are a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day Complete equitable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.

•First Day Complete and First Day Models. Offering course materials sales through our BNC First Day® affordable textbook access programs, First Day Complete and First Day, is a key, and increasingly important, strategic initiative of ours to meet the market demands of reduced pricing for students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable textbook access programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all. Additionally, the United States Department of Education proposed regulatory changes in January 2024 that, if enacted as proposed, could impact affordable textbook access programs across the higher education industry as early as 2026.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as affordable textbook access programs and publisher subscription models) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores.
For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
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
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting. Shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions, are not allocated to a specific reporting segment and are recorded in Corporate Services as discussed in the Overview-Segments discussion above.

Results of Operations - Summary - Continuing Operations (a)

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Sales:
Product sales and other	$250,926	$252,650
Rental income	12,505	11,511
Total sales	$263,431	$264,161

Net loss from continuing operations	$(99,479)	$(49,971)

Adjusted Earnings (non-GAAP) - Continuing Operations (a)	$(41,491)	$(44,381)

Adjusted EBITDA by Segment (non-GAAP) - Continuing Operations (a)
Retail	$(13,723)	$(18,692)
Wholesale	1,942	2,415
Corporate Services	(3,157)	(4,160)
Elimination	(5,742)	(5,448)
Total Adjusted EBITDA (non-GAAP) - Continuing Operations	$(20,680)	$(25,885)

(a)Adjusted Earnings, Adjusted EBITDA, and Adjusted EBITDA by Segment are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Percentage of Total Sales:	13 weeks ended
	July 27, 2024	July 29, 2023
Sales:
Product sales and other	95.3%	95.6%
Rental income	4.7	4.4
Total sales	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	83.5	81.9
Rental cost of sales (a)	54.4	56.6
Total cost of sales	82.1	80.8
Gross margin	17.9	19.2
Selling and administrative expenses	25.4	29.3
Depreciation and amortization expense	5.0	3.9
Loss on extinguishment of debt	21.0	—
Restructuring and other charges	1.4	1.8
Operating loss from continuing operations	(34.9)%	(15.8)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Results of Operations - Discontinued Operations
On May 31, 2023, we completed the sale of assets related to our Digital Student Solutions (“DSS”) Segment, which met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to the DSS Segment are included in the condensed consolidated statements of operations as “Loss from discontinued operations, net of tax.” The cash flows of the DSS Segment are also presented separately in our condensed consolidated statements of cash flows. For additional information, see Part II - Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Total sales	$—	$2,784
Cost of sales	—	76
Gross profit	—	2,708
Selling and administrative expenses	—	2,281
Gain on sale of business	—	(3,068)
Impairment loss (non-cash)	—	610
Restructuring costs	—	3,287
Transaction costs	—	(5)
Operating income loss	—	(397)
Income tax expense	—	20
Loss from discontinued operations, net of tax	$—	$(417)

Results of Operations - Continuing Operations - 13 weeks ended July 27, 2024 compared with the 13 weeks ended July 29, 2023

	13 weeks ended July 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$237,194	$34,229	$—	$(20,497)	$250,926
Rental income	12,505	—	—	—	12,505
Total sales	249,699	34,229	—	(20,497)	263,431
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	195,076	29,104	—	(14,755)	209,425
Rental cost of sales	6,800	—	—	—	6,800
Total cost of sales	201,876	29,104	—	(14,755)	216,225
Gross profit	47,823	5,125	—	(5,742)	47,206
Selling and administrative expenses	61,709	3,192	2,122	—	67,023
Depreciation and amortization expense	11,670	1,379	8	—	13,057
Loss on extinguishment of debt	—	—	55,233	—	55,233
Restructuring and other charges	912	(89)	2,795	—	3,618
Operating (loss) income	$(26,468)	$643	$(60,158)	$(5,742)	$(91,725)

	13 weeks ended July 29, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services	Eliminations	Total
Sales:
Product sales and other	$233,949	$38,791	$—	$(20,090)	$252,650
Rental income	11,511	—	—	—	11,511
Total sales	245,460	38,791	—	(20,090)	264,161
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	188,656	32,997	—	(14,639)	207,014
Rental cost of sales	6,513	—	—	—	6,513
Total cost of sales	195,169	32,997	—	(14,639)	213,527
Gross profit	50,291	5,794	—	(5,451)	50,634
Selling and administrative expenses	69,173	3,388	4,918	(3)	77,476
Depreciation and amortization expense	8,966	1,277	10	—	10,253
Restructuring and other charges	526	526	3,581	—	4,633
Operating (loss) income	$(28,374)	$603	$(8,509)	$(5,448)	$(41,728)

First quarter fiscal year 2025 revenue decreased by $0.7 million, or 0.3% to $263.4 million, primarily driven by a net decrease in physical locations, many of which were closures of under-performing stores, offset by higher comparable stores sales and new store sales resulting from 32% growth in our BNC First Day® programs. As discussed below, net loss was $(99.5) million, inclusive of a loss on extinguishment of debt of $(55.2) million, compared to a net loss of $(50.0) million in the prior year period. Adjusted EBITDA improved by $5.2 million to $(20.7) million from $(25.9) million last year (See Use of Non-GAAP Measures discussion below). Lower selling and administrative expenses of $10.5 million primarily related to cost saving and productivity initiatives and growth in our BNC First Day® programs were primarily responsible for the improvement.
Sales
The following table summarizes our sales for the 13 weeks ended July 27, 2024 and July 29, 2023:

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023	Var $	Var %
Product sales and other	$250,926	$252,650	$(1,724)	(0.7)%
Rental income	12,505	11,511	$994	8.6%
Total Sales	$263,431	$264,161	$(730)	(0.3)%
The sales decrease during the 13 weeks ended July 27, 2024 is primarily related to lower sales resulting from closed stores, offset by higher comparable store sales and new store sales primarily due to our BNC First Day® programs. The components of the sales variances for the 13 week period is reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	July 27, 2024
Retail Sales (a)
New stores	$4.1
Closed stores	(12.5)
Comparable stores (a)	10.5
Textbook rental deferral	0.4
Service Revenue (b)	(0.4)
Other (c)	2.1
Retail sales subtotal:	$4.2
Wholesale Sales	$(4.5)
Eliminations (d)	$(0.4)
Total sales variance:	$(0.7)
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

Retail
The following is a store count summary for physical stores and virtual stores.

	13 weeks ended
	July 27, 2024			July 29, 2023
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	707	538	1,245	774	592	1,366
Opened	19	11	30	8	12	20
Closed	69	42	111	56	41	97
End of period	657	507	1,164	726	563	1,289
During the 13 weeks ended July 27, 2024, we opened 30 stores and closed 111 stores in the Retail Segment, with estimated net annual sales of $(71) million. The Company’s strategic initiative is to close under-performing and less profitable stores.
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus traffic, and an increase in the number and timing of on campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Retail sales decreased by $4.2 million, or 1.7%, to $249.7 million during the 13 weeks ended July 27, 2024 from $245.5 million during the 13 weeks ended July 29, 2023.
•Product sales and other increased by $3.2 million, or 1.4%, to $237.2 million during the 13 weeks ended July 27, 2024 from $233.9 million during the 13 weeks ended July 29, 2023.
◦Course material product sales increased by $13.6 million, or 9.8%, to $152.1 million during the 13 weeks ended July 27, 2024, compared to $138.5 million in the prior year period. The increase was primarily due to the growth of our BNC First Day® programs, which increased by $19.6 million, or 32%, to $81.4 million, offset by a decline of $5.0 million in a la carte courseware sales, including lower sales resulting from closed stores.

Dollars in millions	13 weeks ended
	July 27, 2024	July 29, 2023	Var $	Var %
First Day Complete Sales	$34.7	$25.5	$9.2	36%
First Day Sales	$46.7	$36.3	$10.4	29%
Total BNC First Day® Sales	$81.4	$61.8	$19.6	32%

◦General merchandise product net sales decreased by $12.1 million, or 13.7%, to $76.5 million, compared to $88.7 million in the prior year period, primarily due to closed stores, lower graduation product sales due to timing of spring graduation events shifting to the fourth quarter of fiscal year 2024 from the first quarter of fiscal year 2025, and lower emblematic product sales. Retail Gross Comparable Store Sales for general merchandise decreased by $7.5 million, or (5.9)%, compared to the prior year period as discussed below.
◦Service and other revenue increased by $1.8 million, or 26.2%, to $8.5 million, compared to $6.7 million in the prior year period, primarily due to higher marketplace sales.
•Rental income for course materials increased by $1.0 million, or 8.6%, to $12.5 million during the 13 weeks ended July 27, 2024 from $11.5 million during the 13 weeks ended July 29, 2023 primarily due to the growth of our BNC First Day® programs, offset by closed stores and the shift to digital products.
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
We believe the current Retail Gross Comparable Store Sales calculation method reflects management’s view that such comparable store sales are an important measure of the growth in sales when evaluating how established stores have performed over time. We present this metric as additional useful information about the Company’s operational and financial performance and to allow greater transparency with respect to important metrics used by management for operating and financial decision-

making. Retail Gross Comparable Store Sales are also referred to as “same-store” sales by others within the retail industry and the method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies and is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
The increase in course material sales was primarily due to the growth of BNC First Day® affordable textbook access programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower graduation product sales due to timing of spring graduation events shifting to the fourth quarter of fiscal year 2024 from the first quarter of fiscal year 2025, lower sales related to cafe and convenience products, trade books, and supplies product sales.
Retail Gross Comparable Store Sales variances by category for the 13 week periods are as follows:

	13 weeks ended
Dollars in millions	July 27, 2024		July 29, 2023
Textbooks (Course Materials)	$16.3	11.8%	$9.0	6.5%
General Merchandise	(7.5)	(5.9)%	6.8	5.3%
Total Retail Gross Comparable Store Sales	$8.8	3.3%	$15.8	5.9%

Wholesale
Wholesale sales decreased by $4.6 million, or 11.8% to $34.2 million during the 13 weeks ended July 27, 2024 from $38.8 million during the 13 weeks ended July 29, 2023. The decrease is primarily due to lower gross sales of $10.2 million, partially offset by lower returns and allowances of $5.6 million compared to the prior year period.
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 82.1% during the 13 weeks ended July 27, 2024 compared to 80.8% during the 13 weeks ended July 29, 2023. Our gross margin decreased by $3.4 million, or 6.8%, to $47.2 million, or 17.9% of sales, during the 13 weeks ended July 27, 2024 from $50.6 million, or 19.2% of sales during the 13 weeks ended July 29, 2023.

Retail
The following table summarizes the Retail cost of sales for the 13 weeks ended July 27, 2024 and July 29, 2023:

	13 weeks ended
Dollars in thousands	July 27, 2024	% of Related Sales	July 29, 2023	% of Related Sales
Product and other cost of sales	$195,076	82.2%	$188,656	80.6%
Rental cost of sales	6,800	54.4%	6,513	56.6%
Total Cost of Sales	$201,876	80.8%	$195,169	79.5%
The following table summarizes the Retail gross margin for the 13 weeks ended July 27, 2024 and July 29, 2023:

	13 weeks ended
Dollars in thousands	July 27, 2024	% of Related Sales	July 29, 2023	% of Related Sales
Product and other gross margin	$42,118	17.8%	$45,293	19.4%
Rental gross margin	5,705	45.6%	4,998	43.4%
Gross Margin	$47,823	19.2%	$50,291	20.5%
For the 13 weeks ended July 27, 2024, the Retail gross margin as a percentage of sales decreased as discussed below:
•For the 13 weeks ended July 27, 2024, Retail Product and other gross margin decreased (160 basis points), primarily due to lower margin rates (125 basis points) for course materials due to higher markdowns, including markdowns related to closed stores and higher inventory reserves, unfavorable sales mix (100 basis points) due to lower general merchandise sales, primarily from graduation product sales and closed stores, and the shift to digital course materials, offset by lower contract costs as a percentage of sales (65 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.

•For the 13 weeks ended July 27, 2024, the Retail Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates, off by an unfavorable rental mix and higher contract costs as a percentage of sales related to our college and university contracts.
Wholesale
The cost of sales and gross margin for Wholesale were $29.1 million, or 85.0% of sales, and $5.1 million, or 15.0% of sales, respectively, during the 13 weeks ended July 27, 2024. The cost of sales and gross margin for Wholesale was $33.0 million or 85.1% of sales and $5.8 million or 14.9% of sales, respectively, during the 13 weeks ended July 29, 2023. The gross margin rate increased during the 13 weeks ended July 27, 2024 primarily due to lower warehouse costs.
Intercompany Eliminations
During the 13 weeks ended July 27, 2024 and July 29, 2023, our sales eliminations were $(20.5) million and $(20.1) million, respectively. These sales eliminations represent the elimination of Wholesale sales and fulfillment service fees to Retail and the elimination of Retail commissions earned from Wholesale.
During the 13 weeks ended July 27, 2024 and July 29, 2023, the cost of sales eliminations were $(14.8) million and $(14.6) million, respectively. These cost of sales eliminations represent (i) the recognition of intercompany profit for Retail inventory that was purchased from Wholesale in a prior period that was subsequently sold to external customers during the current period and the elimination of Wholesale service fees charged for fulfillment of inventory for virtual store sales, net of (ii) the elimination of intercompany profit for Wholesale inventory purchases by Retail that remain in ending inventory at the end of the current period.
During the 13 weeks ended July 27, 2024 and July 29, 2023, the gross margin eliminations were $(5.7) million and $(5.5) million, respectively. The gross margin eliminations reflect the net impact of the sales eliminations and cost of sales eliminations during the above mentioned reporting periods.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 27, 2024	% of Sales	July 29, 2023	% of Sales
Total Selling and Administrative Expenses	$67,023	25.4%	$77,476	29.3%
During the 13 weeks ended July 27, 2024, selling and administrative expenses decreased by $10.5 million, or 13.5%, to $67.0 million from $77.5 million during the 13 weeks ended July 29, 2023. The variances by segment are discussed below.
Retail
During the 13 weeks ended July 27, 2024, Retail selling and administrative expenses decreased by $7.5 million, or 10.8%, to $61.7 million from $69.2 million during the 13 weeks ended July 29, 2023. This decrease was primarily due to a $3.1 million decrease in closed stores payroll and related operating costs, cost savings initiatives comprised of a $4.4 million decrease in corporate payroll expense, infrastructure and product development costs, and a $1.0 million decrease in comparable store payroll expense and related operating costs, partially offset by a $1.0 million increase in new store payroll expense and related operating costs.
Wholesale
During the 13 weeks ended July 27, 2024, Wholesale selling and administrative expenses decreased by $0.2 million, or 5.8%, to $3.2 million from $3.4 million during the 13 weeks ended July 29, 2023. The decrease was primarily due to cost savings initiatives comprised of lower payroll expense.
Corporate Services
During the 13 weeks ended July 27, 2024, Corporate Services' selling and administrative expenses decreased by $2.8 million, or 56.9%, to $2.1 million from $4.9 million during the 13 weeks ended July 29, 2023. The decrease was primarily due to lower payroll expense and lower incentive plan expense related to the resignation of our Chief Executive Officer on June 11, 2024.

Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	July 27, 2024	% of Sales	July 29, 2023	% of Sales
Total Depreciation and Amortization Expense	$13,057	5.0%	$10,253	3.9%
Depreciation and amortization expense increased by $2.8 million, to $13.1 million during the 13 weeks ended July 27, 2024 from $10.3 million during the 13 weeks ended July 29, 2023. The increase was primarily attributable to capital additions and accelerated intangible amortization related to closed stores, offset by lower depreciable assets and intangibles due to the store impairment loss recognized in Fiscal 2024.
Loss on extinguishment of debt
On June 10, 2024, our existing Term Loan credit agreement lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our common stock. We recognized a loss on extinguishment of debt of $55.2 million during the 13 weeks ended July 27, 2024 in the condensed consolidated statement of operations in connection with the Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documented was terminated. There were no Term Loan debt conversions in the comparable prior period. See Item 1. Financial Statements - Note 5. Equity and Earnings Per Share and Note 7. Debt.
Restructuring and other charges
During the 13 weeks ended July 27, 2024, we recognized restructuring and other charges totaling $3.6 million comprised primarily of $2.0 million of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, and $0.5 million for legal and advisory professional service costs for restructuring and process improvements and other charges.
During the 13 weeks ended July 29, 2023, we recognized restructuring and other charges totaling $4.6 million comprised primarily of $3.5 million of professional service costs for restructuring and process improvements, and $1.1 million of severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives.
Operating Loss

	13 weeks ended
Dollars in thousands	July 27, 2024	% of Sales	July 29, 2023	% of Sales
Total Operating Loss	$(91,725)	(34.9)%	$(41,728)	(15.8)%
Our operating loss was $(91.7) million during the 13 weeks ended July 27, 2024, compared to operating loss of $(41.7) million during the 13 weeks ended July 29, 2023. The increase in operating loss is due to the matters discussed above. For the 13 weeks ended July 27, 2024, operating loss, excluding the $55.2 million of loss on extinguishment of debt and the $3.6 million of restructuring and other charges, discussed above, was $(32.9) million (or (12.5)% of sales). For the 13 weeks ended July 29, 2023, operating loss, excluding the $4.6 million of restructuring and other charges, discussed above, was $(37.1) million (or (14.0)% of sales).
Interest Expense, Net

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Interest Expense, Net	$7,618	$8,254
Net interest expense decreased by $0.6 million to $7.6 million during the 13 weeks ended July 27, 2024 from $8.3 million during the 13 weeks ended July 29, 2023. Interest expense decreased primarily due to the June 10, 2024 debt financing transaction, lower borrowing and lower interest rates.

Income Tax Expense (Benefit)

	13 weeks ended
Dollars in thousands	July 27, 2024	Effective Rate	July 29, 2023	Effective Rate
Income Tax Expense (Benefit)	$136	(0.1)%	$(11)	0%
We recorded an income tax expense of $0.1 million on pre-tax loss of $(99.3) million during the 13 weeks ended July 27, 2024, which represented an effective income tax rate of (0.1)% and we recorded an income tax benefit of $(0.01) million on a pre-tax loss of $(50.0) million during the 13 weeks ended July 29, 2023, which represented an effective income tax rate of 0%. The effective tax rate for the 13 weeks ended July 27, 2024 is materially consistent with the prior year comparable period.
Net Loss from Continuing Operations

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Net Loss from Continuing Operations	$(99,479)	$(49,971)
As a result of the factors discussed above, net loss from continuing operations was $(99.5) million during the 13 weeks ended July 27, 2024, compared with $(50.0) million during the 13 weeks ended July 29, 2023.
Adjusted Earnings (non-GAAP) is $(41.5) million during the 13 weeks ended July 27, 2024, compared with $(44.4) million during the 13 weeks ended July 29, 2023. See Adjusted Earnings (non-GAAP) discussion below.
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
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Net loss from continuing operations	$(99,479)	$(49,971)
Reconciling items (below)	57,988	5,590
Adjusted Earnings (non-GAAP)	$(41,491)	$(44,381)

Reconciling items
Loss on extinguishment of debt (a)	$55,233	$—
Restructuring and other charges (a)	3,618	4,633
Stock-based compensation expense (non-cash)	(863)	957
Reconciling items (b)	$57,988	$5,590
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Net loss from continuing operations	$(99,479)	$(49,971)
Add:
Depreciation and amortization expense	13,057	10,253
Interest expense, net	7,618	8,254
Income tax expense (benefit)	136	(11)
Loss on extinguishment of debt (a)	55,233	—
Restructuring and other charges (a)	3,618	4,633
Stock-based compensation expense (non-cash)	$(863)	$957
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$(20,680)	$(25,885)

(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    There is no pro forma income effect of the non-GAAP items.

The following is Adjusted EBITDA - Continuing Operations by Segment for the 13 weeks ended July 27, 2024 and July 29, 2023.

Adjusted EBITDA - by Segment	13 weeks ended July 27, 2024
Dollars in thousands	Retail	Wholesale	Corporate Services(a)	Eliminations	Total
Net loss from continuing operations	$(26,468)	$643	$(67,912)	$(5,742)	$(99,479)
Add:
Depreciation and amortization expense	11,670	1,379	8	—	13,057
Interest expense, net	—	—	7,618	—	7,618
Income tax expense	—	—	136	—	136
Loss on extinguishment of debt (b)	—	—	55,233	—	55,233
Restructuring and other charges (b)	912	(89)	2,795	—	3,618
Stock-based compensation expense (non-cash)	$163	$9	$(1,035)	$—	(863)
Adjusted EBITDA (non-GAAP)	$(13,723)	$1,942	$(3,157)	$(5,742)	$(20,680)

Adjusted EBITDA - by Segment	13 weeks ended July 29, 2023
Dollars in thousands	Retail	Wholesale	Corporate Services(a)	Eliminations	Total
Net loss from continuing operations	$(28,374)	$603	$(16,752)	$(5,448)	$(49,971)
Add:
Depreciation and amortization expense	8,966	1,277	10	—	10,253
Interest expense, net	—	—	8,254	—	8,254
Income tax benefit	—	—	(11)	—	(11)
Restructuring and other charges (b)	526	526	3,581	—	4,633
Stock-based compensation expense (non-cash)	$190	$9	$758	$—	957
Adjusted EBITDA (non-GAAP)	$(18,692)	$2,415	$(4,160)	$(5,448)	$(25,885)

(a)     Interest expense and Loss on Extinguishment of Debt is reflected in Corporate Services as it is primarily related to our Credit Agreement and Term Loan Agreement which fund our operating and financing needs across the organization. Income taxes are reflected in Corporate Services as we record our income tax provision on a consolidated basis.
(b)     See Management Discussion and Analysis and Results of Operations discussion above.
Free Cash Flow (non-GAAP)

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Net cash flows used in operating activities from continuing operations (a)	$(143,992)	$(119,858)
Less:
Capital expenditures (b)	3,470	4,219
Cash interest	4,732	5,534
Cash taxes	204	345
Free Cash Flow (non-GAAP)	$(152,398)	$(129,956)
(a)     See Liquidity and Capital Resources - Sources and Uses of Cash Flow discussion below.
Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable textbook access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable textbook access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools.
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

Capital Expenditures	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Physical store capital expenditures	$1,964	$2,205
Product and system development	1,160	1,763
Other	346	251
Total Capital Expenditures	$3,470	$4,219

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of July 27, 2024, we had $21.3 million of cash on hand, including $10.7 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs. For additional information, see Financing Arrangements below.
We believe that our future cash from operations, access to borrowings under the Credit Facility, and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the next twelve months and beyond. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
Sources and Uses of Cash Flow - Continuing Operations

	13 weeks ended
Dollars in thousands	July 27, 2024	July 29, 2023
Net cash flows used in operating activities from continuing operations	$(143,992)	$(119,858)
Net cash flows used in investing activities from continuing operations	(3,247)	(4,141)
Net cash flows provided by financing activities from continuing operations	139,944	93,176
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(7,295)	$(30,823)
As of July 27, 2024 and July 29, 2023, we had restricted cash of $13.1 million and $11.6 million, respectively, comprised of $10.7 million as of both periods in prepaid and other current assets in the condensed consolidated balance sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million and $0.9 million, respectively, in other noncurrent assets in the condensed consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities from Continuing Operations
Our business is highly seasonal. Cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable textbook access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable textbook access offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools. Cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities from continuing operations during the 13 weeks ended July 27, 2024 were $(144.0) million compared to $(119.9) million during the 13 weeks ended July 29, 2023. The increase in cash flows used in operating activities from continuing operations of $24.1 million was primarily due to the timing of payables to vendors for inventory purchases and expenses, all of which were delayed resulting from lower borrowing base availability under our credit facility.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 13 weeks ended July 27, 2024 were $(3.2) million compared to $(4.1) million during the 13 weeks ended July 29, 2023. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $3.5 million and $4.2 million during the 13 weeks ended July 27, 2024 and July 29, 2023, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by financing activities from continuing operations during the 13 weeks ended July 27, 2024 were $139.9 million compared to $93.2 million during the 13 weeks ended July 29, 2023. The net change of $46.7 million is primarily due the gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment led by Immersion Corporation and a $45.0 million fully backstopped equity rights offering, offset by payments for equity issuance costs of $9.5 million and lower net borrowings of $38.6 million.
Financing Arrangements
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs, which will also allow us to strategically invest in innovation and growth initiatives, including but not limited to the growth of our First Day Complete program.
Upon closing of the transactions on June 10, 2024:
•We received gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment (the “Private Investment”) led by Immersion and the $45.0 million Rights Offering. The transactions infused approximately $85.5 million of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining a controlling interest in the Company. See Note 5. Equity and Earnings Per Share.
•Our existing Term Loan credit agreement lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million in the condensed consolidated statement of operations in connection with the Term Loan debt conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. See Note 5. Equity and Earnings Per Share and Note 7. Debt.
•We refinanced our Credit Facility providing access to a $325.0 million facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense. See Note 7. Debt for terms.
Income Tax Implications on Liquidity
As of July 27, 2024, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the condensed consolidated balance sheet. We received refunds of $15.8 million and $8.5 million in Fiscal 2023, and Fiscal 2024, respectively. We received a final $2.7 million refund (including $0.3 million in interest) on August 12, 2024.
Share Repurchases
During the 13 weeks ended July 27, 2024, we did not repurchase any of our Common Stock under the stock repurchase program. As of July 27, 2024, approximately $26.7 million remains available under the stock repurchase program.
During the 13 weeks ended July 27, 2024 and July 29, 2023, we repurchased 429 and 779 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 27, 2024.
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
Item 1A. Risk Factors
There have been no material changes, during the 13 weeks ended July 27, 2024 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of July 27, 2024 with respect to shares of Common Stock we purchased during the first quarter of Fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 28, 2024 - May 25, 2024	—	$—	—	$26,669,324
May 26, 2024 - June 29, 2024	—	$—	—	$26,669,324
June 30, 2024 - July 27, 2024	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per share of Common Stock. This price includes a per share commission paid for all repurchases.
During the 13 weeks ended July 27, 2024, we did not repurchase any shares of our Common Stock under the stock repurchase program.
During the 13 weeks ended July 27, 2024, we repurchased 429 shares of our Common Stock ($8.65 average price paid per share of Common Stock) outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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

3.6
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Barnes & Noble Education, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 3, 2024).

4.1
Amendment No. 1 to Rights Agreement, dated as of July 3, 2024, by and between Barnes & Noble Education, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed July 3, 2024).

10.1
Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among Barnes & Noble Education, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024, and incorporated herein by reference.

31.1 *	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
* Filed herewith.
** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.

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

September 10, 2024