Form 10-Q
period 2024-10-26
Barnes & Noble Education, Inc.
filed 2024-12-09
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2024, 30,213,916 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended October 26, 2024

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
•our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms, including pursuant to our At-the-Market ("ATM") program;
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
•the recent surge in severe weather events across the United States may create disruptions to our store operations or college campus operations;
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
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, and our Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2024.
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

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Sales:
Product sales and other	$559,674	$569,698	$810,600	$822,348
Rental income	42,448	40,681	54,953	52,192
Total sales	602,122	610,379	865,553	874,540
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	442,092	451,953	651,517	658,967
Rental cost of sales	22,387	22,184	29,187	28,697
Total cost of sales	464,479	474,137	680,704	687,664
Gross profit	137,643	136,242	184,849	186,876
Selling and administrative expenses	72,940	85,961	139,963	163,437
Depreciation and amortization expense	8,530	10,175	21,587	20,428
Loss on extinguishment of debt	—	—	55,233	—
Restructuring and other charges	(150)	4,274	3,468	8,907
Operating income (loss)	56,323	35,832	(35,402)	(5,896)
Interest expense, net	5,463	10,664	13,081	18,918
Income (loss) from continuing operations before income taxes	50,860	25,168	(48,483)	(24,814)
Income tax expense	1,125	314	1,261	303
Income (loss) from continuing operations	$49,735	$24,854	$(49,744)	$(25,117)
Loss from discontinued operations, net of tax of $0, $0, $0, and $20, respectively	$—	$(674)	$—	$(1,091)
Net income (loss)	$49,735	$24,180	$(49,744)	$(26,208)

Earnings (Loss) per share of Common Stock:
Basic:
Continuing operations	$1.87	$9.36	$(2.48)	$(9.47)
Discontinued operations	$—	$(0.25)	$—	$(0.41)
Total Basic Earnings per share	$1.87	$9.11	$(2.48)	$(9.88)
Weighted average common shares outstanding - Basic	26,527	2,655	20,019	2,651

Diluted:
Continuing operations	$1.87	$9.36	$(2.48)	$(9.47)
Discontinued operations	$—	$(0.25)	$—	$(0.41)
Total Diluted Earnings per share	$1.87	$9.11	$(2.48)	$(9.88)
Weighted average common shares outstanding - Diluted	26,542	2,655	20,019	2,651

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	October 26, 2024	October 28, 2023	April 27, 2024
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,619	$15,008	$10,459
Receivables, net	275,847	221,805	104,110
Merchandise inventories, net	315,469	364,292	344,037
Textbook rental inventories	49,672	51,840	32,992
Prepaid expenses and other current assets	33,425	63,410	39,158
Total current assets	686,032	716,355	530,756
Property and equipment, net	44,926	61,403	52,912
Operating lease right-of-use assets	210,271	246,531	202,522
Intangible assets, net	85,137	104,026	94,191
Other noncurrent assets	25,684	16,664	24,703
Total assets	$1,052,050	$1,144,979	$905,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$298,952	$385,895	$299,157
Accrued liabilities	99,670	112,075	77,441
Current operating lease liabilities	124,939	126,426	102,206
Total current liabilities	523,561	624,396	478,804
Long-term deferred taxes, net	2,050	1,936	1,289
Long-term operating lease liabilities	129,748	160,185	142,193
Other long-term liabilities	14,334	18,625	15,882
Long-term borrowings	177,551	233,873	196,337
Total liabilities	847,244	1,039,015	834,505
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000, 2,000 and 2,000 shares, respectively; issued, 27,313, 558 and 558 shares, respectively; outstanding, 27,286, 531 and 532 shares, respectively	273	558	558
Additional paid-in capital	933,400	747,518	749,140
Accumulated deficit	(706,311)	(619,564)	(656,567)
Treasury stock, at cost	(22,556)	(22,548)	(22,552)
Total stockholders' equity	204,806	105,964	70,579
Total liabilities and stockholders' equity	$1,052,050	$1,144,979	$905,084

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	26 weeks ended
	October 26, 2024	October 28, 2023
Cash flows from operating activities:
Net loss	$(49,744)	$(26,208)
Less: Loss from discontinued operations, net of tax	—	(1,091)
Loss from continuing operations	(49,744)	(25,117)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	21,587	20,428
Amortization of deferred financing costs	3,333	4,406
Loss on extinguishment of debt	55,233	—
Deferred taxes	762	97
Stock-based compensation expense	392	1,756
Non-cash interest expense (paid-in-kind)	—	863
Changes in operating lease right-of-use assets and liabilities	2,538	1,826
Changes in other long-term assets and liabilities, net	1,287	(2,311)
Changes in other operating assets and liabilities
Receivables	(171,737)	(129,293)
Merchandise inventories, net	28,568	(41,313)
Textbook rental inventories	(16,680)	(21,491)
Prepaid expenses and other current assets	4,282	2,756
Accounts payable and accrued liabilities	23,597	140,233
Changes in other operating assets and liabilities	(131,970)	(49,108)
Net cash flows used in operating activities from continuing operations	(96,582)	(47,160)
Net cash flows used in operating activities from discontinued operations	—	(3,939)
Net cash flow used in operating activities	$(96,582)	$(51,099)
Cash flows from investing activities:
Purchases of property and equipment	$(6,528)	$(8,196)
Net change in other noncurrent assets	792	78
Net cash flows used in investing activities from continuing operations	(5,736)	(8,118)
Net cash flows provided by investing activities from discontinued operations	—	21,395
Net cash flow (used in) provided by investing activities	$(5,736)	$13,277
Cash flows from financing activities:
Proceeds from borrowings	$455,044	$284,698
Repayments of borrowings	(442,461)	(233,970)
Proceeds from Private Equity Investment	50,000	—
Proceeds from Rights Offering	45,000	—
Proceeds from sales of Common Stock under ATM facility, net of commissions	9,590	—
Payment of equity issuance costs	(9,702)	—
Payment of deferred financing costs	(5,569)	(9,381)
Purchase of treasury shares	(4)	(172)
Proceeds from principal stockholder expense reimbursement	1,190	—
Payment of finance lease principal	(398)	—

Net cash flows provided by financing activities from continuing operations	102,690	41,175
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	$102,690	$41,175
Net increase in cash, cash equivalents and restricted cash	372	3,353
Cash, cash equivalents and restricted cash at beginning of period	28,570	31,988
Cash, cash equivalents and restricted cash at end of period	28,942	35,341
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$28,942	$35,341

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551	$551	$745,932	$(593,356)	26	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	2	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					—	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	553	$553	$746,724	$(643,744)	26	$(22,474)	$81,059
Stock-based compensation expense			799				799
Vested equity awards	5	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					1	(74)	(74)
Net income				24,180			24,180
Balance October 28, 2023	558	$558	$747,518	$(619,564)	27	$(22,548)	$105,964

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558	$558	$749,140	$(656,567)	27	$(22,552)	$70,579
Stock-based compensation expense			(863)				(863)
Vested equity awards	3	—	—				—
Shares repurchased for tax withholdings for vested stock awards					—	(4)	(4)
Private Equity Investment	10,000	100	49,900				50,000
Rights Offering	9,000	90	44,910				45,000
Equity issuance costs			(9,524)				(9,524)
Term Loan debt conversion	6,674	67	86,688				86,755
Principal stockholder expense reimbursement			1,940				1,940
Other		(553)	553				—
Net loss				(99,479)			(99,479)
Balance July 27, 2024	26,235	$262	$922,744	$(756,046)	27	$(22,556)	$144,404
Stock-based compensation expense			1,255				1,255
Vested equity awards	31	—	—				—
Equity issuance costs			(178)				(178)
Proceeds from sales of Common Stock under ATM facility, net of commissions	1,047	11	9,579				9,590
Net income				49,735			49,735
Balance October 26, 2024	27,313	$273	$933,400	$(706,311)	27	$(22,556)	$204,806

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, which includes consolidated financial statements for the Company as of April 27, 2024 and April 29, 2023 and for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022 (“Fiscal 2024,” “Fiscal 2023” and “Fiscal 2022,” respectively) and the unaudited condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended July 27, 2024.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesaler, and bookstore management hardware and software provider. We operate 1,162 physical and virtual bookstores and serve more than 5.7 million students, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 26, 2024 are not indicative of the results expected for the 53 weeks ending May 3, 2025 (“Fiscal 2025”).
Seasonality
Our business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
Discontinued Operations
On May 31, 2023, we completed the sale of assets related to our former Digital Student Solutions (“DSS”) segment, which met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to the DSS Segment for Fiscal 2024 are included in the condensed consolidated statements of operations as “Loss from discontinued operations, net of tax.” The cash flows of our former DSS segment are also presented separately in our condensed consolidated statements of cash flows.

	13 weeks ended	26 weeks ended
	October 28, 2023	October 28, 2023
Total sales	$—	$2,784
Cost of sales	—	76
Gross profit	—	2,708
Selling and administrative expenses	643	2,924
Depreciation and amortization	3	3
Gain on sale of business	—	(3,068)
Impairment loss (non-cash)	—	610
Restructuring costs	10	3,297
Transaction costs	18	13
Operating loss	(674)	(1,071)
Income tax expense	—	20
Loss from discontinued operations, net of tax	$(674)	$(1,091)

Restricted Cash
As of October 26, 2024, October 28, 2023, and April 27, 2024, we had restricted cash of $17,323, $20,333, and $18,111, respectively, comprised of $14,945, $19,388, and $17,146, respectively, in prepaid and other current assets in the condensed consolidated balance sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B.A “Lids” for logo merchandise sales as per the Lids service provider merchandising agreement, and $2,378, $945, and $965, respectively, in other noncurrent assets in the condensed consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Cost is determined primarily by the retail inventory method for our physical bookstore inventory. Our textbook for our fulfillment inventory and trade book inventory are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments during the 26 weeks ended October 26, 2024 and October 28, 2023.
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
Product sales is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Product sales from our wholesale operations is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sales.
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product sales in our condensed consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

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
Selling and Administrative Expenses
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance and accounting, and shared-service costs such as human resources, legal, treasury, information technology, and various other corporate level expenses and other governance functions.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We regularly review deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments require an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and an entity’s definition of selling expenses. This ASU, which can be applied either prospectively or retrospectively, is effective for annual and interim periods beginning after December 15, 2026 (our Fiscal 2028), with early adoption permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve annual income tax disclosure requirements, primarily to (1) disclose specific categories in the rate reconciliation (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) enhance cash tax payment disclosures. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024 (our Fiscal 2026), with early adoption permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company for the annual report for the fiscal year ending May 3, 2025 and subsequent interim periods. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.
Note 3. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services. See Note 2. Summary of Significant Accounting Policies for additional information related to our revenue recognition policies. The following table disaggregates the revenue associated with our major product and service offerings:

	13 weeks ended		26 weeks ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Product and Other Sales
Course Materials Product Sales	$431,443	$435,370	$583,595	$573,906
General Merchandise Product Sales (a)	99,659	105,022	176,202	193,702
Service and Other Revenue (b)	28,572	29,306	50,803	54,740
Product and Other Sales sub-total	559,674	569,698	810,600	822,348
Course Materials Rental Income	42,448	40,681	54,953	52,192
Total Sales	$602,122	$610,379	$865,553	$874,540
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Contract Assets and Liabilities
Accounts receivables were $275,847, $221,805, $104,110 and $92,512 as of October 26, 2024, October 28, 2023, April 27, 2024 and April 29, 2023, respectively.
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	26 weeks ended
	October 26, 2024	October 28, 2023
Deferred revenue at the beginning of period	$14,892	$15,356
Additions to deferred revenue during the period	97,238	97,773
Reductions to deferred revenue for revenue recognized during the period	(71,253)	(71,164)
Deferred revenue balance at the end of period:	$40,877	$41,965
Balance Sheet classification:
Accrued liabilities	$37,662	$38,105
Other long-term liabilities	3,215	3,860
Deferred revenue balance at the end of period:	$40,877	$41,965
Note 4. Segment Reporting
We identify our segments in accordance with the way our business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. With the recent change in Chief Executive Officer and June milestone financing transactions, we have streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current Chief Executive Officer (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, we combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
Our international operations are not material, and the majority of the revenue and total assets are within the United States.
Note 5. Equity and Earnings Per Share
Equity
During the 13 and 26 weeks ended October 26, 2024, we did not repurchase shares of our Common Stock under the stock repurchase program and, as of October 26, 2024, approximately $26,669 remains available under the stock repurchase program.
During the 13 and 26 weeks ended October 26, 2024, we repurchased 0 and 429 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
On April 16, 2024, our Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right entitled stockholders to buy one one-thousandth of a share of our preferred stock at an established exercise price. The dividend was payable to holders of record as of the close of business on April 29, 2024. The rights were exercisable only if a person or group acquired 10% or more of our outstanding Common Stock and various other criteria were met (the “Distribution Date”). Until the Distribution Date, the rights were not exercisable; the rights were not evidenced by separate rights certificates;

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
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
On June 5, 2024, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares (post- reverse stock split).
On September 18, 2024, our stockholders (1) approved the Company’s Amended and Restated Certificate of Incorporation to decrease the aggregate number of authorized shares of our Common Stock from 10,000,000,000 shares to 200,000,000 shares; and (2) approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 2,000,000 shares of our Common Stock, for an aggregate total of 2,179,093 shares (post-reverse stock split).
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
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

During the 26 weeks ended October 26, 2024, we incurred equity issuance costs totaling $9,524 related to the Rights Offering and Private Investment which are presented in additional paid in capital in the condensed consolidated balance sheet.
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
At-the-Market Equity Offerings
On September 19, 2024, we entered into an At-the-Market (“ATM”) sales agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), under which we sold our Common Stock from time to time through BTIG as its sales agent. BTIG sold an aggregate offering of up to $40,000 of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the Sales Agreement. We were not obligated to make any sales of Common Stock under the Sales Agreement. During the 13 and 26 weeks ended October 26, 2024, we issued and sold 1,046,460 shares of our Common Stock under the Sales Agreement at a weighted-average price of $9.35 per share and received $9,590 in proceeds, net of commissions. For information regarding additional sales of shares of our Common Stock under the Sales Agreement, see Note 14. Subsequent Event.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the period. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

stockholders of unrestricted Common Stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for Common Stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended October 26, 2024 and October 28, 2023, average shares of 59,329 and 31,497 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 26 weeks ended October 26, 2024 and October 28, 2023, average shares of 68,832 and 34,538 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings per share calculation:

	13 weeks ended		26 weeks ended
(shares in thousands)	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Numerator for basic earnings per share:
Net income (loss) from continuing operations	$49,735	$24,854	$(49,744)	$(25,117)
Less allocation of earnings to participating securities	(64)	(3)	—	—
Net income (loss) from continuing operations available to common shareholders	49,671	24,851	(49,744)	(25,117)
Loss from discontinued operations, net of tax	—	(674)	—	(1,091)
Net income (loss) available to common shareholders	$49,671	$24,177	$(49,744)	$(26,208)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations	$49,671	$24,851	$(49,744)	$(25,117)
Allocation of earnings to participating securities	64	3	—	—
Less diluted allocation of earnings to participating securities	(64)	(3)	—	—
Net income (loss) from continuing operations available to common shareholders	49,671	24,851	(49,744)	(25,117)
Loss from discontinued operations, net of tax	—	(674)	—	(1,091)
Net income (loss) available to common shareholders	$49,671	$24,177	$(49,744)	$(26,208)

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	26,527	2,655	20,019	2,651

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	26,527	2,655	20,019	2,651
Average dilutive restricted stock units	15	—	—	—
Average dilutive restricted shares	—	—	—	—
Average dilutive stock options	—	—	—	—
Diluted weighted average shares of Common Stock	26,542	2,655	20,019	2,651

Earnings (Loss) per share of Common Stock:
Basic
Continuing operations	$1.87	$9.36	$(2.48)	$(9.47)
Discontinuing operations	—	(0.25)	—	(0.41)
Total Basic Earnings per share	$1.87	$9.11	$(2.48)	$(9.88)

Diluted
Continuing operations	$1.87	$9.36	$(2.48)	$(9.47)
Discontinuing operations	—	(0.25)	—	(0.41)
Total Diluted Earnings per share	$1.87	$9.11	$(2.48)	$(9.88)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
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
Note 7. Debt

		As of
	Maturity Date	October 26, 2024	October 28, 2023	April 27, 2024
Credit Facility	June 9, 2028	$177,551	$204,881	$164,947
Term Loan		—	30,863	32,653
sub-total		177,551	235,744	197,600
Less: Deferred financing costs, Term Loan (a)		—	(1,871)	(1,263)
Total debt		$177,551	$233,873	$196,337
Balance Sheet classification:
Long-term borrowings		$177,551	$233,873	$196,337

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

•We refinanced our Credit Facility providing access to a $325,000 facility maturing in 2028. The refinanced Credit Facility will enhance our financial flexibility and reduce our annual interest expense. See discussion below.
Credit Facility
As of October 26, 2024, we are party to a credit agreement (the “Credit Agreement”), which was amended and restated (the “A&R Credit Agreement”) on June 10, 2024 (the “Closing Date”), after having been amended numerous times between March 2019 and April 2024, under which the lenders originally committed to provide us with an asset-backed revolving credit facility in an aggregate principal amount of $400,000 (the “Credit Facility”), which was reduced to $380,000 by the April 2024 amendment.
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
The A&R Credit Agreement contains customary negative covenants that limit the Company’s ability to incur or assume additional indebtedness, grant or permit liens, make investments, make Restricted Payments (as defined in the A&R Credit Agreement) and other specified payments, merge with other entities, dispose of or acquire assets, or engage in transactions with affiliates, among other things. Additionally, the A&R Credit Agreement includes the following financial maintenance covenants:
•following the date that is six months following the Closing Date, the Company is required to maintain a minimum Availability (as defined in the A&R Credit Agreement) of (x) $25,000 for the first thirty (30) months after the Closing Date and (y) $30,000 after the date that is thirty (30) months after the Closing Date;
•commencing with the month ending on or about May 31, 2025, the Company is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12-month period; and
•commencing with the quarter ending on or about October 31, 2024, the Company is required to maintain a minimum Consolidated EBITDA (as defined in the A&R Credit Agreement), which will be tested quarterly on the last day of each fiscal quarter for (a) the trailing six-month period for the first test date, (b) the trailing nine-month period of the second test date and (c) for the trailing 12-month period thereafter.
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
In connection with the Credit Facility, the 1.00% fee payable in connection with the eighth amendment to the Credit Facility (prior to its having been amended and restated), 50% was paid on September 2, 2024 and 50% is due and payable on June 10, 2025.
As of October 26, 2024, and through the date of this filing, we believe we were in compliance with the covenants under the A&R Credit Agreement.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

During the 26 weeks ended October 26, 2024, we borrowed $455,044 and repaid $442,461 under the Credit Facility, and had outstanding borrowings of $177,551 as of October 26, 2024. During the 26 weeks ended October 28, 2023, we borrowed $284,698 and repaid $233,970 under the Credit Facility, and had outstanding borrowings of $204,881 as of October 28, 2023. As of October 26, 2024 and October 28, 2023, we have issued $3,575 and $575, respectively, in letters of credit under the Credit Facility.
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

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	October 26, 2024	October 28, 2023	April 27, 2024
Credit Facility - Prepaid and Other Current Assets	June 9, 2028	$—	$12,159	$—
Credit Facility - Other noncurrent assets		13,428	2,026	12,897
Credit Facility - sub-total		13,428	14,185	12,897
Term Loan - Contra Debt		—	1,871	1,263
Total deferred financing costs		$13,428	$16,056	$14,160
Interest Expense
The following table disaggregates interest expense for the 13 and 26 week periods:

	13 weeks ended		26 weeks ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Interest Incurred
Credit Facility	$4,834	$6,824	$9,618	$12,539
Term Loan	—	861	453	2,167
Total Interest Incurred	$4,834	$7,685	$10,071	$14,706
Amortization of Deferred Financing Costs
Credit Facility	$916	$2,850	$3,183	$3,794
Term Loan	—	312	150	612
Total Amortization of Deferred Financing Costs	$916	$3,162	$3,333	$4,406
Interest Income, net of expense	$(287)	$(183)	$(323)	$(194)
Total Interest Expense	$5,463	$10,664	$13,081	$18,918
Cash interest paid during the 13 weeks ended October 26, 2024 and October 28, 2023 was $5,134 and $7,576, respectively, and cash interest paid during the 26 weeks ended October 26, 2024 and October 28, 2023 was $9,866 and $13,972, respectively.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
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
We recognized lease expense related to our college and university contracts as cost of sales in our condensed consolidated statements of operations as follows:

	13 weeks ended		26 weeks ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Variable lease expense	$26,039	$25,436	$38,843	$37,665
Operating lease expense	43,877	46,902	65,208	69,291
Net lease expense	$69,916	$72,338	$104,051	$106,956
The following table summarizes our minimum fixed lease obligations, excluding variable commissions:

As of October 26, 2024
Remainder of Fiscal 2025	$108,940
Fiscal 2026	44,073
Fiscal 2027	33,817
Fiscal 2028	28,537
Fiscal 2029	25,455
Thereafter	38,004
Total lease payments	278,826
Less: imputed interest	(24,139)
Operating lease liabilities at period end	$254,687
Future lease payment obligations related to leases that were entered into, but did not commence as of October 26, 2024, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

The following summarizes additional information related to our operating leases:

	As of
	October 26, 2024	October 28, 2023
Weighted average remaining lease term (in years)	4.1 years	4.6 years
Weighted average discount rate	4.5%	4.3%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$62,624	$68,580
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$69,193	$69,959
Note 9. Supplementary Information
Restructuring and other charges
During the 13 and 26 weeks ended October 26, 2024, we recognized restructuring and other charges totaling $(150) and $3,468, respectively, comprised primarily of $981 and $2,072, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $0 and $1,963, respectively, of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, ($1,789 is included in accrued liabilities in the condensed consolidated balance sheet as of October 26, 2024), $256 and $820, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges, and $(1,387) for both periods related to the termination of liabilities related to a frozen retirement benefit plan (non-cash). We recognized an increase to additional paid in capital on the condensed consolidated balance sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
During the 13 and 26 weeks ended October 28, 2023, we recognized restructuring and other charges totaling $4,274 and $8,907, respectively, comprised primarily of $4,245 and $7,827, respectively, of professional service costs for restructuring and process improvements, and $29 and $1,080, respectively, of severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives.
Note 10. Long-Term Incentive Plan Compensation Expense
We recognize compensation expense for restricted stock awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense for these awards based on the number of awards expected to vest. We calculate the fair value of these awards based on the closing stock price on the date the award was granted. For those awards with market conditions, we have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the requisite service period regardless of whether the market condition is satisfied.
During the 26 weeks ended October 26, 2024, we granted the following awards under the Equity Incentive Plan:
•On June 18, 2024, we granted 7,441 restricted stock units ("RSUs") and 29,764 restricted stock awards ("RSAs") to Board of Director members. The restricted stock awards vested on September 18, 2024.
•On September 20, 2024, we granted 61,290 RSUs and 81,720 RSAs to Board of Director members. The RSUs vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.
•On September 20, 2024, we granted 1,533,250 performance share units ("PSUs") to employees that include both a service condition and market condition in order for PSUs to vest. The PSUs vest upon our Common Stock achieving a specified price per share (measured using a 100-day average volume weighted average price ("VWAP")) for each of three tranches and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. We have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

Company’s Common Stock over a period of time corresponding to the expected PSU term.

	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.53%	3.53%	3.53%
Company volatility	120%	120%	120%
Derived service period	1.0 year	2.0 years	3.0 years
Grant date fair value per award	$9.74	$9.62	$9.46
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Stock-based awards
Restricted stock expense	$200	$4	$267	$11
Restricted stock units expense	315	448	232	1,016
Performance share units expense	748	—	748	—
Stock option expense	(8)	346	(855)	729
Sub-total stock-based awards:	$1,255	$798	$392	$1,756
Cash settled awards
Phantom share units expense	$1	$(40)	$(4)	$(129)
Total compensation expense for long-term incentive awards	$1,256	$758	$388	$1,627
The negative long-term incentive plan is primarily due to forfeitures of $1,562 resulting from the resignation of our former Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of October 26, 2024 was $15,404 and is expected to be recognized over a weighted-average period of 1.8 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 and $590 during the 13 weeks ended October 26, 2024 and October 28, 2023, respectively. Total employee benefit expense for these plans was $0 and $1,687 during the 26 weeks ended October 26, 2024 and October 28, 2023, respectively. Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 12. Income Taxes
We recorded an income tax expense of $1,125 on pre-tax income of $50,860 during the 13 weeks ended October 26, 2024, which represented an effective income tax rate of 2.2% and an income tax expense of $314 on pre-tax income of $25,168 during the 13 weeks ended October 28, 2023, which represented an effective income tax rate of 1.2%. We recorded an income tax expense of $1,261 on pre-tax loss of $(48,483) during the 26 weeks ended October 26, 2024, which represented an effective income tax rate of (2.6)% and an income tax expense of $303 on pre-tax loss of $(24,814) during the 26 weeks ended October 28, 2023, which represented an effective income tax rate of (1.2)%. The effective tax rate for the 26 weeks ended October 26, 2024 is materially consistent with the prior year comparable period.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 26, 2024, we determined that it was more likely than not that

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 26 weeks ended October 26, 2024 and October 28, 2023
(Thousands of dollars, except share and per share data)
(unaudited)

we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
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
Note 14. Subsequent Event
At-the-Market Equity Offerings
Subsequent to October 26, 2024, we issued and sold 2,928,145 shares of our Common Stock under the ATM Sales Agreement at a weighted-average price of $10.32 per share and received $29,660 in proceeds, net of commissions. As of November 27, 2024, we sold the maximum aggregate offering of $40,000 of our Common Stock under the ATM Sales Agreement.

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesaler, and bookstore management hardware and software provider. We operate 1,162 physical and virtual bookstores and serve more than 5.7 million students, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
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
The following table summarizes our BNC First Day® sales for the 13 and 26 weeks ended October 26, 2024 and October 28, 2023:

Dollars in millions	13 weeks ended				26 weeks ended
	October 26, 2024	October 28, 2023	Var $	Var %	October 26, 2024	October 28, 2023	Var $	Var %
First Day Complete Sales	$166.2	$136.4	$29.8	22%	$200.8	$161.9	$38.9	24%
First Day Sales	$69.2	$62.8	$6.4	10%	$115.9	$99.1	$16.8	17%
Total BNC First Day® Sales	$235.4	$199.2	$36.2	18%	$316.7	$261.0	$55.7	21%

First Day Complete					Fall 2024	Fall 2023	Var #	Var %
Number of campus stores					183	157	26	17%
Estimated enrollment (a)					925,000	800,000	125,000	16%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 16, 2024.

Financing Arrangements
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. Additionally, on September 19, 2024, we entered into an At-the-Market ("ATM") sales agreement (the "Sales Agreement") with BTIG, LLC ("BTIG"), under which we sold an aggregate offering of up to $40.0 million of our Common Stock from time to time through BTIG as our sales agent. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs, which will also allow us to strategically invest in innovation and growth initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see the Liquidity and Capital Resources discussion below.

Segments
We identify our segments in accordance with the way our business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. With the recent change in Chief Executive Officer and June milestone financing transactions, we have streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current Chief Executive Officer (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, we combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
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
Product sales is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product sales in our condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
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
Our sales are primarily derived from the sale of course materials, which include new, used, rental and digital textbooks. Additionally, at college and university bookstores which we operate, we sell general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of bookstore management, hardware and point-of-sale software, and other services.
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.

Results of Operations
Results of Operations - Summary - Continuing Operations (a)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Sales:
Product sales and other	$559,674	$569,698	$810,600	$822,348
Rental income	42,448	40,681	54,953	52,192
Total sales	$602,122	$610,379	$865,553	$874,540

Gross profit	$137,643	$136,242	$184,849	$186,876

Net income (loss) from continuing operations	$49,735	$24,854	$(49,744)	$(25,117)

Adjusted Earnings (non-GAAP)-Continuing Operations (a)	$50,840	$29,927	$9,349	$(14,454)

Adjusted EBITDA (non-GAAP)-Continuing Operations (a)	$65,958	$51,080	$45,278	$25,195

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Results of Operations - Discontinued Operations
On May 31, 2023, we completed the sale of assets related to our former Digital Student Solutions (“DSS”) segment, which met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to our former DSS segment are included in the condensed consolidated statements of operations as “Loss from discontinued operations, net of tax.” The cash flows of our former DSS segment are also presented separately in our condensed consolidated statements of cash flows. For additional information, see Part II - Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Total sales	$—	$—	$—	$2,784
Cost of sales	—	—	—	76
Gross profit	—	—	—	2,708
Selling and administrative expenses	—	643	—	2,924
Depreciation and amortization	—	3	—	3
Gain on sale of business	—	—	—	(3,068)
Impairment loss (non-cash)	—	—	—	610
Restructuring costs	—	10	—	3,297
Transaction costs	—	18	—	13
Operating loss	—	(674)	—	(1,071)
Income tax expense	—	0	—	20
Loss from discontinued operations, net of tax	$—	$(674)	$—	$(1,091)

Results of Operations - Continuing Operations - 13 and 26 weeks ended October 26, 2024 compared with the 13 and 26 weeks ended October 28, 2023

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Sales:
Product sales and other	$559,674	$569,698	$810,600	$822,348
Rental income	42,448	40,681	54,953	52,192
Total sales	602,122	610,379	865,553	874,540
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	442,092	451,953	651,517	658,967
Rental cost of sales	22,387	22,184	29,187	28,697
Total cost of sales	464,479	474,137	680,704	687,664
Gross profit	137,643	136,242	184,849	186,876
Selling and administrative expenses	72,940	85,961	139,963	163,437
Depreciation and amortization expense	8,530	10,175	21,587	20,428
Loss on extinguishment of debt	—	—	55,233	—
Restructuring and other charges	(150)	4,274	3,468	8,907
Operating income (loss) from continuing operations	$56,323	$35,832	$(35,402)	$(5,896)

Percentage of Total Sales:	13 weeks ended		26 weeks ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Sales:
Product sales and other	93.0%	93.3%	93.7%	94.0%
Rental income	7.0	6.7	6.3	6.0
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	79.0	79.3	80.4	80.1
Rental cost of sales (a)	52.7	54.5	53.1	55.0
Total cost of sales	77.1	77.7	78.6	78.6
Gross margin	22.9	22.3	21.4	21.4
Selling and administrative expenses	12.1	14.1	16.2	18.7
Depreciation and amortization expense	1.4	1.7	2.5	2.3
Loss on extinguishment of debt	—	—	6.4	—
Restructuring and other charges	—	0.7	0.4	1.0
Operating income (loss) from continuing operations	9.4%	5.8%	(4.1)%	(0.6)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Second quarter fiscal year 2025 total revenue decreased by (1.4)%, or $(8.3) million, from last year to $602.1 million, primarily driven by a net decrease in physical and virtual locations, many of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $24.4 million, or 3.8%, during the quarter, driven by revenues from BNC First Day programs which increased by $36.2 million, or 18%, helping to offset much of the decline from closed stores in total revenue. Income from Continuing Operations increased by $24.9 million, or 100.1% to $49.7 million, compared to $24.9 million in the prior year. Adjusted EBITDA from Continuing Operations improved by $14.9 million, or 29.1%, to $66.0 million from $51.1 million last year, primarily due to lower selling and administrative expenses of $13.0 million as the result of cost-saving and productivity initiatives, closed stores, and improved gross margin of $1.4 million.

Fiscal year 2025 year to date revenue decreased by $9.0 million, or (1.0)% to $865.6 million, primarily driven by a net decrease in physical and virtual locations, many of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $33.4 million, or 3.7%, during the year, driven by revenues from BNC First Day programs which increased by $55.7 million, or 21%, helping to offset much of the decline from closed stores in total revenue. Income from Continuing Operations was $(49.7) million, inclusive of a loss on extinguishment of debt of $(55.2) million, compared to $24.9 million in the prior year period. Adjusted EBITDA from Continuing Operations improved by $20.1 million to $45.3 million from $25.2 million last year primarily due to lower selling and administrative expenses of $23.5 million primarily related to cost saving and productivity initiatives, closed stores, and growth in our BNC First Day® programs were primarily responsible for the improvement.
Sales
The following table summarizes our sales for the 13 and 26 weeks ended October 26, 2024 and October 28, 2023:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	Var $	Var %	October 26, 2024	October 28, 2023	Var $	Var %
Product sales and other	$559,674	$569,698	$(10,024)	(1.8)%	$810,600	$822,348	$(11,748)	(1.4)%
Rental income	42,448	40,681	$1,767	4.3%	54,953	52,192	$2,761	5.3%
Total Sales	$602,122	$610,379	$(8,257)	(1.4)%	$865,553	$874,540	$(8,987)	(1.0)%
The sales decrease during the 13 and 26 weeks ended October 26, 2024 is primarily related to lower sales resulting from closed stores, offset by higher comparable store sales and new store sales primarily due to our BNC First Day® programs. The components of the sales variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended	26 weeks ended
Dollars in millions	October 26, 2024	October 26, 2024
New stores	$13.6	$17.7
Closed stores	(48.1)	(60.8)
Comparable stores (a)	26.9	37.5
Textbook rental deferral	0.1	0.5
Other (b)	(0.8)	(3.9)
Total sales variance:	$(8.3)	$(9.0)
(a) Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements. For Gross Comparable Store Sales details, see below.
(b) Other revenue includes brand partnership marketing, fulfillment operations, liquidation sales, shipping and handling, marketplace sales, certain accounting adjusting items related to return reserves, and other deferred items.

The following is a store count summary for physical stores and virtual stores.

	13 weeks ended						26 weeks ended
	October 26, 2024			October 28, 2023			October 26, 2024			October 28, 2023
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	657	507	1,164	726	563	1,289	707	538	1,245	774	592	1,366
Opened	1	5	6	5	6	11	20	16	36	13	18	31
Closed	5	3	8	14	15	29	74	45	119	70	56	126
End of period	653	509	1,162	717	554	1,271	653	509	1,162	717	554	1,271
During the 26 weeks ended October 26, 2024, we opened 36 stores and closed 119 stores, with estimated net annual sales of $(67) million. The Company’s strategic initiative is to close under-performing and less profitable stores.
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus traffic, and an increase in the number and timing of on campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Our total sales decreased by $8.3 million, or 1.4%, to $602.1 million during the 13 weeks ended October 26, 2024 from

$610.4 million during the 13 weeks ended October 28, 2023.
•Product sales and other decreased by $10.0 million, or 1.8%, to $559.7 million during the 13 weeks ended October 26, 2024 from $569.7 million during the 13 weeks ended October 28, 2023.
◦Course material product sales decreased by $3.9 million, or 0.9%, to $431.5 million during the 13 weeks ended October 26, 2024, compared to $435.4 million in the prior year period. The decrease was primarily related to lower sales resulting from closed stores, offset by higher comparable store sales and new store sales primarily due to our BNC First Day® programs, which increased by $36.2 million, or 18%, to $235.4 million.

Dollars in millions	13 weeks ended
	October 26, 2024	October 28, 2023	Var $	Var %
First Day Complete Sales	$166.2	$136.4	$29.8	22%
First Day Sales	$69.2	$62.8	$6.4	10%
Total BNC First Day® Sales	$235.4	$199.2	$36.2	18%

Gross Comparable Store Sales for course materials increased by $27.0 million, or 5.9%, compared to the prior year period as discussed below.
◦General merchandise product net sales decreased by $5.4 million, or 5.1%, to $99.6 million, compared to $105.0 million in the prior year period, primarily due to closed stores and lower emblematic product sales. Gross Comparable Store Sales for general merchandise decreased by $2.6 million, or (1.5)%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $0.7 million, or 2.5%, to $28.6 million, compared to $29.3 million in the prior year period, primarily due to lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $1.8 million, or 4.3%, to $42.4 million during the 13 weeks ended October 26, 2024 from $40.7 million during the 13 weeks ended October 28, 2023 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
Our total sales decreased by $9.0 million, or 1.0%, to $865.6 million during the 26 weeks ended October 26, 2024 from $874.6 million during the 26 weeks ended October 28, 2023.
•Product sales and other decreased by $11.7 million, or 1.4%, to $810.6 million during the 26 weeks ended October 26, 2024 from $822.3 million during the 26 weeks ended October 28, 2023.
◦Course material product sales increased by $9.7 million, or 1.7%, to $583.6 million during the 26 weeks ended October 26, 2024, compared to $573.9 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs, which increased by $55.7 million, or 21%, to $316.7 million, offset by lower sales resulting from closed stores.

Dollars in millions	13 weeks ended
	October 26, 2024	October 28, 2023	Var $	Var %
First Day Complete Sales	$200.8	$161.9	$38.9	24%
First Day Sales	$115.9	$99.1	$16.8	17%
Total BNC First Day® Sales	$316.7	$261.0	$55.7	21%

First Day Complete	Fall 2024	Fall 2023	Var #	Var %
Number of campus stores	183	157	26	17%
Estimated enrollment (a)	925,000	800,000	125,000	16%

(a) Total undergraduate and post graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 16, 2024.

Gross Comparable Store Sales for course materials increased by $43.6 million, or 7.3%, compared to the prior year period as discussed below.
◦General merchandise product net sales decreased by $17.5 million, or 9.0%, to $176.2 million, compared to $193.7 million in the prior year period, primarily due to closed stores, lower graduation product sales due to timing of spring graduation events shifting to the fourth quarter of fiscal year 2024 from the first quarter of fiscal year 2025, and lower emblematic product sales. Gross Comparable Store Sales for general merchandise decreased by $10.2 million, or (3.3)%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $3.9 million, or 7.2%, to $50.8 million, compared to $54.7 million in the prior year period, primarily due to lower liquidation sales, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $2.8 million, or 5.3%, to $55.0 million during the 13 weeks ended October 26, 2024 from $52.2 million during the 13 weeks ended October 28, 2023 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
Gross Comparable Store Sales
To supplement the Total Sales table presented above, the Company uses Gross Comparable Store Sales as a key performance indicator. Gross Comparable Store Sales includes sales from physical and virtual stores that have been open for an entire fiscal year period and does not include sales from permanently closed stores for all periods presented. For Gross Comparable Store Sales, sales for logo general merchandise fulfilled by Lids, Fanatics and digital agency sales are included on a gross basis in Gross Comparable Store Sales compared to a net basis as commission revenue in our condensed consolidated financial statements.
We believe the current Gross Comparable Store Sales calculation method reflects management’s view that such comparable store sales are an important measure of the growth in sales when evaluating how established stores have performed over time. We present this metric as additional useful information about the Company’s operational and financial performance and to allow greater transparency with respect to important metrics used by management for operating and financial decision-making. Gross Comparable Store Sales are also referred to as “same-store” sales by others within the retail industry and the method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies and is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
The increase in course material sales was primarily due to the growth of BNC First Day® affordable textbook access programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower logo product sales, graduation product sales due to timing of spring graduation events shifting to the fourth quarter of fiscal year 2024 from the first quarter of fiscal year 2025, lower sales related to cafe and convenience products, and trade books sales.

Gross Comparable Store Sales variances by category for the 13 and 26 week periods are as follows:

	13 weeks ended				26 weeks ended
Dollars in millions	October 26, 2024		October 28, 2023		October 26, 2024		October 28, 2023
Textbooks (Course Materials)	$27.0	5.9%	$26.0	5.8%	$43.6	7.3%	$35.2	6.0%
General Merchandise	(2.6)	(1.5)%	(3.1)	(1.7)%	(10.2)	(3.3)%	3.6	1.1%
Total Gross Comparable Store Sales	$24.4	3.8%	$22.9	3.6%	$33.4	3.7%	$38.8	4.3%

Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 77.1% during the 13 weeks ended October 26, 2024 compared to 77.7% during the 13 weeks ended October 28, 2023. Our gross margin increased by $1.4 million, or 1.0%, to $137.6 million, or 22.9% of sales, during the 13 weeks ended October 26, 2024 from $136.2 million, or 22.3% of sales during the 13 weeks ended October 28, 2023.
Our cost of sales was flat as a percentage of sales to 78.6% during both the 26 weeks ended October 26, 2024 and the 26 weeks ended October 28, 2023. Our gross margin decreased by $2.0 million, or 1.1%, to $184.8 million, or 21.4% of sales, during the 26 weeks ended October 26, 2024 from $186.9 million, or 21.4% of sales during the 26 weeks ended October 28, 2023.
The following table summarizes the cost of sales for the 13 and 26 weeks ended October 26, 2024 and October 28, 2023:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	% of Related Sales	October 28, 2023	% of Related Sales	October 26, 2024	% of Related Sales	October 28, 2023	% of Related Sales
Product and other cost of sales	$442,092	79.0%	$451,953	79.3%	$651,517	80.4%	$658,967	80.1%
Rental cost of sales	22,387	52.7%	22,184	54.5%	29,187	53.1%	28,697	55.0%
Total Cost of Sales	$464,479	77.1%	$474,137	77.7%	$680,704	78.6%	$687,664	78.6%
The following table summarizes the gross margin for the 13 and 26 weeks ended October 26, 2024 and October 28, 2023:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	% of Related Sales	October 28, 2023	% of Related Sales	October 26, 2024	% of Related Sales	October 28, 2023	% of Related Sales
Product and other gross margin	$117,582	21.0%	$117,745	20.7%	$159,083	19.6%	$163,381	19.9%
Rental gross margin	20,061	47.3%	18,497	45.5%	25,766	46.9%	23,495	45.0%
Gross Margin	$137,643	22.9%	$136,242	22.3%	$184,849	21.4%	$186,876	21.4%
For the 13 weeks ended October 26, 2024, the gross margin as a percentage of sales increased as discussed below:
•For the 13 weeks ended October 26, 2024, Product and other gross margin increased (30 basis points), primarily due to lower contract costs as a percentage of sales (50 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed, offset by lower margin rates (20 basis points) for course materials due to higher markdowns related to closed stores and higher inventory reserves, and unfavorable sales mix (40 basis points) due to lower general merchandise sales, primarily from graduation product sales and closed stores, and the shift to digital course materials.
•For the 13 weeks ended October 26, 2024, the Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates and an unfavorable rental mix and higher contract costs as a percentage of sales related to our college and university contracts.
For the 26 weeks ended October 26, 2024, the gross margin as a percentage of sales was flat as discussed below:
•For the 26 weeks ended October 26, 2024, Product and other gross margin decreased (30 basis points), primarily due to unfavorable sales mix (90 basis points) due to lower general merchandise sales, primarily from graduation product sales and closed stores, and the shift to digital course materials, offset by higher margin rates (20 basis points) for course materials due to lower markdowns and lower contract costs as a percentage of sales (40 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•For the 26 weeks ended October 26, 2024, the Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates, off by an unfavorable rental mix and higher contract costs as a percentage of sales related to our college and university contracts.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	% of Sales	October 28, 2023	% of Sales	October 26, 2024	% of Sales	October 28, 2023	% of Sales
Total Selling and Administrative Expenses	$72,940	12.1%	$85,961	14.1%	$139,963	16.2%	$163,437	18.7%
During the 13 weeks ended October 26, 2024, selling and administrative expenses decreased by $13.0 million, or 15.1%, to $72.9 million from $86.0 million during the 13 weeks ended October 28, 2023. This decrease was primarily due to a $7.1 million decrease in closed stores payroll and related operating costs, and cost savings initiatives comprised of a $6.9 million decrease in corporate payroll expense, infrastructure and product development costs, partially offset by a $1.0 million increase in new store payroll expense and related operating costs.
During the 26 weeks ended October 26, 2024, selling and administrative expenses decreased by $23.5 million, or 14.4%, to $140.0 million from $163.4 million during the 26 weeks ended October 28, 2023. This decrease was primarily due to cost savings initiatives comprised of a $14.3 million decrease in corporate payroll expense, including lower payroll expense and lower incentive plan expense related to the resignation of our former Chief Executive Officer on June 11, 2024, and lower infrastructure and product development costs, a $10.2 million decrease in closed stores payroll and related operating costs, and a $1.0 million decrease in comparable store payroll expense and related operating costs, partially offset by a $2.0 million increase in new store payroll expense and related operating costs.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	% of Sales	October 28, 2023	% of Sales	October 26, 2024	% of Sales	October 28, 2023	% of Sales
Total Depreciation and Amortization Expense	$8,530	1.4%	$10,175	1.7%	$21,587	2.5%	$20,428	2.3%
Depreciation and amortization expense decreased by $1.6 million, to $8.5 million during the 13 weeks ended October 26, 2024 from $10.2 million during the 13 weeks ended October 28, 2023. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized in Fiscal 2024, offset by capital additions and accelerated intangible amortization related to closed stores.
Depreciation and amortization expense increased by $1.2 million, to $21.6 million during the 26 weeks ended October 26, 2024 from $20.4 million during the 26 weeks ended October 28, 2023. The increase was primarily attributable to capital additions and accelerated intangible amortization related to closed stores, offset by lower depreciable assets and intangibles due to the store impairment loss recognized in Fiscal 2024.
Loss on extinguishment of debt
On June 10, 2024, our existing Term Loan credit agreement lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million during the 26 weeks ended October 26, 2024 in the condensed consolidated statement of operations in connection with the Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. There were no Term Loan debt conversions in the comparable prior period. See Item 1. Financial Statements - Note 5. Equity and Earnings Per Share and Note 7. Debt.
Restructuring and other charges
During the 13 and 26 weeks ended October 26, 2024, we recognized restructuring and other charges totaling $(0.2) million and $3.5 million, respectively, comprised primarily of $1.0 million and $2.1 million, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $0 and $2.0 million, respectively, of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, and $0.3 million and $0.9 million, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges, and $(1.4) million for both periods related to the termination of liabilities related to a frozen retirement benefit plan (non-cash).
During the 13 and 26 weeks ended October 28, 2023, we recognized restructuring and other charges totaling $4.3 million and $8.9 million, respectively, comprised primarily of $4.3 million and $7.8 million, respectively, of professional service costs for restructuring and process improvements, and $0 and $1.1 million, respectively, of severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives.
Operating Income (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	% of Sales	October 28, 2023	% of Sales	October 26, 2024	% of Sales	October 28, 2023	% of Sales
Total Operating Income (Loss)	$56,323	9.4%	$35,832	5.8%	$(35,402)	(4.1)%	$(5,896)	(0.6)%
Our operating income was $56.3 million during the 13 weeks ended October 26, 2024, compared to operating income of $35.8 million during the 13 weeks ended October 28, 2023. The increase in operating income is due to the matters discussed above. For the 13 weeks ended October 26, 2024, operating income, excluding the $(0.2) million of restructuring and other charges, discussed above, was $56.1 million (or 9.3% of sales). For the 13 weeks ended October 28, 2023, operating income, excluding the $4.3 million of restructuring and other charges, discussed above, was $40.1 million (or 6.6% of sales).
Our operating loss was $(35.4) million during the 26 weeks ended October 26, 2024, compared to operating loss of $(5.9) million during the 26 weeks ended October 28, 2023. The increase in operating loss is due to the matters discussed above. For the 26 weeks ended October 26, 2024, excluding the $55.2 million of loss on extinguishment of debt and the $3.5 million of restructuring and other charges, discussed above, operating income was $23.3 million (or 2.7% of sales). For the 26 weeks ended October 28, 2023, excluding the $8.9 million of restructuring and other charges, discussed above, operating income was $3.0 million (or 0.3% of sales).
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Interest Expense, Net	$5,463	$10,664	$13,081	$18,918
Net interest expense decreased by $5.2 million to $5.5 million during the 13 weeks ended October 26, 2024 from $10.7 million during the 13 weeks ended October 28, 2023. Net interest expense decreased by $5.8 million to $13.1 million during the 26 weeks ended October 26, 2024 from $18.9 million during the 26 weeks ended October 28, 2023. Interest expense decreased primarily due to the June 10, 2024 debt financing transaction, lower borrowing and lower interest rates.
Income Tax Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2024	Effective Rate	October 28, 2023	Effective Rate	October 26, 2024	Effective Rate	October 28, 2023	Effective Rate
Income Tax Expense	$1,125	2.2%	$314	1.2%	$1,261	(2.6)%	$303	(1.2)%
We recorded an income tax expense of $1.1 million on pre-tax income of $50.9 million during the 13 weeks ended October 26, 2024, which represented an effective income tax rate of 2.2% and we recorded an income tax expense of $0.3 million on a pre-tax income of $25.2 million during the 13 weeks ended October 28, 2023, which represented an effective income tax rate of 1.2%. The effective tax rate for the 13 weeks ended October 26, 2024 is materially consistent with the prior year comparable period.
We recorded an income tax expense of $1.3 million on pre-tax loss of $(48.5) million during the 26 weeks ended October 26, 2024, which represented an effective income tax rate of (2.6)% and we recorded an income tax expense of $0.3 million on a pre-tax loss of $(24.8) million during the 26 weeks ended October 28, 2023, which represented an effective income tax rate of (1.2)%. The effective tax rate for the 26 weeks ended October 26, 2024 is materially consistent with the prior year comparable period.

Net Income (Loss) from Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net Income (Loss) from Continuing Operations	$49,735	$24,854	$(49,744)	$(25,117)
As a result of the factors discussed above, net income from continuing operations was $49.7 million during the 13 weeks ended October 26, 2024, compared with $24.9 million during the 13 weeks ended October 28, 2023. As a result of the factors discussed above, net loss from continuing operations was $(49.7) million during the 26 weeks ended October 26, 2024, compared with $(25.1) million during the 26 weeks ended October 28, 2023.
Adjusted Earnings (non-GAAP) is $50.8 million during the 13 weeks ended October 26, 2024, compared with $29.9 million during the 13 weeks ended October 28, 2023. Adjusted Earnings (non-GAAP) is $9.3 million during the 26 weeks ended October 26, 2024, compared with $(14.5) million during the 26 weeks ended October 28, 2023.See Adjusted Earnings (non-GAAP) discussion below.
Use of Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA, and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income (loss) from continuing operations adjusted for certain reconciling items that are subtracted from or added to net income (loss) from continuing operations. We define Adjusted EBITDA as net income (loss) from continuing operations plus (1) depreciation and amortization; (2) interest expense and (3) income taxes, (4) as adjusted for items that are subtracted from or added to net income (loss) from continuing operations. We define Free Cash Flow as Cash Flows from Operating Activities less capital expenditures, cash interest and cash taxes.
To properly and prudently evaluate our business, we encourage you to review our condensed consolidated financial statements included elsewhere in this Form 10-Q, the reconciliation of Adjusted Earnings to net income (loss) from continuing operations, and the reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss) from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
These non-GAAP financial measures are not intended as substitutes for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our use of these non-GAAP financial measures may be different from similarly named measures used by other companies, limiting their usefulness for comparison purposes.
We review these non-GAAP financial measures as internal measures to evaluate our performance at a consolidated level and manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as they exclude certain items that management believes do not reflect the ordinary performance of our operations in a particular period. Our Board of Directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. We believe that the inclusion of Adjusted Earnings and Adjusted EBITDA provides investors useful and important information regarding our operating results, in a manner that is consistent with management's evaluation of business performance. We believe that Free Cash Flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements and assists investors in their understanding of our operating profitability and liquidity as we manage the business to maximize margin and cash flow.
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.

Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net income (loss) from continuing operations	$49,735	$24,854	$(49,744)	$(25,117)
Reconciling items (below)	1,105	5,073	59,093	10,663
Adjusted Earnings (non-GAAP)	$50,840	$29,927	$9,349	$(14,454)

Reconciling items
Loss on extinguishment of debt (a)	$—	$—	$55,233	$—
Restructuring and other charges (a)	(150)	4,274	3,468	8,907
Stock-based compensation expense (non-cash)	1,255	799	392	1,756
Reconciling items (b)	$1,105	$5,073	$59,093	$10,663
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net income (loss) from continuing operations	$49,735	$24,854	$(49,744)	$(25,117)
Add:
Depreciation and amortization expense	8,530	10,175	21,587	20,428
Interest expense, net	5,463	10,664	13,081	18,918
Income tax expense	1,125	314	1,261	303
Loss on extinguishment of debt (a)	—	—	55,233	—
Restructuring and other charges (a)	(150)	4,274	3,468	8,907
Stock-based compensation expense (non-cash)	1,255	799	392	1,756
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$65,958	$51,080	$45,278	$25,195

(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    There is no pro forma income effect of the non-GAAP items.
Free Cash Flow (non-GAAP)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net cash flows provided by (used in) operating activities from continuing operations (a)	$47,410	$72,698	$(96,582)	$(47,160)
Less:
Capital expenditures (b)	3,058	3,977	6,528	8,196
Cash interest	5,134	7,576	9,866	13,972
Cash taxes	(2,289)	43	(2,085)	388
Free Cash Flow (non-GAAP)	$41,507	$61,102	$(110,891)	$(69,716)
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

Capital Expenditures	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Physical store capital expenditures	$1,386	$1,743	$3,350	$3,948
Product and system development	1,548	1,697	2,708	3,460
Other	124	537	470	788
Total Capital Expenditures	$3,058	$3,977	$6,528	$8,196

Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our A&R Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of October 26, 2024, we had $28.9 million of cash on hand, including $14.9 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, Term Loan debt conversion, and a Credit Facility refinancing, to substantially deleverage our consolidated balance sheet. Additionally, on September 19, 2024, we entered into an At-the-Market ("ATM") sales agreement with BTIG, LLC, under which we sold an aggregate offering of up to $40.0 million of our Common Stock from time to time through BTIG, LLC as our sales agent. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs, which will also allow us to strategically invest in innovation and growth initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Financing Arrangements below.
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

Liquidity
Sources and Uses of Cash Flow - Continuing Operations

	26 weeks ended
Dollars in thousands	October 26, 2024	October 28, 2023
Net cash flows used in operating activities from continuing operations	$(96,582)	$(47,160)
Net cash flows used in investing activities from continuing operations	(5,736)	(8,118)
Net cash flows provided by financing activities from continuing operations	102,690	41,175
Net change in cash, cash equivalents, and restricted cash from continuing operations	$372	$(14,103)
As of October 26, 2024 and October 28, 2023, we had restricted cash of $17.3 million and $20.3 million, respectively, comprised of $14.9 million and $19.4 million, respectively, in prepaid and other current assets in the condensed consolidated balance sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million and $0.9 million, respectively, in other noncurrent assets in the condensed consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows used in operating activities from continuing operations during the 26 weeks ended October 26, 2024 were $(96.6) million compared to $(47.2) million during the 26 weeks ended October 28, 2023. The increase in cash flows used in operating activities from continuing operations of $49.4 million was primarily due to higher receivables due to the growth of our BNC First Day programs, and the timing of payables to vendors for inventory purchases and expenses.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 26 weeks ended October 26, 2024 were $(5.7) million compared to $(8.1) million during the 26 weeks ended October 28, 2023. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $6.5 million and $8.2 million during the 26 weeks ended October 26, 2024 and October 28, 2023, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by financing activities from continuing operations during the 26 weeks ended October 26, 2024 were $102.7 million compared to $41.2 million during the 26 weeks ended October 28, 2023. The net change of $61.5 million is primarily due the gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment led by Immersion Corporation, and a $45.0 million fully backstopped equity rights offering, and proceeds of $9.6 million from the sale of Common Stock, offset by payments for equity issuance costs of $9.7 million and lower net borrowings of $38.1 million.

Capital Resources
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

On September 19, 2024, we entered into the Sales Agreement with BTIG, under which we sold our Common Stock from time to time through BTIG as its sales agent. BTIG sold an aggregate offering of up to $40.0 million of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the Sales Agreement. We were not obligated to make any sales of Common Stock under the Sales Agreement. During the 13 and 26 weeks ended October 26, 2024, we issued and sold 1,046,460 shares of our Common Stock under the sales agreement at a weighted-average price of $9.35 per share and received $9.6 million in proceeds, net of commissions. Subsequent to October 26, 2024, we issued and sold 2,928,145 shares of our Common Stock under the Sales Agreement at a weighted-average price of $10.32 per share and received $29.7 million in proceeds, net of commissions. As of November 27, 2024, we sold the maximum aggregate offering of $40.0 million of our Common Stock under the ATM Sales Agreement.
Share Repurchases
During the 26 weeks ended October 26, 2024, we did not repurchase any of our Common Stock under the stock repurchase program. As of October 26, 2024, approximately $26.7 million remains available under the stock repurchase program.
During the 13 and 26 weeks ended October 26, 2024, we repurchased 0 and 429 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Income Tax Implications on Liquidity
As of October 26, 2024, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the condensed consolidated balance sheet. We received refunds of $15.8 million and $8.5 million in Fiscal 2023, and Fiscal 2024, respectively. We received a final $2.7 million refund (including $0.3 million in interest) on August 12, 2024.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 26, 2024.
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
Item 1A. Risk Factors
There have been no material changes, during the 26 weeks ended October 26, 2024 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of October 26, 2024 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2025 under the stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28, 2024 - August 24, 2024	—	$—	—	$26,669,324
August 25, 2024 - September 28, 2024	—	$—	—	$26,669,324
September 29, 2024 - October 26, 2024	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per share of Common Stock. This price includes a per share commission paid for all repurchases.
During the 13 and 26 weeks ended October 26, 2024, we repurchased 0 and 429 shares of our Common Stock, respectively, ($0 and $8.65 average price paid per share of Common Stock, respectively) outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

3.1
Amended and Restated Certificate of Incorporation of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on September 20, 2024, and incorporated herein by reference.

3.2
Second Amended and Restated By-Laws, as Amended, Effective as of October 5, 2023, of Barnes & Noble Education, Inc., filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on October 12, 2023, and incorporated herein by reference.

10.1
At-the-Market Sales Agreement, dated September 19, 2024, between Barnes & Noble Education, Inc. and BTIG, LLC., filed as Exhibit 1.1 to Report on Form 8-K filed with the SEC on September 20, 2024, and incorporated herein by reference.

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

December 9, 2024