Form 10-Q
period 2025-01-25
Barnes & Noble Education, Inc.
filed 2025-03-10
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2025, 34,053,847 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 25, 2025

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
•the pace of course material affordable access program adoption in the marketplace is slower than anticipated and our ability to successfully convert the majority of our institutions to our BNC First Day® affordable access course material models or successfully compete with third parties that provide similar affordable textbook access solutions;
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
•the timing of cash collection from our school clients;
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
•severe weather events and natural disasters across the United States may create disruptions to our store operations or college campus operations;
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
•a determination that an additional change of ownership has occurred, which may further limit the future utilization of our tax attributes;
•changes in applicable domestic and international laws, rules or regulations, including, without limitation, U.S. tax reform, changes in tax rates, tarrifs, import and export control laws and regulations, as well as related guidance;
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
•changes in accounting standards; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024).
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

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Sales:
Product sales and other	$423,163	$415,375	$1,233,763	$1,237,723
Rental income	43,162	41,298	98,115	93,490
Total sales	466,325	456,673	1,331,878	1,331,213
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	344,616	332,728	996,133	991,695
Rental cost of sales	25,330	23,909	54,517	52,606
Total cost of sales	369,946	356,637	1,050,650	1,044,301
Gross profit	96,379	100,036	281,228	286,912
Selling and administrative expenses	71,561	79,756	211,524	243,193
Depreciation and amortization expense	7,814	10,148	29,401	30,576
Impairment loss (non-cash)	1,713	5,798	1,713	5,798
Loss on extinguishment of debt	—	—	55,233	—
Restructuring and other charges	(7,568)	3,413	(4,100)	12,320
Operating income (loss)	22,859	921	(12,543)	(4,975)
Interest expense, net	5,083	10,620	18,164	29,538
Income (loss) from continuing operations before income taxes	17,776	(9,699)	(30,707)	(34,513)
Income tax expense	10,664	229	11,925	532
Income (loss) from continuing operations	$7,112	$(9,928)	$(42,632)	$(35,045)
Income (loss) from discontinued operations, net of tax of $0, $0, $0, and $20, respectively	$—	$289	$—	$(802)
Net Income (loss)	$7,112	$(9,639)	$(42,632)	$(35,847)

Earnings (loss) per share of Common Stock:
Basic:
Continuing operations	$0.23	$(3.71)	$(1.81)	$(13.18)
Discontinued operations	$—	$0.11	$—	$(0.30)
Total Basic Earnings (loss) per share	$0.23	$(3.60)	$(1.81)	$(13.48)
Weighted average common shares outstanding - Basic	30,508	2,673	23,515	2,659

Diluted:
Continuing operations	$0.23	$(3.71)	$(1.81)	$(13.18)
Discontinued operations	$—	$0.11	$—	$(0.30)
Total Diluted Earnings (loss) per share	$0.23	$(3.60)	$(1.81)	$(13.48)
Weighted average common shares outstanding - Diluted	30,662	2,673	23,515	2,659

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	January 25, 2025	January 27, 2024	April 27, 2024
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,185	$8,123	$10,459
Receivables, net	354,241	315,126	104,110
Merchandise inventories, net	326,825	341,544	344,037
Textbook rental inventories	41,033	44,521	32,992
Prepaid expenses and other current assets	26,729	54,337	39,158
Total current assets	758,013	763,651	530,756
Property and equipment, net	41,956	57,273	52,912
Operating lease right-of-use assets	180,710	220,238	202,522
Intangible assets, net	81,630	97,947	94,191
Deferred tax assets, net	1,055	—	—
Other noncurrent assets	24,217	12,488	24,703
Total assets	$1,087,581	$1,151,597	$905,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303,577	$343,100	$299,157
Accrued liabilities	130,069	156,874	77,441
Current operating lease liabilities	101,062	125,545	102,206
Short-term borrowings	—	224,067	—
Total current liabilities	534,708	849,586	478,804
Long-term deferred taxes, net	—	2,010	1,289
Long-term operating lease liabilities	121,835	155,226	142,193
Other long-term liabilities	6,521	17,451	15,882
Long-term borrowings	141,200	30,191	196,337
Total liabilities	804,264	1,054,464	834,505
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000 shares; 0 shares issued and 0 shares outstanding	—	—	—
Common stock, $0.01 par value; authorized, 200,000, 2,000 and 2,000 shares, respectively; issued, 34,081, 558 and 558 shares, respectively; outstanding, 34,054, 531 and 532 shares, respectively	341	558	558
Additional paid-in capital	1,004,731	748,330	749,140
Accumulated deficit	(699,199)	(629,203)	(656,567)
Treasury stock, at cost	(22,556)	(22,552)	(22,552)
Total stockholders' equity	283,317	97,133	70,579
Total liabilities and stockholders' equity	$1,087,581	$1,151,597	$905,084

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	39 weeks ended
	January 25, 2025	January 27, 2024
Cash flows from operating activities:
Net loss	$(42,632)	$(35,847)
Less: Loss from discontinued operations, net of tax	—	(802)
Loss from continuing operations	(42,632)	(35,045)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	29,401	30,576
Amortization of deferred financing costs	4,248	8,380
Impairment loss (non-cash)	1,713	5,798
Loss on extinguishment of debt	55,233	—
Deferred taxes	(2,344)	171
Stock-based compensation expense	2,953	2,568
Non-cash interest expense (paid-in-kind)	—	1,750
Changes in operating lease right-of-use assets and liabilities	19	19,553
Changes in other long-term assets and liabilities, net	(6,006)	(2,961)
Changes in other operating assets and liabilities
Receivables	(250,131)	(222,614)
Merchandise inventories, net	17,212	(18,565)
Textbook rental inventories	(8,041)	(14,172)
Prepaid expenses and other current assets	1,232	2,436
Accounts payable and accrued liabilities	58,616	138,904
Changes in other operating assets and liabilities	(181,112)	(114,011)
Net cash flows used in operating activities from continuing operations	(138,527)	(83,221)
Net cash flows used in operating activities from discontinued operations	—	(3,650)
Net cash flow used in operating activities	$(138,527)	$(86,871)
Cash flows from investing activities:
Purchases of property and equipment	$(9,300)	$(11,459)
Net change in other noncurrent assets	792	78
Net cash flows used in investing activities from continuing operations	(8,508)	(11,381)
Net cash flows provided by investing activities from discontinued operations	—	21,395
Net cash flow (used in) provided by investing activities	$(8,508)	$10,014
Cash flows from financing activities:
Proceeds from borrowings	$667,355	$454,459
Repayments of borrowings	(691,121)	(384,545)
Proceeds from Private Equity Investment	50,000	—
Proceeds from Rights Offering	45,000	—
Proceeds from sales of Common Stock under ATM facility, net of commissions	78,450	—
Payment of equity issuance costs	(9,724)	—
Payment of deferred financing costs	(5,569)	(9,845)
Purchase of treasury shares	(4)	(176)
Proceeds from principal stockholder expense reimbursement	1,190	—

Payment of finance lease principal	(385)	—
Net cash flows provided by financing activities from continuing operations	135,192	59,893
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	$135,192	$59,893
Net decrease in cash, cash equivalents and restricted cash	(11,843)	(16,964)
Cash, cash equivalents and restricted cash at beginning of period	28,570	31,988
Cash, cash equivalents and restricted cash at end of period	16,727	15,024
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$16,727	$15,024

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands) (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551	$551	$745,932	$(593,356)	26	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	2	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					—	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	553	$553	$746,724	$(643,744)	26	$(22,474)	$81,059
Stock-based compensation expense			799				799
Vested equity awards	5	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					1	(74)	(74)
Net income				24,180			24,180
Balance October 28, 2023	558	$558	$747,518	$(619,564)	27	$(22,548)	$105,964
Stock-based compensation expense			812				812
Vested equity awards							—
Shares repurchased for tax withholdings for vested stock awards						(4)	(4)
Net loss				(9,639)			(9,639)
Balance January 27, 2024	558	$558	$748,330	$(629,203)	27	$(22,552)	$97,133

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558	$558	$749,140	$(656,567)	27	$(22,552)	$70,579
Stock-based compensation expense			(863)				(863)
Vested equity awards	3	—	—				—
Shares repurchased for tax withholdings for vested stock awards					—	(4)	(4)
Private Equity Investment	10,000	100	49,900				50,000
Rights Offering	9,000	90	44,910				45,000
Equity issuance costs			(9,524)				(9,524)
Term Loan debt conversion	6,674	67	86,688				86,755
Principal stockholder expense reimbursement			1,940				1,940
Other		(553)	553				—
Net loss				(99,479)			(99,479)
Balance July 27, 2024	26,235	$262	$922,744	$(756,046)	27	$(22,556)	$144,404
Stock-based compensation expense			1,255				1,255
Vested equity awards	31	—	—				—
Equity issuance costs			(178)				(178)
Proceeds from sales of Common Stock under ATM facility, net of commissions	1,047	11	9,579				9,590
Net income				49,735			49,735
Balance October 26, 2024	27,313	$273	$933,400	$(706,311)	27	$(22,556)	$204,806
Stock-based compensation expense			2,561				2,561
Equity issuance costs			(22)				(22)
Proceeds from sales of Common Stock under ATM facility, net of commissions	6,768	68	68,792				68,860
Net income				7,112			7,112
Balance January 25, 2025	34,081	$341	$1,004,731	$(699,199)	27	$(22,556)	$283,317

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
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
This Form 10-Q should be read in conjunction with our Audited Consolidated Financial Statements and accompanying Notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024), which includes consolidated financial statements for the Company as of April 27, 2024 and April 29, 2023 and for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022 (“Fiscal 2024,” “Fiscal 2023” and “Fiscal 2022,” respectively) and the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarter ended July 27, 2024 and October 26, 2024.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesaler, and bookstore management hardware and software provider. We operate 1,164 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 25, 2025 are not indicative of the results expected for the 53 weeks ending May 3, 2025 (“Fiscal 2025”).
Seasonality
Our business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
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
Discontinued Operations
On May 31, 2023, we completed the sale of assets related to our former Digital Student Solutions (“DSS”) segment, which met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to the DSS Segment for Fiscal 2024 are included in the condensed consolidated statements of operations as “Income (loss) from discontinued operations, net of tax.” The cash flows of our former DSS segment are also presented separately in our condensed consolidated statements of cash flows.

	13 weeks ended	39 weeks ended
	January 27, 2024	January 27, 2024
Total sales	$—	$2,784
Cost of sales	—	76
Gross profit	—	2,708
Selling and administrative expenses	177	3,101
Depreciation and amortization	—	3
Gain on sale of business	(477)	(3,545)
Impairment loss (non-cash)	—	610
Restructuring costs	11	3,308
Transaction costs	—	13
Operating loss	289	(782)
Income tax expense	—	20
Income (loss) from discontinued operations, net of tax	$289	$(802)

Restricted Cash
As of January 25, 2025, January 27, 2024, and April 27, 2024, we had restricted cash of $7,542, $6,901, and $18,111, respectively, comprised of $5,199, $5,948, and $17,146, respectively, in prepaid and other current assets in the condensed consolidated balance sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B.A “Lids” for logo merchandise sales as per the Lids service provider merchandising agreement, and $2,343, $953, and $965, respectively, in other noncurrent assets in the condensed consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory, which includes certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand.
Cost is determined primarily by the retail inventory method for our physical bookstore inventory. Our fulfillment inventory and trade book inventory are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories. There were no LIFO adjustments during the 39 weeks ended January 25, 2025 and January 27, 2024.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

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
Revenue recognized for our BNC First Day® offerings is consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
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

	13 weeks ended		39 weeks ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Product and Other Sales
Course Materials Product Sales	$328,073	$317,571	$975,499	$962,272
General Merchandise Product Sales (a)	71,608	72,464	183,981	193,617
Service and Other Revenue (b)	23,482	25,340	74,283	81,834
Product and Other Sales sub-total	423,163	415,375	1,233,763	1,237,723
Course Materials Rental Income	43,162	41,298	98,115	93,490
Total Sales	$466,325	$456,673	$1,331,878	$1,331,213
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

Contract Assets and Liabilities
Accounts receivables were $354,241, $315,126, $104,110 and $92,512 as of January 25, 2025, January 27, 2024, April 27, 2024 and April 29, 2023, respectively.
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	39 weeks ended
	January 25, 2025	January 27, 2024
Deferred revenue at the beginning of period	$14,892	$15,356
Additions to deferred revenue during the period	161,675	159,888
Reductions to deferred revenue for revenue recognized during the period	(123,600)	(122,449)
Deferred revenue balance at the end of period:	$52,967	$52,795
Balance Sheet classification:
Accrued liabilities	$49,707	$49,074
Other long-term liabilities	3,260	3,721
Deferred revenue balance at the end of period:	$52,967	$52,795
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
Note 5. Equity and Earnings Per Share
Equity
During the 13 and 39 weeks ended January 25, 2025, we did not repurchase shares of our Common Stock under the stock repurchase program and, as of January 25, 2025, approximately $26,669 remains available under the stock repurchase program.
During the 13 and 39 weeks ended January 25, 2025, we repurchased 0 and 429 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

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
•Our existing Term Loan (as defined below) lenders, TopLids LendCo, LLC (“TopLids”) and Vital Fundco, LLC (“VitalSource”), converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into shares of our Common Stock. See Term Loan Credit Agreement Debt Conversion below.
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
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

During the 39 weeks ended January 25, 2025, we incurred equity issuance costs totaling $9,524 related to the Rights Offering and Private Investment which are presented in additional paid in capital in the condensed consolidated balance sheet.
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
Term Loan Credit Agreement Debt Conversion
Upon closing of the Rights Offering on June 10, 2024, we converted, at the Subscription Price, all outstanding principal and any accrued and unpaid interest under the Term Loan (as defined below) , totaling $34,000, into 6,674 shares of our Common Stock (the "Term Loan Debt Conversion"). We recognized a loss on extinguishment of debt of $55,233 in the condensed consolidated statement of operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated.
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
At-the-Market Equity Offerings
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which we sold our Common Stock from time to time through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million oof our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement. During the 39 weeks ended January 25, 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the September ATM Sales Agreement, at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions.
On December 20, 2024, we entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which we sold our Common Stock through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the Sales Agreement. We were not obligated to make any sales of Common Stock under the December ATM Sales Agreement. During the 39 weeks ended January 25, 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the December ATM Sales Agreement, at a weighted-average price of

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

$10.42 per share and received $39.2 million in proceeds, net of commissions.
Earnings Per Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the period. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted Common Stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for Common Stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. During the 13 weeks ended January 25, 2025 and January 27, 2024, average shares of 8,456 and 30,094 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. During the 39 weeks ended January 25, 2025 and January 27, 2024, average shares of 333,770 and 33,057 were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive, respectively. The following is a reconciliation of the basic and diluted earnings per share calculation:

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

	13 weeks ended		39 weeks ended
(shares in thousands)	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Numerator for basic earnings per share:
Net income (loss) from continuing operations	$7,112	$(9,928)	$(42,632)	$(35,045)
Less allocation of earnings to participating securities	(19)	—	—	—
Net income (loss) from continuing operations available to common shareholders	7,093	(9,928)	(42,632)	(35,045)
Income (loss) from discontinued operations, net of tax	—	289	—	(802)
Net income (loss) available to common shareholders	$7,093	$(9,639)	$(42,632)	$(35,847)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations	$7,093	$(9,928)	$(42,632)	$(35,045)
Allocation of earnings to participating securities	19	—	—	—
Less diluted allocation of earnings to participating securities	(19)	—	—	—
Net income (loss) from continuing operations available to common shareholders	7,093	(9,928)	(42,632)	(35,045)
Income (loss) from discontinued operations, net of tax	—	289	—	(802)
Net income (loss) available to common shareholders	$7,093	$(9,639)	$(42,632)	$(35,847)

Denominator for basic earnings per share:
Basic weighted average shares of Common Stock	30,508	2,673	23,515	2,659

Denominator for diluted earnings per share:
Basic weighted average shares of Common Stock	30,508	2,673	23,515	2,659
Average dilutive restricted stock units	14	—	—	—
Average dilutive restricted shares	19	—	—	—
Average dilutive performance share units	121
Average dilutive stock options	—	—	—	—
Diluted weighted average shares of Common Stock	30,662	2,673	23,515	2,659

Earnings (Loss) per share of Common Stock:
Basic
Continuing operations	$0.23	$(3.71)	$(1.81)	$(13.18)
Discontinuing operations	—	0.11	—	(0.30)
Total Basic Earnings per share	$0.23	$(3.60)	$(1.81)	$(13.48)

Diluted
Continuing operations	$0.23	$(3.71)	$(1.81)	$(13.18)
Discontinuing operations	—	0.11	—	(0.30)
Total Diluted Earnings per share	$0.23	$(3.60)	$(1.81)	$(13.48)

Note 6. Fair Value Measurements
In accordance with ASC No. 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

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
Note 7. Debt

		As of
	Maturity Date	January 25, 2025	January 27, 2024	April 27, 2024
Credit Facility	June 9, 2028	$141,200	$224,067	$164,947
Term Loan		—	31,750	32,653
sub-total		141,200	255,817	197,600
Less: Deferred financing costs, Term Loan (a)		—	(1,559)	(1,263)
Total debt		$141,200	$254,258	$196,337
Balance Sheet classification:
Short-term borrowings		$—	$224,067	$—
Long-term borrowings		$141,200	$30,191	$196,337
Total debt		$141,200	$254,258	$196,337

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
•Our existing Term Loan (as defined below) lenders, TopLids and VitalSource, converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into our Common Stock. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. See Note 5. Equity and Earnings Per Share.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

•We refinanced our Credit Facility (defined below) providing access to a $325,000 facility maturing in 2028. The refinanced Credit Facility will enhance our financial flexibility and reduce our annual interest expense. See discussion below.
Credit Facility
As of January 25, 2025, we are party to a credit agreement (the “Credit Agreement”), by and among the Company, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto, originally entered into on August 3, 2015 (the "Credit Agreement"). Between March 2019 and April 2024, the Credit Agreement undergone multiple amendments. On June 10, 2024 (the “Closing Date”), the Credit Agreement was amended and restated (as amended and restated, the "A&R Credit Agreement"). Under the Credit Agreement, the lenders originally committed to provide us with an asset-backed revolving credit facility in an aggregate principal amount of $400,000 (the “Credit Facility”), which was reduced to $380,000 by the April 2024 amendment.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

As of January 25, 2025, and through the date of this filing, we believe we were in compliance with the covenants under the A&R Credit Agreement.
During the 39 weeks ended January 25, 2025, we borrowed $667,355 and repaid $691,121 under the Credit Facility, and had outstanding borrowings of $141,200 as of January 25, 2025. During the 39 weeks ended January 27, 2024, we borrowed $454,459 and repaid $384,545 under the Credit Facility, and had outstanding borrowings of $224,067 as of January 27, 2024. As of January 25, 2025 and January 27, 2024, we have issued $575 and $3,575, respectively, in letters of credit under the Credit Facility.
Term Loan
On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids and Vital Fundco (the "Term Loan"). The Term Loan provided for term loans in an amount equal to $30,000 and matured on April 7, 2025. The proceeds of the Term Loans were being used to finance working capital, and to pay fees and expenses related to the Term Loan.
On June 10, 2024, our existing Term Loan lenders converted approximately $34,000 of outstanding principal and accrued and unpaid interest into our Common Stock, resulting in financing noncash flow activity totaling $86,755. We recognized a loss on extinguishment of debt of $55,233 in the condensed consolidated statement of operations in connection with the Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan Debt Conversion, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. See Note 5. Equity and Earnings Per Share.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the condensed consolidated balance sheets, and are subsequently amortized ratably over the term of respective debt.

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	January 25, 2025	January 27, 2024	April 27, 2024
Credit Facility - Prepaid and Other Current Assets	June 9, 2028	$—	$14,570	$—
Credit Facility - Other noncurrent assets		12,512	—	12,897
Credit Facility - sub-total		12,512	14,570	12,897
Term Loan - Contra Debt		—	1,559	1,263
Total deferred financing costs		$12,512	$16,129	$14,160
Interest Expense
The following table disaggregates interest expense for the 13 and 26 week periods:

	13 weeks ended		39 weeks ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Interest Incurred
Credit Facility	$4,179	$5,747	$13,797	$18,286
Term Loan	—	907	453	3,074
Total Interest Incurred	$4,179	$6,654	$14,250	$21,360
Amortization of Deferred Financing Costs
Credit Facility	$915	$3,662	$4,098	$7,456
Term Loan	—	312	150	924
Total Amortization of Deferred Financing Costs	$915	$3,974	$4,248	$8,380
Interest Income, net of expense	$(11)	$(8)	$(334)	$(202)
Total Interest Expense	$5,083	$10,620	$18,164	$29,538

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

Cash interest paid during the 13 weeks ended January 25, 2025 and January 27, 2024 was $4,633 and $5,668, respectively, and cash interest paid during the 39 weeks ended January 25, 2025 and January 27, 2024 was $14,499 and $19,640, respectively.
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
We recognized lease expense related to our college and university contracts as cost of sales in our condensed consolidated statements of operations as follows:

	13 weeks ended		39 weeks ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Variable lease expense	$19,241	$18,679	$58,084	$56,039
Operating lease expense	33,618	33,830	98,826	103,314
Net lease expense	$52,859	$52,509	$156,910	$159,353
The following table summarizes our minimum fixed lease obligations, excluding variable commissions:

As of January 25, 2025
Remainder of Fiscal 2025	$75,208
Fiscal 2026	43,935
Fiscal 2027	34,016
Fiscal 2028	28,602
Fiscal 2029	25,523
Thereafter	37,931
Total lease payments	245,215
Less: imputed interest	(22,318)
Operating lease liabilities at period end	$222,897
Future lease payment obligations related to leases that were entered into, but did not commence as of January 25, 2025, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

The following summarizes additional information related to our operating leases:

	As of
	January 25, 2025	January 27, 2024
Weighted average remaining lease term (in years)	4.2 years	4.4 years
Weighted average discount rate	4.9%	4.4%

Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$98,883	$85,880
Right-of-use assets obtained in exchange for lease liabilities from initial recognition	$72,356	$78,446
Note 9. Supplementary Information
Restructuring and other charges
During the 13 and 39 weeks ended January 25, 2025, we recognized restructuring and other charges totaling $(7,568) and $(4,100), respectively, comprised primarily of $(11) and $2,061, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives; $0 and $1,963, respectively, of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024,$(1,789) of which is included in accrued liabilities in the condensed consolidated balance sheet as of January 25, 2025; $64 and $884, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges; and $(7,620) and $(9,007), respectively, related to the termination of liabilities related to a frozen retirement benefit plan (non-cash). We recognized an increase to additional paid in capital on the condensed consolidated balance sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
During the 13 and 39 weeks ended January 27, 2024, we recognized restructuring and other charges totaling $3,413 and $12,320, respectively, comprised primarily of $3,413 and $11,240, respectively, of professional service costs for restructuring and process improvements, and $0 and $1,080, respectively, of severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives.
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
During the 39 weeks ended January 25, 2025, we granted the following awards under the Equity Incentive Plan:
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

Company’s Common Stock over a period of time corresponding to the expected PSU term.

	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.53%	3.53%	3.53%
Company volatility	120%	120%	120%
Derived service period	1.0 year	2.0 years	3.0 years
Grant date fair value per award	$9.74	$9.62	$9.46
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Stock-based awards
Restricted stock expense	$200	$—	$467	$11
Restricted stock units expense	185	512	417	1,528
Performance share units expense	2,147	—	2,895	—
Stock option expense	29	300	(826)	1,029
Sub-total stock-based awards:	$2,561	$812	$2,953	$2,568
Cash settled awards
Phantom share units expense	$—	$1	$(4)	$(128)
Total compensation expense for long-term incentive awards	$2,561	$813	$2,949	$2,440
The negative long-term incentive plan is primarily due to forfeitures of $1,562 resulting from the resignation of our former Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of January 25, 2025 was $12,342 and is expected to be recognized over a weighted-average period of 1.6 years.
Note 11. Employee Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly. Total employee benefit expense for these plans was $0 during the 13 weeks ended January 25, 2025 and January 27, 2024. Total employee benefit expense for these plans was $0 and $1,687 during the 39 weeks ended January 25, 2025 and January 27, 2024, respectively. Commencing in September 2023, we revised the 401(k)-retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 12. Income Taxes
We recorded an income tax expense of $10,664 on pre-tax income of $17,776 during the 13 weeks ended January 25, 2025, which represented an effective income tax rate of 60.0% and an income tax expense of $229 on pre-tax income of $(9,699) during the 13 weeks ended January 27, 2024, which represented an effective income tax rate of (2.4)%. We recorded an income tax expense of $11,925 on pre-tax loss of $(30,707) during the 39 weeks ended January 25, 2025, which represented an effective income tax rate of (38.8)% and an income tax expense of $532 on pre-tax loss of $(34,513) during the 39 weeks ended January 27, 2024, which represented an effective income tax rate of (1.5)%. The effective tax rate for the 13 weeks ended January 25, 2025 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, offset by the impact of accounting method changes filed for our fiscal year 2024 tax return in the current period. The effective tax rate for the 39 weeks ended January 25, 2025 is lower than the prior year comparable period due to the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the 13 and 39 weeks ended January 25, 2025 and January 27, 2024
(Thousands of dollars, except share and per share data)
(unaudited)

IRC 382 limitation on attribute utilization offset by the impact of accounting method changes filed on our fiscal year 2024 tax return and permanent differences related to the loss on the debt-to-equity conversion in the current period.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 25, 2025, we determined that it was more likely than not that we would not realize all deferred tax assets and our tax rate for the current fiscal year reflects this determination. We will continue to evaluate this position.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024. The Company conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impacts the utilization of our tax attributes including our $233,305 NOL carryforwards, $61,224 disallowed interest expense carryforwards, and $1,131 tax credit carryforwards. The Company anticipates that $96,000 of these tax attributes may be made available during the first five years following the ownership change on June 10, 2024, which would be able to offset future taxable income.
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
Note 14. Subsequent Event
[OPEN FOR ANY SUBSEQUENT EVENT THROUGH FILING DATE]

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
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesaler, and bookstore management hardware and software provider. We operate 1,164 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. See BNC First Day® Affordable Access Course Material Programs below.
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
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024).
BNC First Day® Affordable Access Course Material Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

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
Offering course materials through our BNC First Day® affordable access course material programs, First Day Complete and First Day, is an important strategic initiative of ours to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. In Fiscal 2024, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond.
The following table summarizes our BNC First Day® sales for the 13 and 39 weeks ended January 25, 2025 and January 27, 2024:

Dollars in millions	13 weeks ended				39 weeks ended
	January 25, 2025	January 27, 2024	Var $	Var %	January 25, 2025	January 27, 2024	Var $	Var %
First Day Complete Sales	$141.8	$109.5	$32.3	29.5%	$342.7	$271.5	$71.2	26.2%
First Day Sales	$80.4	$74.5	$5.9	7.9%	$196.3	$173.6	$22.7	13.1%
Total BNC First Day® Sales	$222.2	$184.0	$38.2	20.8%	$539.0	$445.1	$93.9	21.1%

First Day Complete					Spring 2025	Spring 2024	Var #	Var %
Number of campus stores					191	160	31	19.4%
Estimated enrollment (a)					957,000	805,000	152,000	18.9%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 5, 2025

Financing Arrangements
On June 10, 2024, we completed various transactions, including an equity rights offering, private equity investment, a term loan debt conversion, and credit facility refinancing, to substantially deleverage our consolidated balance sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment (the “Private Investment”) led by Immersion and the $45.0 million Rights Offering. The transactions infused approximately $85.5 million of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining a controlling interest in the Company.
•Our existing Term Loan lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million in the condensed consolidated statement of operations in connection with the Term Loan Debt Conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated.
•We refinanced our Credit Facility providing access to a $325.0 million facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense.
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which we sold our Common Stock from time to time through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement. During the 39 weeks ended January 25, 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the September ATM Sales Agreement, at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions.
On December 20, 2024, we entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which we sold our Common Stock through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the Sales Agreement. We were not obligated to make any sales of Common Stock under the December ATM Sales Agreement. During the 39 weeks ended January 25, 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the December ATM Sales Agreement, at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions.
For additional information, see the Liquidity and Capital Resources in our Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2. below.
Segments
We identify our segments in accordance with the way our business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. With the recent change in Chief Executive Officer ("CEO") and June milestone financing transactions, we have streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current CEO (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, we combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
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
Given the growth of BNC First Day® affordable access course material programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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
•Economic Environment: General merchandise sales are subject to short-term fluctuations driven by the broader retail environment and other economic factors, such as interest rate fluctuations, changes in trade policies, including the imposition of new tariffs or increases in existing tariffs, and inflationary considerations. Broader macro-economic global supply chain issues could impact our ability to source physical textbooks, school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing. Union and labor market issues may also impact our ability to provide services and products to our customers. A significant reduction in U.S. economic activity could lead to decreased consumer spending.
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
•Disintermediation. We are experiencing growing competition from alternative media and alternative sources of textbooks and other course materials. In addition to the official physical or virtual campus bookstore, course materials are also sold through off-campus bookstores, e-commerce outlets, digital platform companies, and publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, bypassing the bookstore distribution channel by selling or renting directly to students and educational institutions, including student-to-student transactions over the Internet, and multi-title subscription access. We counteract disintermediation as we continue to scale the number of schools that adopt our BNC First Day® affordable access course material programs, given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon our ability to build our textbook inventory from suppliers in advance of the selling season. Some textbook publishers supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. We are a national distributor for rental textbooks offered through

McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day Complete equitable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day Complete and First Day Models. Offering course materials sales through our BNC First Day® affordable access course material programs, First Day Complete and First Day, is a key, and increasingly important, strategic initiative of ours to meet the market demands of reduced pricing for students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as affordable access course material programs and publisher subscription models) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores.
For additional discussion of our trends and other factors affecting our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024).
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

Results of Operations
Results of Operations - Summary - Continuing Operations (a)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Sales:
Product sales and other	$423,163	$415,375	$1,233,763	$1,237,723
Rental income	43,162	41,298	98,115	93,490
Total sales	$466,325	$456,673	$1,331,878	$1,331,213

Gross profit	$96,379	$100,036	$281,228	$286,912

Income (loss) from continuing operations before income tax	$17,776	$(9,699)	$(30,707)	$(34,513)

Net income (loss) from continuing operations	$7,112	$(9,928)	$(42,632)	$(35,045)

Adjusted Earnings (non-GAAP)-Continuing Operations (a)	$3,818	$95	$13,167	$(14,359)

Adjusted EBITDA (non-GAAP)-Continuing Operations (a)	$27,379	$21,092	$72,657	$46,287

(a)Adjusted Earnings and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Results of Operations - Discontinued Operations
On May 31, 2023, we completed the sale of assets related to our former Digital Student Solutions (“DSS”) segment, which met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to our former DSS segment are included in the condensed consolidated statements of operations as “Income (loss) from discontinued operations, net of tax.” The cash flows of our former DSS segment are also presented separately in our condensed consolidated statements of cash flows. For additional information, see Part II - Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024).

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Total sales	$—	$—	$—	$2,784
Cost of sales	—	—	—	76
Gross profit	—	—	—	2,708
Selling and administrative expenses	—	—	177	3,101
Depreciation and amortization	—	—	—	3
Gain on sale of business	—	—	(477)	(3,545)
Impairment loss (non-cash)	—	—	—	610
Restructuring costs	—	—	11	3,308
Transaction costs	—	—	—	13
Operating loss	—	—	289	(782)
Income tax expense	—	—	—	20
Income (loss) from discontinued operations, net of tax	$—	$—	$289	$(802)

Results of Operations - Continuing Operations - 13 and 39 weeks ended January 25, 2025 compared with the 13 and 39 weeks ended January 27, 2024

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Sales:
Product sales and other	$423,163	$415,375	$1,233,763	$1,237,723
Rental income	43,162	41,298	98,115	93,490
Total sales	466,325	456,673	1,331,878	1,331,213
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	344,616	332,728	996,133	991,695
Rental cost of sales	25,330	23,909	54,517	52,606
Total cost of sales	369,946	356,637	1,050,650	1,044,301
Gross profit	96,379	100,036	281,228	286,912
Selling and administrative expenses	71,561	79,756	211,524	243,193
Depreciation and amortization expense	7,814	10,148	29,401	30,576
Impairment loss (non-cash)	1,713	5,798	1,713	5,798
Loss on extinguishment of debt	—	—	55,233	—
Restructuring and other charges	(7,568)	3,413	(4,100)	12,320
Operating income (loss) from continuing operations	$22,859	$921	$(12,543)	$(4,975)

Percentage of Total Sales:	13 weeks ended		39 weeks ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Sales:
Product sales and other	90.7%	91.0%	92.6%	93.0%
Rental income	9.3	9.0	7.4	7.0
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	81.4	80.1	80.7	80.1
Rental cost of sales (a)	58.7	57.9	55.6	56.3
Total cost of sales	79.3	78.1	78.9	78.4
Gross margin	20.7	21.9	21.1	21.6
Selling and administrative expenses	15.3	17.5	15.9	18.3
Depreciation and amortization expense	1.7	2.2	2.2	2.3
Impairment loss (non-cash)	0.4	1.3	0.1	0.4
Loss on extinguishment of debt	—	—	4.1	—
Restructuring and other charges	(1.6)	0.7	(0.3)	0.9
Operating income (loss) from continuing operations	4.9%	0.2%	(0.9)%	(0.3)%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Third quarter fiscal year 2025 total revenue increased by 2.1%, or $9.7 million, from last year to $466.3 million, primarily driven by growth in our BNC First Day® programs and a net decrease in physical and virtual locations, some of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $30.1 million, or 6.6%, during the quarter, driven by revenues from BNC First Day programs which increased by $38.2 million, or 20.8%, helping to offset much of the decline from closed stores in total revenue. Income from Continuing Operations increased by $27.5 million, or 283.3% to $17.8 million, compared to $(9.7) million in the prior year. Adjusted EBITDA from Continuing Operations improved by $6.3 million, or 29.8%, to $27.4 million from $21.1 million last year, primarily due to lower selling and administrative expenses of $8.2 million as the result of cost-saving and productivity initiatives, closed stores, and growth in our BNC First Day® programs.

Fiscal year 2025 year to date revenue increased by $0.7 million, or 0.1% to $1,331.9 million, primarily driven by growth in our BNC First Day® programs and a net decrease in physical and virtual locations, some of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $64.4 million, or 4.8%, during the year, driven by revenues from BNC First Day programs which increased by $93.9 million, or 21.1%, helping to offset much of the decline from closed stores in total revenue. Loss from Continuing Operations was $(30.7) million, inclusive of a loss on extinguishment of debt of $(55.2) million, compared to $(34.5) million in the prior year period. Adjusted EBITDA from Continuing Operations improved by $26.4 million to $72.7 million from $46.3 million last year primarily due to lower selling and administrative expenses of $31.7 million primarily related to cost saving and productivity initiatives, closed stores, and growth in our BNC First Day® programs.
Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 25, 2025 and January 27, 2024:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	Var $	Var %	January 25, 2025	January 27, 2024	Var $	Var %
Product sales and other	$423,163	$415,375	$7,788	1.9%	$1,233,763	$1,237,723	$(3,960)	(0.3)%
Rental income	43,162	41,298	$1,864	4.5%	98,115	93,490	$4,625	4.9%
Total Sales	$466,325	$456,673	$9,652	2.1%	$1,331,878	$1,331,213	$665	—%
The sales increase during the 13 and 39 weeks ended January 25, 2025 is primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs, offset by lower sales resulting from closed stores. The components of the sales variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended	39 weeks ended
Dollars in millions	January 25, 2025	January 25, 2025
New stores	$11.3	$27.1
Closed stores	(27.5)	(84.0)
Comparable stores (a)	27.2	64.1
Textbook rental deferral	0.5	1.0
Other (b)	(1.8)	(7.5)
Total sales variance:	$9.7	$0.7
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

The following is a store count summary for physical stores and virtual stores.

	13 weeks ended						39 weeks ended
	January 25, 2025			January 27, 2024			January 25, 2025			January 27, 2024
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	653	509	1,162	717	554	1,271	707	538	1,245	774	592	1,366
Opened	5	8	13	6	4	10	25	24	49	19	22	41
Closed	9	2	11	6	3	9	83	47	130	76	59	135
End of period	649	515	1,164	717	555	1,272	649	515	1,164	717	555	1,272
During the 39 weeks ended January 25, 2025, we opened 49 stores and closed 130 stores, with estimated net annual sales of $159 million. The Company’s strategic initiative is to close under-performing and less profitable stores.

Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus traffic, and an increase in the number and timing of on campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Our total sales increased by $9.7 million, or 2.1%, to $466.3 million during the 13 weeks ended January 25, 2025 from $456.7 million during the 13 weeks ended January 27, 2024.
•Product sales and other increased by $7.8 million, or 1.9%, to $423.2 million during the 13 weeks ended January 25, 2025 from $415.4 million during the 13 weeks ended January 27, 2024.
◦Course material product sales increased by $10.5 million, or 3.3%, to $328.1 million during the 13 weeks ended January 25, 2025, compared to $317.6 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs, which increased by $38.2 million, or 20.8%, to $222.2 million, offset by lower sales resulting from closed stores.

Dollars in millions	13 weeks ended
	January 25, 2025	January 27, 2024	Var $	Var %
First Day Complete Sales	$141.8	$109.5	$32.3	29.5%
First Day Sales	$80.4	$74.5	$5.9	7.9%
Total BNC First Day® Sales	$222.2	$184.0	$38.2	20.8%

◦Gross Comparable Store Sales for course materials increased by $23.3 million, or 6.8%, compared to the prior year period as discussed below.
◦General merchandise product net sales decreased by $0.9 million, or 1.2%, to $71.6 million, compared to $72.5 million in the prior year period, primarily due to lower emblematic product sales. Gross Comparable Store Sales for general merchandise increased by $6.8 million, or 6.1%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $1.9 million, or 7.3%, to $23.5 million, compared to $25.3 million in the prior year period, primarily due to lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $1.9 million, or 4.5%, to $43.2 million during the 13 weeks ended January 25, 2025 from $41.3 million during the 13 weeks ended January 27, 2024 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
Our total sales increased by $0.7 million, or 0.1%, to $1,331.9 million during the 39 weeks ended January 25, 2025 from $1,331.2 million during the 39 weeks ended January 27, 2024.
•Product sales and other decreased by $4.0 million, or 0.3%, to $1,233.8 million during the 39 weeks ended January 25, 2025 from $1,237.7 million during the39 weeks ended January 27, 2024.
◦Course material product sales increased by $13.2 million, or 1.4%, to $975.5 million during the 39 weeks ended January 25, 2025, compared to $962.3 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs, which increased by $93.9 million, or 21.1%, to $539.0 million, offset by lower sales resulting from closed stores.

Dollars in millions	39 weeks ended
	January 25, 2025	January 27, 2024	Var $	Var %
First Day Complete Sales	$342.7	$271.5	$71.2	26.2%
First Day Sales	$196.3	$173.6	$22.7	13.1%
Total BNC First Day® Sales	$539.0	$445.1	$93.9	21.1%

First Day Complete	Spring 2025	Spring 2024	Var #	Var %
Number of campus stores	191	160	31	19.4%
Estimated enrollment (a)	957,000	805,000	152,000	18.9%

(a) Total undergraduate and post graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 5, 2025.

◦Gross Comparable Store Sales for course materials increased by $67.6 million, or 7.3%, compared to the prior year period as discussed below.
◦General merchandise product net sales decreased by $9.6 million, or 5.0%, to $184.0 million, compared to $193.6 million in the prior year period, primarily due to closed stores, lower graduation product sales due to timing of spring graduation events shifting to the fourth quarter of fiscal year 2024 from the first quarter of fiscal year 2025, and lower emblematic product sales. Gross Comparable Store Sales for general merchandise decreased by $3.2 million, or (0.8)%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $7.5 million, or 9.2%, to $74.3 million, compared to $81.8 million in the prior year period, primarily due to lower liquidation sales, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $4.6 million, or 4.9%, to $98.1 million during the 13 weeks ended January 25, 2025 from $93.5 million during the 13 weeks ended January 27, 2024 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
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
The increase in course material sales was primarily due to the growth of BNC First Day® affordable access course material programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower logo product sales, graduation product sales due to timing of spring graduation events shifting to the fourth quarter of fiscal year 2024 from the first quarter of fiscal year 2025, lower sales related to cafe and convenience products, and trade books sales.

Gross Comparable Store Sales variances by category for the 13 and 39 week periods are as follows:

	13 weeks ended				39 weeks ended
Dollars in millions	January 25, 2025		January 27, 2024		January 25, 2025		January 27, 2024
Textbooks (Course Materials)	$23.3	6.8%	$43.8	14.1%	$67.6	7.3%	$78.3	8.8%
General Merchandise	6.8	6.1%	(5.7)	(4.6)%	(3.2)	(0.8)%	(2.0)	(0.4)%
Total Gross Comparable Store Sales	$30.1	6.6%	$38.1	8.8%	$64.4	4.8%	$76.3	5.7%

Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 79.3% during the 13 weeks ended January 25, 2025 compared to 78.1% during the 13 weeks ended January 27, 2024. Our gross margin decreased by $3.7 million, or 3.7%, to $96.4 million, or 20.7% of sales, during the 13 weeks ended January 25, 2025 from $100.0 million, or 21.9% of sales during the 13 weeks ended January 27, 2024.
Our cost of sales increased as a percentage of sales to 78.9% during the 39 weeks ended January 25, 2025 compared to 78.4% during the 39 weeks ended January 27, 2024. Our gross margin decreased by $5.7 million, or 2.0%, to $281.2 million, or 21.1% of sales, during the 39 weeks ended January 25, 2025 from $286.9 million, or 21.6% of sales during the 39 weeks ended January 27, 2024.
The following table summarizes the cost of sales for the 13 and 39 weeks ended January 25, 2025 and January 27, 2024:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	% of Related Sales	January 27, 2024	% of Related Sales	January 25, 2025	% of Related Sales	January 27, 2024	% of Related Sales
Product and other cost of sales	$344,616	81.4%	$332,728	80.1%	$996,133	80.7%	$991,695	80.1%
Rental cost of sales	25,330	58.7%	23,909	57.9%	54,517	55.6%	52,606	56.3%
Total Cost of Sales	$369,946	79.3%	$356,637	78.1%	$1,050,650	78.9%	$1,044,301	78.4%
The following table summarizes the gross margin for the 13 and 39 weeks ended January 25, 2025 and January 27, 2024:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	% of Related Sales	January 27, 2024	% of Related Sales	January 25, 2025	% of Related Sales	January 27, 2024	% of Related Sales
Product and other gross margin	$78,547	18.6%	$82,647	19.9%	$237,630	19.3%	$246,028	19.9%
Rental gross margin	17,832	41.3%	17,389	42.1%	43,598	44.4%	40,884	43.7%
Gross Margin	$96,379	20.7%	$100,036	21.9%	$281,228	21.1%	$286,912	21.6%
For the 13 weeks ended January 25, 2025, the gross margin as a percentage of sales decreased as discussed below:
•For the 13 weeks ended January 25, 2025, Product and other gross margin decreased (130 basis points), primarily due to lower margin rates (160 basis points) for course materials due to higher markdowns related to closed stores and higher inventory reserves, offset by lower contract costs as a percentage of sales (30 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•For the 13 weeks ended January 25, 2025, the Rental gross margin as a percentage of sales decreased driven primarily by lower rental margin rates, offset by lower contract costs as a percentage of sales related to our college and university contracts.
For the 39 weeks ended January 25, 2025, the gross margin as a percentage of sales decreased as discussed below:
•For the 39 weeks ended January 25, 2025, Product and other gross margin decreased (60 basis points), primarily due to lower margin rates (100 basis points) for course materials due to lower markdowns, offset by lower contract costs as a percentage of sales (40 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•For the 39 weeks ended January 25, 2025, the Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates, and lower contract costs as a percentage of sales related to our college and university contracts.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	% of Sales	January 27, 2024	% of Sales	January 25, 2025	% of Sales	January 27, 2024	% of Sales
Total Selling and Administrative Expenses	$71,561	15.3%	$79,756	17.5%	$211,524	15.9%	$243,193	18.3%
During the 13 weeks ended January 25, 2025, selling and administrative expenses decreased by $8.2 million, or 10.3%, to $71.6 million from $79.8 million during the 13 weeks ended January 27, 2024. This decrease was primarily due to a $9.9 million decrease in payroll and related operating costs, and cost savings initiatives, partially offset by a $1.7 million increase in incentive plan expense.
During the 39 weeks ended January 25, 2025, selling and administrative expenses decreased by $31.7 million, or 13.0%, to $211.5 million from $243.2 million during the 39 weeks ended January 27, 2024. This decrease was primarily due to a $32.2 million decrease in payroll and related operating costs, and cost savings initiatives, partially offset by a $0.5 million increase in incentive plan expense.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	% of Sales	January 27, 2024	% of Sales	January 25, 2025	% of Sales	January 27, 2024	% of Sales
Total Depreciation and Amortization Expense	$7,814	1.7%	$10,148	2.2%	$29,401	2.2%	$30,576	2.3%
Depreciation and amortization expense decreased by $2.3 million, to $7.8 million during the 13 weeks ended January 25, 2025 from $10.1 million during the 13 weeks ended January 27, 2024. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized in Fiscal 2024, offset by capital additions and accelerated intangible amortization related to closed stores.
Depreciation and amortization expense decreased by $1.2 million, to $29.4 million during the 39 weeks ended January 25, 2025 from $30.6 million during the 39 weeks ended January 27, 2024. The decrease was primarily attributable to lower depreciable assets and intangibles due to the store impairment loss recognized in Fiscal 2024, offset by capital additions and accelerated intangible amortization related to closed stores.
Impairment Loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 25, 2025, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $1.7 million (both pre-tax and after-tax), comprised of 0.3 million, $0.3 million, and $1.1 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.
During the 13 and 39 weeks ended January 27, 2024, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $5.8 million (both pre-tax and after-tax), comprised of $0.4 million, $2.7 million, and $2.7 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.
For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 6. Fair Value Measurements.
Loss on extinguishment of debt
On June 10, 2024, our existing Term Loan lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million during the 39 weeks ended January 25, 2025 in the condensed consolidated statement of operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. There were no debt conversions in the comparable prior period. See Item 1. Financial Statements - Note 5. Equity and Earnings Per Share and Note 7. Debt.

Restructuring and other charges
During the 13 and 39 weeks ended January 25, 2025, we recognized restructuring and other charges totaling $(7.6) million and $(4.1) million, respectively, comprised primarily of $(7.6) million and $(9.0) million, respectively, related to the termination of liabilities related to a frozen retirement benefit plan (non-cash), $0.1 million and $0.4 million, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $0 and $2.0 million, respectively, of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, and $0.1 million and $1.1 million, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges.
During the 13 and 39 weeks ended January 27, 2024, we recognized restructuring and other charges totaling $3.4 million and $12.3 million, respectively, comprised primarily of $3.4 million and $11.2 million, respectively, for costs primarily associated with professional service costs for restructuring and process improvements, and $0 and $1.1 million, respectively, for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost savings initiatives.
Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	% of Sales	January 27, 2024	% of Sales	January 25, 2025	% of Sales	January 27, 2024	% of Sales
Total Operating Income (Loss)	$22,859	4.9%	$921	0.2%	$(12,543)	(0.9)%	$(4,975)	(0.3)%
Our operating income was $22.9 million during the 13 weeks ended January 25, 2025, compared to operating income of $0.9 million during the 13 weeks ended January 27, 2024. The increase in operating income is due to the matters discussed above. For the 13 weeks ended January 25, 2025, operating income, excluding the $1.7 million of impairment loss (non-cash) and the $(7.6) million of restructuring and other charges, discussed above, was $17.0 million (or 3.6% of sales). For the 13 weeks ended January 27, 2024, operating income, excluding the $5.8 million of impairment loss (non-cash) and the $3.4 million of restructuring and other charges, discussed above, was $10.1 million (or 2.2% of sales).
Our operating loss was $(12.5) million during the 39 weeks ended January 25, 2025, compared to operating loss of $(5.0) million during the 39 weeks ended January 27, 2024. The increase in operating loss is due to the matters discussed above. For the 39 weeks ended January 25, 2025, excluding the $1.7 million of impairment loss (non-cash) and the $55.2 million of loss on extinguishment of debt and the $(4.1) million of restructuring and other charges, discussed above, operating income was $40.3 million (or 3.0% of sales). For the 39 weeks ended January 27, 2024, excluding the $5.8 million of impairment loss (non-cash) and the $12.3 million of restructuring and other charges, discussed above, operating income was $13.1 million (or 1.0% of sales).
Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Interest Expense, Net	$5,083	$10,620	$18,164	$29,538
Net interest expense decreased by $5.5 million to $5.1 million during the 13 weeks ended January 25, 2025 from $10.6 million during the 13 weeks ended January 27, 2024. Net interest expense decreased by $11.4 million to $18.2 million during the 39 weeks ended January 25, 2025 from $29.5 million during the 39 weeks ended January 27, 2024. Interest expense decreased primarily due to the June 10, 2024 debt financing transaction, lower borrowing and lower interest rates.
Income Tax Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2025	Effective Rate	January 27, 2024	Effective Rate	January 25, 2025	Effective Rate	January 27, 2024	Effective Rate
Income Tax Expense	$10,664	60.0%	$229	(2.4)%	$11,925	(38.8)%	$532	(1.5)%
We recorded an income tax expense of $10.7 million on pre-tax income of $17.8 million during the 13 weeks ended January 25, 2025, which represented an effective income tax rate of 60.0% and we recorded an income tax expense of $0.2 million on a pre-tax loss of $(9.7) million during the 13 weeks ended January 27, 2024, which represented an effective income tax rate of (2.4)%. The effective tax rate for the 13 weeks ended January 25, 2025 is higher than the prior year comparable period due to the IRC 382 limitation on attribute utilization, offset by the impact of accounting method changes filed for our full year 2024 tax return in the current period
We recorded an income tax expense of $11.9 million on pre-tax loss of $(30.7) million during the 39 weeks ended January 25, 2025, which represented an effective income tax rate of (38.8)% and we recorded an income tax expense of $0.5 million on a pre-tax loss of $(34.5) million during the 39 weeks ended January 27, 2024, which represented an effective income tax rate of (1.5)%. The effective tax rate for the 13 weeks is higher and for the 39 weeks ended January 25, 2025 is lower than the prior year comparable period due to the IRC 382 limitation on attribute utilization offset by the impact of accounting method changes filed on our full year 2024 tax return and permanent differences related to the loss on the debt-to-equity conversion in the current period.
Net Income (Loss) from Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net Income (Loss) from Continuing Operations	$7,112	$(9,928)	$(42,632)	$(35,045)
As a result of the factors discussed above, net income from continuing operations was $7.1 million during the 13 weeks ended January 25, 2025, compared with net loss of $(9.9) million during the 13 weeks ended January 27, 2024. As a result of the factors discussed above, net loss from continuing operations was $(42.6) million during the 39 weeks ended January 25, 2025, compared with $(35.0) million during the 39 weeks ended January 27, 2024.
Adjusted Earnings (non-GAAP) is $3.8 million during the 13 weeks ended January 25, 2025, compared with $0.1 million during the 13 weeks ended January 27, 2024. Adjusted Earnings (non-GAAP) is $13.2 million during the 39 weeks ended January 25, 2025, compared with $(14.4) million during the 39 weeks ended January 27, 2024.See Adjusted Earnings (non-GAAP) discussion below.
Use of Non-GAAP Measures - Adjusted Earnings, Adjusted EBITDA, and Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we use the measure of Adjusted Earnings, Adjusted EBITDA, and Free Cash Flow, which are non-GAAP financial measures under Securities and Exchange Commission (the “SEC”) regulations. We define Adjusted Earnings as net income (loss) from continuing operations adjusted for certain reconciling items that are subtracted from or added to net income (loss) from continuing operations. We define Adjusted EBITDA as net income (loss) from continuing operations plus (1) depreciation and amortization; (2) interest expense, net and (3) income taxes, (4) as adjusted for additional items that are subtracted from or added to net income (loss) from continuing operations. We define Free Cash Flow as cash flows from operating activities less (1) capital expenditures; (2) cash interest and (3) cash taxes.
These non-GAAP measures have been reconciled to the most comparable financial measures presented in accordance with GAAP as follows: the reconciliation of Adjusted Earnings to net income (loss); the reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss); and the reconciliation of Free Cash Flow to Cash Flows from Operating Activities. All of the items included in the reconciliations are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
These non-GAAP financial measures are not intended as substitutes for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, the Company's use of these non-GAAP financial measures may be different from similarly named measures used by other companies, limiting their usefulness for comparison purposes.
We review these non-GAAP financial measures as internal measures to evaluate our performance at a consolidated level to manage our operations. We believe that these measures are useful performance measures which are used by us to facilitate a comparison of our on-going operating performance on a consistent basis from period-to-period. We believe that these non-GAAP financial measures provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone, as they exclude certain items that management believes do not reflect the ordinary performance of our operations in a particular period. Our Board of Directors and management also use Adjusted EBITDA at a consolidated level as one of the primary methods for planning and forecasting expected performance, for evaluating on a quarterly and annual basis actual results against such expectations, and as a measure for performance incentive plans. We believe that the inclusion of Adjusted Earnings and Adjusted EBITDA results provides investors useful and important information regarding our operating results, in a manner that is consistent with management’s evaluation of business performance. We believe that Free Cash Flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements and assists investors in their understanding of our operating profitability and liquidity as we manage the business to maximize margin and cash flow.

For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Consolidated Adjusted Earnings (non-GAAP) - Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net income (loss) from continuing operations	$7,112	$(9,928)	$(42,632)	$(35,045)
Reconciling items (below)	(3,294)	10,023	55,799	20,686
Adjusted Earnings (non-GAAP)	$3,818	$95	$13,167	$(14,359)

Reconciling items
Impairment loss (non-cash) (a)	$1,713	$5,798	$1,713	$5,798
Loss on extinguishment of debt (a)	$—	$—	$55,233	$—
Restructuring and other charges (a)	(7,568)	3,413	(4,100)	12,320
Stock-based compensation expense (non-cash)	2,561	812	2,953	2,568
Reconciling items (b)	$(3,294)	$10,023	$55,799	$20,686
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net income (loss) from continuing operations	$7,112	$(9,928)	$(42,632)	$(35,045)
Add:
Depreciation and amortization expense	7,814	10,148	29,401	30,576
Interest expense, net	5,083	10,620	18,164	29,538
Income tax expense	10,664	229	11,925	532
Impairment loss (non-cash) (a)	1,713	5,798	1,713	5,798
Loss on extinguishment of debt (a)	—	—	55,233	—
Restructuring and other charges (a)	(7,568)	3,413	(4,100)	12,320
Stock-based compensation expense (non-cash)	2,561	812	2,953	2,568
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$27,379	$21,092	$72,657	$46,287

(a)     See Management Discussion and Analysis and Results of Operations discussion above.
(b)    There is no pro forma income effect of the non-GAAP items.
Free Cash Flow (non-GAAP)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net cash flows used in operating activities from continuing operations (a)	$(41,945)	$(36,061)	$(138,527)	$(83,221)
Less:
Capital expenditures (b)	2,772	3,263	9,300	11,459
Cash interest	4,633	5,668	14,499	19,640
Cash taxes	67	(118)	(2,018)	270
Free Cash Flow (non-GAAP)	$(49,417)	$(44,874)	$(160,308)	$(114,590)
(a)     See Liquidity and Capital Resources - Sources and Uses of Cash Flow discussion below.

Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools.
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

Capital Expenditures	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Physical store capital expenditures	$1,219	$1,158	$4,569	$5,106
Product and system development	1,378	1,588	4,086	5,048
Other	175	517	645	1,305
Total Capital Expenditures	$2,772	$3,263	$9,300	$11,459
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our A&R Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of January 25, 2025, we had $16.7 million of cash on hand, including $5.2 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
On June 10, 2024, we completed various transactions, including a private equity investment, an equity rights offering, a term loan debt conversion, and a credit facility refinancing, to substantially deleverage our consolidated balance sheet. Additionally, as of January 25, 2025, we have completed two ATM programs pursuant to the September ATM Sales Agreement and December ATM Sales Agreement, respectively, under which we issued and sold shares of the Company's Common Stock with an aggregate price of $40.0 million under each respective ATM program. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs, which will also allow us to strategically invest in innovation and growth initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Financing Arrangements below.
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

Liquidity
Sources and Uses of Cash Flow - Continuing Operations

	39 weeks ended
Dollars in thousands	January 25, 2025	January 27, 2024
Net cash flows used in operating activities from continuing operations	$(138,527)	$(83,221)
Net cash flows used in investing activities from continuing operations	(8,508)	(11,381)
Net cash flows provided by financing activities from continuing operations	135,192	59,893
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(11,843)	$(34,709)
As of January 25, 2025 and January 27, 2024, we had restricted cash of $7.5 million and $6.9 million, respectively, comprised of $5.2 million and $6.0 million, respectively, in prepaid and other current assets in the condensed consolidated balance sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.3 million and $0.9 million, respectively, in other noncurrent assets in the condensed consolidated balance sheets related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities from Continuing Operations
Our business is highly seasonal. Cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of our BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors with cash inflows collected from schools. Cash flows from operating activities are typically a use of cash in the fourth fiscal quarter, when sales volumes are materially lower than the other quarters. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities from continuing operations during the 39 weeks ended January 25, 2025 were $(138.5) million compared to $(83.2) million during the 39 weeks ended January 27, 2024. The increase in cash flows used in operating activities from continuing operations of $55.3 million was primarily due to higher receivables due to the growth of our BNC First Day programs, and the timing of payables to vendors for inventory purchases and expenses.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 39 weeks ended January 25, 2025 were $(8.5) million compared to $(11.4) million during the 39 weeks ended January 27, 2024. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $9.3 million and $11.5 million during the 39 weeks ended January 25, 2025 and January 27, 2024, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by financing activities from continuing operations during the 39 weeks ended January 25, 2025 were $135.2 million compared to $59.9 million during the 39 weeks ended January 27, 2024. The net change of $75.3 million is primarily due the gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment led by Immersion Corporation, and a $45.0 million fully backstopped equity rights offering, and proceeds of $78.5 million from the sale of Common Stock, offset by payments for equity issuance costs of $9.7 million and lower net borrowings of $93.7 million.

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
•Our existing Term Loan lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million in the condensed consolidated statement of operations in connection with the Term Loan Debt Conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. See Note 5. Equity and Earnings Per Share and Note 7. Debt.
•We refinanced our Credit Facility providing access to a $325.0 million facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense. See Note 7. Debt for terms.
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which we sold our Common Stock from time to time through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement. During the 39 weeks ended January 25, 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the September ATM Sales Agreement, at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions.
On December 20, 2024, we entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which we sold our Common Stock through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million of our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid BTIG a commission of 2% of the gross sales proceeds of any Common Stock sold under the Sales Agreement. We were not obligated to make any sales of Common Stock under the December ATM Sales Agreement. During the 39 weeks ended January 25, 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the December ATM Sales Agreement, at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions.
On January 10, 2025, we filed a mixed-use shelf offering (the "Shelf Offering") for an aggregate initial offering price of up to $100.0 million. This Shelf Offering will provide flexibility as we seek to optimize its capital structure optionally over time.
Share Repurchases
During the 39 weeks ended January 25, 2025, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 25, 2025, approximately $26.7 million remains available under the stock repurchase program.
During the 13 and 39 weeks ended January 25, 2025, we repurchased 0 and 429 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Income Tax Implications on Liquidity
As of January 25, 2025, we recognized a current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the condensed consolidated balance sheet. We received refunds of $15.8 million and $8.5 million in Fiscal 2023, and Fiscal 2024, respectively. We received a final $2.7 million refund (including $0.3 million in interest) on August 12, 2024.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting

Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024).
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 25, 2025.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes, during the 39 weeks ended January 25, 2025 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (as updated through our Current Report on Form 8-K filed with the SEC on December 11, 2024).
Recently announced changes to U.S. trade policy, including recently announced tariffs, could adversely affect our business.
Recently, the United States announced tariffs on products manufactured in several jurisdictions, including Canada, China, and Mexico, and has made announcements regarding the potential imposition of tariffs on products from other jurisdictions, such as the European Union. The President of the United States has also directed various federal officials to evaluate other aspects of United States trade policy. While the United States has temporarily paused the imposition of tariffs on Canadian and Mexican products, the pause may be lifted in whole or in part. The United States may take other action to impose, reimpose or increase tariffs, and countries subject to such tariffs may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States.
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
We are monitoring and evaluating any potential impacts that increased tariffs and other trade restrictions may have on our business, and considering ways in which we may offset these impacts. There is no assurance, however, that we will be successful in mitigating the effects on us of increased trade regulation in the current environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information as of January 25, 2025 with respect to shares of Common Stock we purchased during the second quarter of Fiscal 2025 under the stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28, 2024 - August 24, 2024	—	$—	—	$26,669,324
August 25, 2024 - September 28, 2024	—	$—	—	$26,669,324
September 29, 2024 - October 26, 2024	—	$—	—	$26,669,324
October 27, 2024 - January 25, 2025	—	$—	—	$26,669,324
	—	$—	—
(a)     This amount represents the average price paid per share of Common Stock. This price includes a per share commission paid for all repurchases.
During the 13 and 39 ended January 25, 2025, we repurchased 0 and 429 shares of our Common Stock, respectively, ($0 and $8.65 average price paid per share of Common Stock, respectively) outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
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

10.1
At-the-Market Sales Agreement, dated December 20, 2024, between Barnes & Noble Education, Inc. and BTIG, LLC., filed as Exhibit 1.1 to Report on Form 8-K filed with the SEC on December 20, 2024, and incorporated herein by reference.

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

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/s/ Jonathan Shar
Jonathan Shar
Chief Executive Officer
(principal financial officer)

By:	/s/ Jason Snagusky
Jason Snagusky
Chief Financial Officer
(principal financial officer)

March 10, 2025