Form 10-K
period 2025-05-03
Barnes & Noble Education, Inc.
filed 2025-12-23
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE DecemCOMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 3, 2025 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-37499
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			46-0599018
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

180 Park Avenue, Suite 301	Florham Park	NJ	07932
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (908) 991-2665
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which registered
Common Stock, $0.01 par value per share	BNED	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☐     No   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging Growth Company	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $85 million based upon the closing market price of $10.18 per share of Common Stock on the New York Stock Exchange as of October 26, 2024. As of November 19, 2025, 34,053,847 shares of Common Stock, par value $0.01 per share, were outstanding.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Index to Form 10-K Index to FS
EXPLANATORY NOTE
Conclusion of Investigation
As previously reported in our Current Report on Form 8-K filed with the SEC on July 18, 2025, certain information regarding the recording of cost of digital sales was brought to the attention of the Audit Committee of the Board of Directors (the “Audit Committee”). With the assistance of outside counsel and advisors, the Audit Committee initiated an investigation into these matters and assessed the extent to which they may affect the effectiveness of our internal control over financial reporting (the “Investigation”).
The Investigation is now complete and, based on the Investigation, the Audit Committee concluded that a former Payment Processing employee (whom we have terminated) made unsupported manual journal entries that improperly reduced cost of sales in the fiscal years ended April 27, 2024 and May 3, 2025. The Investigation revealed that this employee acted alone, and without assistance, support, or direction from any other individual associated with the Company. The Investigation further revealed that this employee knowingly circumvented our internal accounting controls in an effort to make these journal entries, which he knew were unsupported and improper. This employee did not derive any pecuniary gains, directly or indirectly, because of his actions. The Investigation also identified unsupported manual journal entries that this employee made prior to fiscal 2024; however, the impact of these journal entries prior to fiscal 2024 were immaterial to our financial results. In addition, in connection with the investigation, the Audit Committee determined that the Company recognized revenue in third fiscal quarter ended January 25, 2025 based on First Day Complete opt-out assumptions, without the supporting documentation or verification required to confirm compliance with generally accepted accounting principles. The Audit Committee and the investigation team did not identify willful or intentional misconduct in connection with the recognition of this revenue, and the revenue auto-reversed in the fourth quarter ended May 3, 2025, based on actual opt-out rates.
Restatement of Prior Period Financial Results
As a result of the Investigation and additional accounting matters discussed below, the Audit Committee, for the fiscal year ended April 27, 2024, concluded that our previously issued audited consolidated financial statements and related disclosures for the fiscal year ended April 27, 2024, and for the unaudited quarterly fiscal quarter and year to date periods ended July 29, 2023, October 28, 2023, January 27, 2024, July 27, 2024, October 26, 2024 and January 25, 2025, contained in our Quarterly Reports on Form 10-Q (the “Restated Periods”) should no longer be relied upon. Accordingly, this Annual Report on Form 10-K for the fiscal year ended May 3, 2025 (“Form 10-K”) includes the restatement of our previously issued consolidated financial statements and related disclosures for the Restated Periods (the “Restatement”).
We are restating the Restated Periods to correct misstatements associated with the recording of cost of digital sales discovered in connection with the Investigation and for the additional accounting matters discussed below.
In addition, as a part of completing our year-end financial statement close and preparation of our consolidated financial statements and related disclosures for the fiscal year ended May 3, 2025, we determined that:
(i)aspects of how we had been accounting for our leases related to minimum annual commission guarantees contained in our store operating agreements were in error and not in accordance with Accounting Standard Codification 842, Leases (ASC 842), Leases; as a result, adjustments related to our lease accounting are reflected in each of the Restated Periods;
(ii)a review of aged returned rental textbook inventory that should have been written off in fiscal years 2019 - 2024. It was concluded that this was an error in accordance with Accounting Changes and Error Corrections 250 (ASC 250) and therefore adjusted in the Restated Periods.
(iii)certain other immaterial errors identified in the course of the audit as noted in Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the Notes of the Consolidated Financial Statements included in Part II, Item 8 of Form 10-K
The impact of the Restatement on the Restated Periods is described in Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements and Note 21. Restatement of Quarterly Financial Information (Unaudited) included in Part II, Item 8 of this Form 10-K.
We have not filed and do not intend to file amendments to (1) our Annual Report on Form 10-K or (2) our Quarterly Reports on Form 10-Q for the Restated Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the Restated Periods.
Compensation Recovery Policy
We established a policy regarding the recoupment of certain performance-based compensation payments (“Compensation Recovery Policy”), which became effective as of October 5, 2023. As indicated above, we concluded that the Restatement was required for the Restated Periods. Our Compensation Committee determined that no performance-based compensation (or the

Index to Form 10-K Index to FS
vesting of such compensation) within the prior two fiscal years was paid upon the achievement of financial results that were negatively impacted by the Restatement, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission, and therefore it had no obligation, pursuant to our Compensation Recovery Policy, to recover erroneously paid or awarded compensation as a result of the Restatement. However, before any underlying shares were issued, the Compensation Committee used its discretionary authority under our equity incentive plan to suspend the vesting of performance stock units (PSUs) that had been previously awarded to our executive officers. Such PSUs vest upon the achievement of both time-based vesting requirements and stock-price performance conditions. The performance condition of the first portion of such PSUs, which was tied to the achievement of a $10 stock price target (as measured using a 100-day average volume weighted average price), was previously certified as having been met in fiscal year 2025. Accordingly, this portion of the PSUs was scheduled to vest in September 2025 upon satisfaction of the time-based service vesting requirement. In order to address the potential impact of the Restatement on the vesting of these PSUs, the Compensation Committee determined that it would re-evaluate whether such $10 stock price performance condition would have been met had the restated financial information been available previously, and based on such evaluation will determine if the performance condition has been met. In light of the short period of time between the restatement determination date and the date of the filing of this Form 10-K, the Compensation Committee has not yet determined the amount of any erroneously awarded executive compensation that may be recovered, if any, and whether to reverse the certification of the $10 stock price performance achievement.
Internal Control Considerations
In connection with the restatement of the Restated Periods, management concluded our disclosure controls and procedures and internal control over financial reporting were not effective as of May 3, 2025 and as of April 27, 2024, the respective end dates of each of our fiscal years 2025 and 2024, and the respective end dates of each of the interim periods within such fiscal years due to the material weaknesses described in Part II, Item 9A, Controls and Procedures. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, Controls and Procedures.
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
•our ability to regain compliance, and maintain compliance, with SEC reporting requirements and NYSE continued listing rule;
•our ability to maintain adequate liquidity levels to support ongoing inventory purchases and related vendor payments in a timely manner;
•the pace of affordable access course material adoption in the marketplace being slower than anticipated, whether due to federal or state regulatory activity or our ability to successfully convert more of our institutions to our BNC First Day® affordable access course material models or successfully compete with third parties that provide similar affordable textbook solutions;
•the strategic objectives, successful integration, anticipated synergies, and/or other expected potential benefits of various strategic and restructuring initiatives may not be fully realized or may take longer than expected;
•dependency on strategic service provider relationships, such as with VitalSource Technologies, Inc. the Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”, and together with Fanatics, referred to herein as the “F/L Relationship”), and the potential for adverse operational and financial changes to these strategic service provider relationships, may adversely impact our business;

Index to Form 10-K Index to FS
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
•a decline in college enrollment or decreased funding available for students, including as a result of recent actual and proposed U.S. policy changes and enforcement practices could materially impact the U.S. higher education landscape;
•decreased consumer demand for our products, low growth or declining sales, including as may be impacted by additional U.S. tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars;
•adverse changes in the general economic environment and consumer spending patterns,
•trends and challenges to our business and in the locations in which we have stores;
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
•changes in accounting standards;
•risks related to our controls and procedures and the Investigation, including costs related thereto, and our ability to remedy the ineffectiveness of our internal control over financial reporting and related remediation plan; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A of this Form 10-K.
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

Index to Form 10-K Index to FS
revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.
AVAILABILITY OF INFORMATION
Our website address is www.bned.com and our Investor Relations website address is investor.bned.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC, which maintains an Internet site at www.sec.gov to access such reports. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.bned.com when such reports are available on the SEC’s website. We use our investor.bned.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor investor.bned.com, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2025” means the 53 weeks ended May 3, 2025, and “Fiscal 2024” means the 52 weeks ended April 27, 2024.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. As of May 3, 2025, we operated 1,146 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We continue to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2025, and we will continue to scale the number of schools adopting First Day Complete in Fiscal 2026 and beyond.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”, and together with Fanatics, referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
BNC First Day® Affordable Access Course Material Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
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
Offering course materials through our BNC First Day® affordable access course material programs, First Day Complete and First Day, is an important strategic initiative of ours to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. We continue to move quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2025, and we continue to scale the number of schools adopting First Day Complete.
During the 53 weeks ended May 3, 2025, BNC First Day® total revenue increased by $119.9 million, or 25.3%, to $593.8 million compared to $473.9 million during the prior year period.
The following table summarizes our BNC First Day® sales for the 53 weeks ended May 3, 2025 and 52 weeks ended April 27, 2024:

Dollars in millions	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024	$ Increase	% Change
First Day Complete Sales	$376.3	$292.7	$83.6	29%
First Day Sales	$217.5	$181.2	$36.3	20%
Total BNC First Day® Sales	$593.8	$473.9	$119.9	25%

First Day Complete	Spring Semester 2025	Spring Semester 2024	# Increase	% Change
Number of campus stores	191	160	31	19%
Estimated enrollment (a)	957,000	803,000	154,000	19%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 7, 2025.
Financing Arrangements
On June 10, 2024, we completed various transactions (the "Transactions"), including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our Consolidated Balance Sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95.0 million of new equity capital through a $50.0 million new private equity investment (the “Private Investment”) led by Immersion and a $45.0 million equity rights offering (the "Rights Offering"). The Private Investment and the Rights Offering infused approximately $85.5 million of net cash proceeds after transaction costs, and resulted in Immersion obtaining a controlling interest in the Company.
•Our existing Term Loan lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock (the “Term Loan Debt Conversion”). We recognized a loss on extinguishment of debt of $55.2 million in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated.
•We refinanced our existing Credit Facility (the "Credit Facility Refinancing") providing access to a $325.0 million facility maturing in 2028. The Credit Facility Refinancing has meaningfully enhanced our financial flexibility and reduced our annual interest expense.
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which we sold the maximum of $40.0 million of our Common Stock. from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the

Index to Form 10-K Index to FS
September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement.
On December 20, 2024, we entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which we sold the maximum of $40.0 million of our Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the December ATM Sales Agreement. During the third quarter of Fiscal 2025, we issued and sold the maximum aggregate offering of $40.0 million of our Common Stock under the December ATM Sales Agreement, at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions.
Segments
We identify our segments in accordance with the way our business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. Following the appointment of a new Chief Executive Officer ("CEO") and the completion of milestone financing transactions in June 2024, we streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current CEO (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, we combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
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
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements.
Contracts
Physical and Custom Campus Bookstore Solutions
As of May 3, 2025, we operated 653 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; less than 40% of our agreements have a minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the colleges and university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
For those on-campus stores with a limited store footprint, we also offer solutions for institutions to provide general merchandise products at the physical on-campus store, with course materials offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point).

Index to Form 10-K Index to FS
The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract. Our campus bookstores have an average relationship tenure of 17 years. From Fiscal 2022 through Fiscal 2025, approximately 80% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
As of May 3, 2025, we operated 493 virtual campus bookstores. Our virtual bookstores generally operate under a contract as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
Virtual bookstore agreements typically have terms between three and five years, with automatic renewal periods. For the past three years, we have retained approximately 88% of our contracts annually, with the majority of the contracts automatically renewed as per the contract terms or renewed before their expiration dates. We pay the school a percentage of sales for the right to be the official college or university bookstore.
We also operate Textbooks.comSM which is one of the largest e-commerce sites for new, used, and digital textbooks. This service is primarily for direct-to-student sales.
Customers and Distribution Network
As of May 3, 2025, we operated 653 physical college and university bookstore locations and 493 virtual bookstores (304 K-12 virtual stores or 62% and 189 Higher Education virtual stores or 38%) located in the United States, in 50 states and the District of Columbia. Our sales team is organized by specific territory and can offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, within their respective territories.
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
Our physical and virtual bookstores provide a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, our physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, café offerings, convenience food and beverages, and graduation products, and other general merchandise. The majority of physical campus stores also have school-branded e-commerce sites which we operate independently or along with our merchant service providers, and which offer the same products as the on campus stores plus additional items.
Product and service offerings include:
•Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver, and our faculty and student platforms operate as a seamless extension of our partner schools’ registration, student information and learning management systems. Students can purchase course materials, including new and used print (available for sale or rent), eTextbooks, and publisher digital courseware platforms. We work directly with faculty to ensure the course materials they have chosen for their courses are available in all required formats before the start of classes. Our wholesale distribution channel enables us to optimize textbook sourcing, so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers.
•Affordable Access Course Material. As discussed above, we offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. We have contracted with VitalSource Technologies, Inc. (“VitalSource”) , a global leader in building, enhancing and delivering digital content, to use their technology to support and enable our BNC First Day® affordable access platform, for digitally formatted courseware, from all major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, allowing us to accelerate and optimize BNC First Day® implementations. The seamless delivery is made possible by our BNC First Day® technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions with greater access to more affordable course materials. First Day is offered on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to First Day Complete, an institution adopts the program for all or the vast majority of undergraduate (and on occasion graduate) courses. In Fiscal 2025, BNC First Day® programs' total sales increased by 25.3% from the prior year. First Day Complete

Index to Form 10-K Index to FS
offers the delivery of both digital and physical course materials priced at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte). Offering course materials through our affordable access course material programs is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•eTextbooks. In addition to supporting and enabling our BNC First Day® platform, our strategic relationship with VitalSource allows us to use its technology to enable our a la carte digital course material platform and catalog, for digitally formatted course materials.
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
We operate 47 True Spirit® apparel and spirit shop e-commerce websites, through our F/L Relationship, which are virtual stores that appeal specifically to the alumni and sports fan base. We also operate pop-up retail locations at major sporting events, such as football and basketball games, for our partner colleges and universities. The True Spirit® e-commerce websites for athletic branded merchandise and the physical pop-up retail locations build our partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. We utilize event driven marketing strategies around tournaments, playoffs, homecoming, and similar events, to target students, alumni and sports fans online, through email, social media, and search engine marketing.
•Cafés and Convenience Stores. At our physical campus locations, we operate 54 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 5 stand-alone convenience stores. Our Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free and regional fresh food products. These offerings increase traffic and time spent in our physical stores. As market needs change, we are adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient.
•Brand Marketing Programs. Through our unique relationship with students, colleges and universities, and our premier locations on campus and online, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Clinique, College Ave, Dell, DoorDash, HelloFresh, Hewlett-Packard, and the Wall Street Journal. Revenue from these services have high margin rates due to the relatively low incremental cost structure to provide these services.
•Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 235,000 unique textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.
Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,292 titles) and Pearson Education’s consignment rental program (which includes approximately 998 titles). Through our centrally located, advanced distribution center, we offer seamless integration of these consignment rental programs and centralized administration and distribution to 1,333 stores, including the retail stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
•Wholesale Inventory Management, Hardware and POS Software. We sell hardware and a software suite of applications that provide inventory management and point-of-sale solutions to approximately 318 college bookstores. We provide on-site installation for point-of-sale terminals and servers, and offer technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.
Merchandising and Supply Chain Management
Our purchasing procedures vary based on the type of bookstore (physical or virtual) and by product type (i.e., course materials, general merchandise or trade books).

Index to Form 10-K Index to FS
Course Materials and Trade Books
The products that we sell originate from a wide variety of domestic and international vendors. Our financial results are highly dependent upon our ability to build our textbook inventory from suppliers in advance of the selling season because the demand for used textbooks has historically been greater than the available supply. Some textbook publishers supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. We are a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day® Complete affordable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies sold in our campus bookstores, including technology-related products and emblematic clothing and gifts.
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
The physical bookstores' fulfillment order is directed first to our wholesale operations before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. Through this close inventory management, we consolidate textbook units from multiple retail stores and other non-traditional wholesale sources into fewer, but larger, store shipments, reducing our shipping expenses and providing for efficiency of store handling, which puts our books on the stores' shelves faster. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing us to optimize course material sourcing and purchasing processes.
After internal sourcing, the physical bookstores purchase remaining inventory needs from outside suppliers and publishers. Out of stock inventory is minimized by managing inventory through our wholesale operations. For course material sales and rentals, we utilize sophisticated inventory management platforms to manage pricing and inventory across all stores. Our primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. We also receive a supply of used textbooks from students, through returns of previously rented and purchased books. We offer a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive up to 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not.
The larger physical bookstores feature an expanded selection of trade books (general reading). Merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.
Through our proprietary Database Buying Guide, we have access to the best maintained, most accurate, and most complete source of college textbook information available, which is a key asset that allows us to develop superior supply and demand insights and risk management capabilities. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies, allowing us to optimize our textbook sourcing, distribution and liquidation processes for BNC’s retail stores. We leverage our wholesale distribution channel and warehousing systems to optimize our low-cost physical textbook availability for use in our retail programs, including First Day Complete.
General Merchandise
General merchandise vendors and product selection are driven by our central merchant organization that is responsible for curating the overall product assortment, as well as in conjunction with Lids and Fanatics through our F/L Relationship for logo and emblematic general merchandise assortment in-store and online, respectively. Benchmarks are established across school type, region and the demographics of each of our schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Our ability to support and promote our partner schools’ brands strengthens our relationships with the administration, faculty, alumni, fans, parents and students.

Index to Form 10-K Index to FS
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
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform, which gives us the ability to reach millions of active students, parents, and alumni via email, and our on-campus activities and opportunities with students and faculty, help to guide and inform our strategies and direction. In addition, we expect to benefit from the F/L Relationship for insights on logo and emblematic merchandise, brand selection and style preferences, as Lids may be able to identify certain retail trends for similar age demographics at their more than 1,100 Lids retail locations. We believe Lids has its finger on the pulse of the buyer behavior of the 12 to 20 year-old student consumer to identify and act on trends prior to other retailers.
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
Product sales are recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in our consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day® affordable access course material programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical

Index to Form 10-K Index to FS
possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
COMPETITION
We operate within a competitive and rapidly changing business environment, and each of our lines of business face competition for the products and services they offer. As it relates to our full-service campus bookstore operations, Follett Corporation is our largest competitor for outsourced institutional contracts; however, we also face increasing competition from other full service vendors, including eCampus, University Gear Shop, BibliU, Valore Campus, Textbook Brokers, and Slingshot. We also compete with vendors such as Akademos, and on occasion, Ambassador Educational Solutions for virtual store operations. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g., Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content providers VitalSource Technologies, Inc., and Red-Shelf, which offer independent bookstores a catalog of digital content and distribution services and also have direct-to-student selling channels for digital materials. VitalSource is the owner of Akademos, providing a distribution solution for print materials.
Competitors for institutional contracts for our cafe and convenience general merchandise offerings include Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Walmart, Amazon, Dick’s Sporting Goods, Rally HouseFanatics, Lids, and other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
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
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Fall of 2024 and Spring of 2025, we observed increased year-over-year enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18 to 24 year-old college age. Online degree program enrollments continue to grow, which impacts the level of in-store traffic for general merchandise sales, just as for cafe and convenience products.
•Regulatory Trends: In 2025, numerous actions and proposals by the federal government have created uncertainty for public and private college institutions, as well as their students. These actions and proposals include: restrictions on

Index to Form 10-K Index to FS
issuances of student visas, deportation of foreign students; reduced federal funding for colleges and universities; and reductions to, or the elimination of, student loan programs and potentially the elimination of the U.S. Department of Education itself. Should any of these actions and policies move forward, they, or even the threat of these actions continue, could negatively impact student enrollment at U.S. colleges and universities, decrease operating budgets, and adversely affect our business and operating results and financial condition.
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
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2025, our four largest suppliers accounted for approximately 54% of our merchandise purchased, with the largest supplier accounting for approximately 45% of our merchandise purchased. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon our wholesale business’ ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day® Complete affordable access course material program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day Complete and First Day Models. Offering course materials sales through our affordable access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials

Index to Form 10-K Index to FS
sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day® programs offsets declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete and First Day strategy. Many institutions adopted First Day Complete in Fiscal 2025, and we continue to scale the number of schools adopting First Day Complete. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as affordable access course material programs) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores. In Fiscal 2025, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly and decisively to accelerate our First Day Complete strategy.
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
The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”) and similar laws adopted by most U.S. states, which pertain directly or indirectly to commercial email, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.
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

Index to Form 10-K Index to FS
For our K-12 virtual campus bookstores, the Children's Online Privacy Protection Act of 1998 (“COPPA”) regulates the online collection of personal information about children under 13 years of age.
The Company is subject to certain laws related to the collection, use, retention, security and transfer of personal information. In many cases, these laws and regulations apply to not only third-party transfers of personal information, but also may impact transfers of personal information among the Company and its affiliates. In the absence of a federal comprehensive consumer data privacy law, 20 U.S. states have enacted comprehensive consumer privacy laws as of May 3, 2025, including California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia.
HUMAN CAPITAL
Overview
As of May 3, 2025, we had approximately 3,559 domestic employees, of which approximately 2,200 were full-time and the remaining were regularly scheduled part-time employees, and approximately 152 full-time international employees. In addition, we employed approximately 2,300 temporary and seasonal domestic employees in peak periods during Fiscal 2025. Of our approximate 2,200 full-time employees, 1,392 work in our retail stores, 458 work in our wholesale business, and 350 work in corporate support functions. Our employees are not represented by unions, except for 25 employees, in one location with an existing collective bargaining agreement. We believe that our relationship with our employees is good.
Personnel Recruitment and Training
We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees, including qualified corporate personnel, regional and store managers and full-time and part-time store employees. Regional managers are primarily responsible for recruiting new store managers, while store managers are responsible for the hiring and training of store employees. Many of our part-time retail store employees are students attending the colleges and universities we serve. To attract and retain motivated and talented people, we look for opportunities to promote from within the Company.
We are always actively recruiting talented people with a passion for education for our retail stores and corporate offices, including our part-time and seasonal roles. To find our pool of talent, we network internally and externally via our talent acquisition team, through agency relationships and current employees whom we mobilize as “talent scouts” and brand ambassadors.
Barnes & Noble Education is proud to be an equal opportunity employer. Our Equal Employment Opportunity Policy ensures that all employment decisions are made without discrimination and with full access to opportunity. We provide equal employment opportunities to all current and prospective employees and ensure that employment, training, compensation, transfer, promotion, and all conditions and privileges of employment are offered without regard to race, color, religion, national origin, gender, age, disability, sexual orientation, veteran status, or any other protected status. This commitment is maintained in full compliance with all applicable national, state, and local laws.
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
Compensation and Benefits
We are committed to providing competitive pay and benefits to our employees. Corporate and store management, including store directors, regional managers and store managers, are compensated with base pay, and are also eligible to receive annual bonuses based on financial metrics. We also offer equity awards to employees in several levels of management. Non-management employees are compensated on an hourly basis in addition to periodic contests and rewards. Many of our employees participate in one of our various incentive programs, which provide the opportunity to receive additional compensation based upon department or Company performance.
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

Index to Form 10-K Index to FS
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth information regarding our executive officers, including their positions (ages as of November 19, 2025:

Name	Age	Position
Jonathan Shar	56	Chief Executive Officer
Jason Snagusky	45	Executive Vice President, Chief Financial Officer
Christopher Neumann	55	General Counsel & Corporate Secretary
Gary Luster	58	Senior Vice President, Chief Accounting Officer
Jonathan Shar, age 56, has served as Chief Executive Officer since June 2024. and leads the Company’s mission to support student success through innovative and accessible education solutions. Under his leadership, BNED has navigated a rapidly evolving higher education landscape by driving strategic growth, operational excellence, and enhanced value for students, partner institutions and shareholders. Since becoming CEO, Mr. Shar has accelerated the expansion of BNED’s First Day® program, setting new standards for affordability and access to course materials nationwide. He has also strengthened the Company’s retail and digital operations, elevating the customer experience and deepening institutional partnerships through a client-focused approach that supports their highest-priority goals. With an extensive background in education, digital content and media, Mr. Shar brings a track record of transformative leadership. Before becoming CEO, he served as Executive Vice President of BNED Retail and President of Barnes & Noble College, overseeing the Company’s campus bookstore and e-commerce strategy. Prior to joining BNED, he held executive roles at Akademos, Barnes & Noble, Inc., CNNMoney and Time Inc., shaping growth and innovation across multiple industries. Mr. Shar holds a Bachelor of Arts from Tufts University and an MBA from the University of Michigan.
Jason Snagusky, age 45, has served as Executive Vice President and Chief Financial Officer for Barnes & Noble Education since January 2024, and is a member of the Company’s executive team. In this role, he is responsible for leading the Company’s financial management, including financial planning and operations, reporting, accounting, treasury, tax, internal audit and investor relations. Mr. Snagusky joined the Company in 2007, working in various finance and treasury roles with increased levels of responsibility across the business. In his most recent role prior to serving as Executive Vice President and Chief Financial Officer, he served as Senior Vice President, Treasurer, where he was responsible for financial planning, budgeting, forecasting, reporting and regulatory compliance, ensuring Barnes & Noble Education’s financial health and alignment with the Company’s strategic goals. Mr. Snagusky also led the Loss Prevention & Procurement departments. Prior to Barnes & Noble Education, he held positions at NYSE Euronext, Inc. and Toys R Us, Inc. Mr. Snagusky holds a B.S. in Finance and Marketing from Lehigh University’s College of Business.
Christopher Neumann, age 55, has served as General Counsel and Corporate Secretary since March 2025, overseeing all aspects of the Company’s legal function. Prior to joining the Company, from January 2018 to December 2024, he served in various roles for Six Flags Entertainment Corporation, most recently as General Counsel and Corporate Secretary. From 2010 through 2017, Mr. Neumann served as Vice President, Deputy General Counsel for Kaplan, Inc., an international educational services company, where he handled transactional matters and managed Kaplan’s U.S. legal function. Before joining Kaplan, Mr. Neumann was an Associate General Counsel in BlackRock’s real estate private equity group. Previously, Mr. Neumann was an attorney in Kirkland & Ellis’ New York office, representing clients in various corporate transactions. Mr. Neumann holds a Juris Doctor from St. John’s University School of Law and earned a B.S. in Business Administration from the University of Vermont.
Gary Luster, age 58, has served as Senior Vice President, Chief Accounting Officer since March 2025, overseeing the Company’s accounting functions, ensuring compliance with financial regulations, and providing strategic financial leadership. From August 2020 to June 2024, Mr. Luster served as Vice President and Corporate Controller at TerrAscend, a publicly-traded vertically integrated a North American-cannabis operator. Prior to that, from July 2019 to August 2020, Mr. Luster served as Vice President of Accounting & Reporting at Capri Holdings Limited, the former parent company of luxury fashion brands Versace, Jimmy Choo, and Michael Kors. From September 2016 to June 2019, he served as Senior Director and Assistant Corporate Controller at Tiffany & Co., a luxury jewelry and specialty retailer. Mr. Luster holds both a BA and MBA from Rutgers University and is a Certified Public Accountant (CPA).

Index to Form 10-K Index to FS
Item 1A. RISK FACTORS
The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K (this "Form 10-K") including in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings by BNED with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Relating to our Business and Industry
We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.
We must have sufficient sources of liquidity to fund working capital requirements. The combination of cash-on-hand, cash flow received from operations, funds available under our credit agreements and short-term vendor financing must be sufficient to meet our normal working capital and debt service requirements. In addition, we may require additional capital in the future to sustain or grow our business, including implementation of our strategic initiatives. The future availability of financing will depend on a variety of factors, such as economic and market conditions, and the availability of credit. Additional financing may not be available to us on favorable terms when required or at all. Failure to secure adequate financing when required could lead to going concern issues, the consequences of which would have a severe negative impact upon our business. These factors could also materially adversely affect our costs of borrowing, and our financial position and results of operations would be adversely impacted. Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy worsens, our business, results of operations and financial condition could be materially and adversely affected. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience substantial dilution. There can be no assurances that such financing can or will be obtained at any time in the future if needed.
In addition, as noted above, our liquidity is dependent in part on the availability of funds under our credit agreements. If we are not able to comply with the covenants under our credit agreements, we may need to seek consents, waivers and/or amendments to our credit agreements from our lenders to avoid an event of default thereunder. Although we have been successful in negotiating consents, waivers and/or amendments to our credit agreements, we may be unsuccessful in negotiating any further consents, waivers and/or amendments to any such agreements as we may deem necessary. Further, the terms of any such consents, waivers and/or amendments may be less favorable than the current terms of our credit agreements or may impose additional restrictions on the operations of our business. Under such circumstances, our business and liquidity could be materially and adversely affected. See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
We face significant competition for our products and services, and we expect such competition to increase.
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, eCampus, University Gear Shop, Valor Campus, Textbook Brokers, Slingshot, and BibliU. Our online/virtual course material store operations also face competition from providers including eCampus, Akademos, and Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, Amazon, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; and publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from e-Textbook/digital content providers, VitalSource Technologies, Inc., and Red-Shelf. Our wholesale business competes with Amazon, GoTextbooks, and Texas Book Company. Competitors that compete with our general merchandise offerings include Amazon, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our

Index to Form 10-K Index to FS
business model, including our BNC First Day® affordable access course material models. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user-generated and faculty-created content; and sharing or non-purchase of required course materials by students.
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
In addition, we may face significant competition in retaining existing physical and virtual store contracts when renewing those contracts as they expire. Our physical bookstore contracts are typically for five years with renewal options, and most contracts are cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on contract. Our virtual bookstore contracts are typically for three to five years, and most are cancellable without penalty with notice. Despite the lower startup and ongoing operating expense associated with virtual stores, the loss of such contracts could impact revenue and profitability. We may not be successful in retaining our current contracts, renewing our current contracts or renewing our current contracts on terms that provide us the opportunity to improve or maintain the profitability of managing stores that are the subject matter of such contracts.

Index to Form 10-K Index to FS
We face the risk of disruption of supplier relationships.
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2025, our four largest suppliers accounted for approximately 54% of our merchandise purchased, with the largest supplier accounting for approximately 45% of our merchandise purchased. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day® Complete affordable access course material programs, which relies upon timely receipt of inventory in advance of class start dates each academic term.
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
Some textbook publishers rent textbooks on consignment terms directly to students. Accordingly, we have entered into agreements with certain textbook publishers to administer their consignment rental programs with distributors and their direct to student textbook consignment rental programs. These programs, if successful, will result in a substantial decrease in the supply of those titles from the used textbook inventory supply, which impacts our wholesale business.
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Educations consignment rental program (which includes approximately 1,292 titles) and Pearson Education’s consignment rental program (which includes approximately 998 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,333 stores, including our retail stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract-managed campus bookstores, as well as our physical and virtual bookstores.
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
Tariffs or other restrictions placed on imports, and any ensuing trade wars may have a material adverse impact on our financial condition and results of operations.
Many of our products are sourced and manufactured abroad. The Trump administration announced a series of tariffs throughout 2025 on most products originating from countries worldwide, including potential higher tariffs on most products of Chinese origin. The Trump administration has since reduced or temporarily paused some of the tariffs and has reached agreement on tariffs with certain countries. We cannot predict whether such reductions will remain in place or pauses will be extended, whether the Trump administration will continue to increase tariffs, or whether the Trump administration will enter into agreements with other countries to reduce tariffs. If these or other incremental tariffs go into effect, it could have a material adverse effect on our business, financial condition and results of operations.
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
Given the growth of BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material

Index to Form 10-K Index to FS
programs, cash collection from the school generally occurs after the institution’s drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material programs, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbook where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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
Risks Relating to our Strategic Plan
Our results also depend on the successful implementation of our strategic initiatives, including implementation of our BNC First Day® affordable access course material models. We may not be able to implement this strategy successfully, on a timely basis, or at all.
In response to our changing business environment and to adapt to industry trends, we are focused on offering course materials sales through our affordable access First Day Complete and First Day models to meet the market demands of reducing costs to students and contributing to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2025, and we continue to scale the number of schools adopting First Day Complete. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all. While we believe we have the capital resources, experience, management resources and internal systems to successfully implement our BNC First Day® affordable access models across our client portfolio, we may not be successful in implementing this strategy. The implementation of this strategy is a complex process and relies on leveraging our services and relationships to help accelerate the adoption of our First Day Complete strategy. The success of our future operating results will be dependent upon customer adoption of BNC First Day® affordable access models and our ability to scale our business to meet customer demand appropriately. If colleges and universities, faculty and students are not receptive to our BNC First Day® affordable access models or these models do not meet the expectations of these constituencies, there could be a negative impact on the implementation of our strategy. To successfully execute this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.
Part of our strategy includes the successful execution of strategic acquisitions and relationships, including our service provider relationships with VitalSource Technologies, Inc. (“VST”) and with the F/L Relationship which may not be successful.

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
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
•In the absence of a federal comprehensive data privacy law, 20 U.S. states have enacted comprehensive consumer privacy laws as of May 3, 2025, including California with the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA, as amended, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, and became fully operative on January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement. Other states enacting comprehensive consumer privacy laws include Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia.

Index to Form 10-K Index to FS
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
Recent actual and proposed federal policy changes and enforcement practices could negatively impact college students, and our client educational institutions.
In 2025, there have been numerous actions and proposals by the federal government that have created uncertainty for public and private college institutions, as well as their students. Should any of these actions and policies move forward they, or even the threat of these actions, could negatively impact student enrollment at U.S. colleges and universities, decrease operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:

•Restrictions on issuances of student visas, and deportation of foreign students. In 2025, there have been high profile instances of students with traditionally protective immigration status being arrested, deported, or having their student visas revoked. There have also been proposals to expand the scope of bans on visa issuances. In addition, an executive order was recently issued that bans travelers from 19 countries from entering the U.S. Changes in U.S. immigration regulations or other laws, practices and frequency or methods of enforcement which discourage immigration or international study could adversely affect our future growth. Reduced or disrupted international study patterns are likely to reduce enrollment and harm our operating results.
•Reduced government funding. Actual or threatened withholdings of federal funding to colleges and universities could negatively impact our results of operations. While some schools reached agreement with the U.S. government to allow for funding to continue in whole or in part - subject to specified conditions - others have not, and unreconciled instances continue to create uncertainty. Changes at the federal level regarding education policy could impact state funding for higher education. This could result in financial uncertainty for public universities that rely on state support, potentially constraining budgetary. Any reduction in federal funding could adversely affect our college client’s financial stability, leading to diminished operational budgets, fewer student services, and declines in enrollment, which could reduce the demand for our services and negatively impact our operating results.
•Reductions to, or elimination of, student loan programs and the U.S. Department of Education. Changes in student loan regulations or a reduction in U.S. government support for loan programs - particularly for international study - could make the cost of attending college prohibitively expensive for families, leading to decreased enrollment. This could also deter prospective students from enrolling. We have historically, and expect to continue to, process U.S. student loan payments and a loss of these payment flows or a reduction in the number of students enrolling in higher education institutions that accept U.S. student loan payments could have a material adverse effect on our results of operations and business.
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

Index to Form 10-K Index to FS
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

Index to Form 10-K Index to FS
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
Risks Related to Controls and Procedures and the Investigation
We have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of May 3, 2025 due to material weaknesses, which has adversely affected our ability to report our financial results in a timely and accurate manner and could have a material adverse impact on our business and financial condition.
We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As described in Part II - Item 9A. Controls and Procedures of this Annual Report on Form 10-K, we have identified material weaknesses in internal controls over financial reporting. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of May 3, 2025.
We are engaged in developing and implementing a remediation plan, as described in Part II - Item 9A. Controls and Procedures of this Form 10-K, designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented, or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, our stock may be delisted from the New York Stock Exchange (the “NYSE”) and we will not be able to comply with the applicable covenants in our financing arrangements, including our credit agreement, as

Index to Form 10-K Index to FS
described in Risks Related to our Business and Industry, “We are dependent upon access to the capital markets, bank credit facilities and short-term vendor financing for liquidity needs.” In addition, we could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on our business and financial condition.
If we fail to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
We cannot assure you that we will not discover additional deficiencies in our internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. Prior to May 3, 2025, we had been a non-accelerated filer under the Exchange Act and were not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Therefore, our internal controls over financial reporting for the prior periods did not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.
Further and continued determinations that there are deficiencies in the effectiveness of the Company’s internal control over financial reporting could result in another restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business, financial condition, results of operations and cash flows.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.
Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Matters relating to or arising from the subject of the Investigation, including expenses and diversion of personnel and resources, regulatory investigations, and proceedings and litigation matters, could have an adverse effect on our business, results of operations and financial condition.
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Investigation in fiscal years 2025 and 2026. To the extent steps we take to remediate deficiencies in our internal controls over financial reporting are not successfully identified and implemented, we may incur significant additional time and expense.
In addition, we elected to self-report the Investigation to the Securities and Exchange Commission (the “SEC”). If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our Board of Directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
All of these expenses, and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows.

We may incur additional substantial costs in connection with remediation efforts following the restatement, which could adversely affect our results of operations.
We are undertaking significant efforts to remediate material weaknesses in our internal control over financial reporting and to enhance our disclosure controls and procedures. These efforts have required and will continue to require significant management time and financial resources. We may incur substantial costs in connection with these remediation activities,

Index to Form 10-K Index to FS
including consulting fees, audit and professional service fees, and upgrades to our financial reporting systems and controls. These additional expenses could materially adversely affect our results of operations and financial condition.
We may be required to indemnify our current and former directors, officers and employees in connection with litigation and other actions which could result in significant legal expenses and other costs to us.
Our corporate governance documents and applicable indemnification agreements require us to defend and indemnify our current and former directors and officers, and certain employees and contractors against enumerated liabilities and expenses incurred as a result of legal proceedings and investigations, including any potential regulatory actions or litigation arising out of the matters related to the investigation and restatement. As a result, we may be obligated to advance and ultimately pay substantial legal costs, settlement amounts, or judgments on behalf of these individuals. These indemnification obligations could significantly increase our legal expenses and could materially adversely affect our financial condition and cash flows.
It may be difficult or costly to obtain director and officer insurance coverage in the future as a result of the Restatement.
As a result of the Restatement, the investigation and related risks, our current directors’ and officers’ liability insurance (“D&O Insurance”) providers may seek to increase premiums significantly, impose additional exclusions, or refuse to renew coverage altogether. In addition, we may face challenges in obtaining comparable coverage from alternative insurance carriers on commercially reasonable terms, or at all. A reduction in the scope or amount of D&O Insurance coverage could adversely affect our ability to attract and retain qualified directors and officers, and expose us to greater potential liability, which could have a material adverse effect on our financial condition, governance, and ability to operate our business.
We have not been in compliance with SEC reporting requirements and NYSE continued listing rules. If we are unable to return to or remain in compliance with SEC reporting requirements and NYSE continued listing rules, there may be a material adverse effect on the Company and our stockholders.
Due to the delays in filing our periodic reports with the SEC, as a result of the investigation and the Restatement, we failed to timely file our Annual report on Form 10-K for the fiscal year ended May 3, 2025, and our Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2025. As a result, we have not been in compliance with the reporting requirements of the Exchange Act, and have received notice of noncompliance from the NYSE regarding our failure to comply with the NYSE continued listing requirements. Although we are actively working to regain compliance through the filing of our restated financial statements and other delayed reports, there is no assurance that we will timely regain and maintain compliance. If we are unable to maintain our listing on the NYSE, it could materially adversely affect the liquidity and trading price of our Common Stock, reduce our access to the capital markets, and impair our ability to attract and retain employees, customers, and suppliers.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, may impact our ability to obtain alternative financing, and could have negative consequences under the terms of our existing credit agreements.
Our failure to timely file our periodic reports with the SEC restricts our ability to use a registration statement on Form S-3, which limits our ability to access the public markets quickly and efficiently. It may also restrict our ability to raise capital through traditional private placements, as potential investors may be reluctant to invest in a company that is not current or has a history of not being current in its SEC filings. In addition, our failure to file periodic reports could constitute a default under certain covenants in existing or future credit facilities, which could lead to the acceleration of outstanding indebtedness or other adverse consequences. The combined effect of these factors could materially and adversely affect our liquidity, financial condition, and results of operations.
Risks Relating to our Common Stock and the Securities Market
Three of our stockholders collectively own close to a majority of the Company’s outstanding shares, and their interests could differ from the interests of our other stockholders.
As of May 3, 2025, Immersion Corporation (“Immersion”), VitalSource, and Fanatics, respectively, own 32.9%, 9.5% and 4.9%, of the Company’s outstanding shares of Common Stock.
Based on the foregoing, Immersion, VitalSource and Fanatics have considerable influence or effective control regarding the outcome of any transaction or action that requires stockholder approval, including the election of our Board of Directors, mergers, acquisitions, amendments to our charter and various corporate governance actions.
Our Board of Directors is composed of seven members, four of whom are members of the Board of Directors of Immersion Corporation, two of whom are also executives of Immersion Corporation. Immersion has agreed to maintain at least three directors on our Board of Directors that satisfy the independence standard under NYSE rules applicable to audit committee members. However, Immersion through its stock ownership may have significant influence over the election of all Board members, inclusive of the independent directors.

Index to Form 10-K Index to FS
Each of Immersion, VitalSource and Fanatics may have interests different than those of other stockholders. For example, they may delay or prevent a change of control of us, even if such a change of control would benefit other stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.
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

Index to Form 10-K Index to FS
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
Industry standards such as the National Institute of Standards and Technology's Framework for Improving Critical Infrastructure Cybersecurity inform our program and are the basis of our compliance commitment. Regular maturity assessments, conducted by external experts, ensure that our cybersecurity program remains at the forefront of industry best practices, tailored to our unique operational landscape.
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
With over a decade of dedicated service to BNED, our current CISO brings a wealth of experience and expertise to the organization, including over three decades of Information Technology (“IT”) experience. The last two decades have focused on IT security and innovative ways to manage and lead a security team. Previously, the CISO was the Director of IT Security and Infrastructure at The Children’s Place Inc. The CISO is experienced in deploying a Zero Trust framework, Identity and Access Management programs, Email and Web Gateways, managing IT compliance for SOX, PCI, and ADA, and has developed and introduced new information security and computer risk management programs based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework across numerous platforms for multiple retail chains.

Index to Form 10-K Index to FS
Supported by a dynamic leadership team comprised of seasoned professionals, our cybersecurity initiatives are not just policies; they are a testament to our commitment to securing customer information and upholding our privacy promises. Embedded in our Code of Conduct & Ethics and reinforced through our security awareness training program, cybersecurity awareness is not just a task; it is a shared responsibility, woven into the fabric of our corporate culture.
Item 2. PROPERTIES
Facilities
We lease various office space in New Jersey, Missouri, and India and we lease warehouse space in Missouri.
For our physical campus retail operations, we typically have the exclusive right to operate the official physical school bookstore on college campuses through multi-year management operating agreements with our schools. In turn, we pay the school a percentage of store sales and, in some cases, a minimum fixed guarantee. These contracts with colleges and universities are typically five years with renewal options, but can range from one to 17 years, and are typically cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract.
As of May 3, 2025, these contracts for the 653 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2026	94
2027	86
2028	54
2029	39
2030	245
2031 and later	135

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
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED.”
Holders
As of May 3, 2025, there were approximately 626 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the fourth quarter of Fiscal 2025, we did not repurchase shares under the stock repurchase program. As of May 3, 2025, approximately $26.7 million remains available under the stock repurchase program.
Dividends
We did not pay any dividends to common stockholders during the fiscal years ended May 3, 2025 and April 27, 2024. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements.
Unregistered Sales of Equity Securities
None.
Item 6. [RESERVED]

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2025” means the 53 weeks ended May 3, 2025, “Fiscal 2024” means the 52 weeks ended April 27, 2024.
The following should be read in conjunction with "Explanatory Note", "Disclosures Regarding Forward-Looking Statements" and our consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K (this “Form 10-K”).
Overview
Restatement of Previously Issued Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s previously issued consolidated financial statements and related disclosures as of and for the fiscal year ended April 27, 2024, contained in its previously filed Annual Report on Form 10-K. The restatement is made to correct errors associated with the recording of cost of digital sales and leases associated with our store operating agreements. Detailed restatements of the Company's consolidated financial statements for Fiscal 2024 are provided in Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements in the Notes to Consolidated Financial Statements of this Form 10-K. The Company’s previously issued unaudited interim Consolidated Statements of Operations for the first fiscal quarter ended July 29, 2023, second fiscal quarter and six months ended October 28, 2023, third fiscal quarter and nine months ended January 27, 2024, fiscal first quarter ended July 27, 2024, fiscal second quarter and six months ended October 26, 2024, and the fiscal third quarter and nine months ended January 25, 2025, contained in its previously filed Quarterly Reports on Form 10-Q have also been restated due to these errors. Detailed restatements of the Company's unaudited interim condensed consolidated financial statements are provided in Note 21. Restatement of Quarterly Financial Information (Unaudited) in the Notes to Consolidated Financial Statements of this Form 10-K.
See Explanatory Note at the beginning of this Form 10-K for additional background on the restatement, the fiscal periods impacted, control considerations, and other information.
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. We operate 1,146 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. During the 53 weeks ended May 3, 2025, BNC First Day® total revenue increased by $119.9 million, or 25.3%, to $593.8 million compared to $473.9 million during the prior year period. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2025, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2025, and we continue to scale the number of schools adopting First Day Complete.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”, and together with Fanatics, referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments

Index to Form 10-K Index to FS
continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.
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
BNC First Day® Affordable Access Course Material Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
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
Offering course materials through our affordable access First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2025, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales and closed store sales. We are moving quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2025, and we continue to scale the number of schools adopting First Day Complete.
The following table summarizes our BNC First Day® sales for the 53 weeks ended May 3, 2025 and the 52 weeks ended April 27, 2024:

Dollars in millions	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024	$ Increase	% Change
First Day Complete Sales	$376.3	$292.7	$83.6	29%
First Day Sales	$217.5	$181.2	$36.3	20%
Total BNC First Day® Sales	$593.8	$473.9	$119.9	25%

First Day Complete	Spring 2025	Spring 2024	# Increase	% Change
Number of campus stores	191	160	31	19%
Estimated enrollment (a)	957,000	803,000	154,000	19%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 7, 2025.

Index to Form 10-K Index to FS
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
We maintain our relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. We also work closely with our campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. We leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving us of the obligation to finance inventory purchases from working capital. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements.
Financing Arrangements
On June 10, 2024, we completed various transactions (the "Transactions"), including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our Consolidated Balance Sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95.0 million of new equity capital through a $50.0 million new private equity investment (the “Private Investment”) led by Immersion a $45.0 million equity rights offering (the "Rights Offering"). The Private Investment and the Rights Offering infused approximately $85.5 million of net cash proceeds after transaction costs, and resulted in Immersion obtaining a controlling interest in the Company.
•Our existing Term Loan lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock (the “Term Loan Debt Conversion”). We recognized a loss on extinguishment of debt of $55.2 million in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated.
•We refinanced our existing Credit Facility (the "Credit Facility Refinancing") providing access to a $325.0 million facility maturing in 2028. The Credit Facility Refinancing has meaningfully enhanced our financial flexibility and reduced our annual interest expense.
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which we sold the maximum of $40.0 million of our Common Stock. from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement.

On December 20, 2024, we entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which we sold the maximum of $40.0 million of our Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the December ATM Sales Agreement.

Index to Form 10-K Index to FS
Cost Savings Initiative
We continually seek to streamline our operations, maximize productivity and drive profitability to achieve significant cost reductions. Over the past few fiscal years, we have reduced our workforce, eliminated duplicate administrative headcounts at all levels, implemented improved system development processes to reduce maintenance costs, reduced capital expenditures, and evaluated operating contractual obligations for cost savings. In addition, we continue to close under-performing stores, and evaluate opportunities to refinance our debt. During Fiscal 2025 and Fiscal 2024, we achieved savings of approximately $22 million and $29 million, respectively from cost savings initiatives.
Segments
We identify our segments in accordance with the way our business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. With the appointment of a new Chief Executive Officer ("CEO") and the completion of milestone financing transactions in June 2024, we streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current CEO (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, we combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
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
Product sales are recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in our consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
Given the growth of BNC First Day® affordable access course material programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material program offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.
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

Index to Form 10-K Index to FS
Our sales are primarily derived from the sale of course materials, which include new, used, rental and digital textbooks, and general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, and other services.
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
Results of Operations Summary - Continuing Operations (a)
For a detailed discussion of Fiscal 2025 and year-over-year comparison to Fiscal 2024, see Results of Operations - Continuing Operations - 53 weeks ended May 3, 2025, compared with the 52 weeks ended April 27, 2024, below.

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024
		As Restated
Sales:
Product sales and other	$1,463,245	$1,430,456
Rental income	146,925	136,679
Total sales	$1,610,170	$1,567,135

Gross profit	$337,804	$344,913

Loss from continuing operations before income taxes	$(61,569)	$(74,161)

Net loss from continuing operations	$(65,825)	$(75,019)

Adjusted Net Loss (non-GAAP) - Continuing Operations (a)	$(61,717)	$(45,064)

Adjusted EBITDA (non-GAAP) - Continuing Operations (a)
Total Adjusted EBITDA (non-GAAP)	$59,390	$36,233

(a)Adjusted Net Loss -Continuing Operations and Adjusted EBITDA - Continuing Operations are non-GAAP financial measures. See Use of Non-GAAP Measures.

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

52 weeks ended
Dollars in thousands	April 27, 2024
Total sales	$2,784
Cost of sales	76
Gross profit	2,708
Selling and administrative expenses	3,029
Depreciation and amortization	3
Gain on sale of business	(3,545)
Impairment loss (non-cash) (a)	610
Other (income) expense (b)	3,308
Transaction costs	13
Operating loss	(710)
Income tax expense	20
Loss from discontinued operations, net of tax	$(730)

(a)    During the 52 weeks ended April 27, 2024, we recognized an impairment loss (non-cash) of $0.6 million (both pre-tax and after-tax), comprised of $0.1 million and $0.5 million of property and equipment and operating lease right-of-use assets, respectively, on the Consolidated Statement of Operations as part of discontinued operations.
(b)    During the 52 weeks ended April 27, 2024, we recognized restructuring and other charges of $3.3 million, comprised of severance and other employee termination costs, on the Consolidated Statement of Operations as part of discontinued operations.

Index to Form 10-K Index to FS
Results of Operations - Continuing Operations
- 53 weeks ended May 3, 2025, compared with the 52 weeks ended April 27, 2024

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024
		As Restated
Sales:
Product sales and other	$1,463,245	$1,430,456
Rental income	146,925	136,679
Total sales	1,610,170	1,567,135
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,193,015	1,144,973
Rental cost of sales	79,351	77,249
Total cost of sales	1,272,366	1,222,222
Gross profit	337,804	344,913
Selling and administrative expenses	283,800	311,574
Depreciation and amortization expense	37,939	40,560
Impairment loss	1,713	7,166
Other (income) expense	(1,572)	19,409
Operating income (loss) from continuing operations	$15,924	$(33,796)

Percentage of Total Sales:

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024
		As Restated
Sales:
Product sales and other	90.9%	91.3%
Rental income	9.1%	8.7%
Total sales	100%	100%
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	81.5%	80.0%
Rental cost of sales	54.0%	56.5%
Total cost of sales	79.0%	78.0%
Gross margin	21.0%	22.0%
Selling and administrative expenses	17.6%	19.9%
Depreciation and amortization expense	2.4%	2.6%
Impairment loss	0.1%	0.5%
Other (income) expense	(0.1)%	1.2%
Operating income (loss) from continuing operations	1.0%	(2.2)%

Sales
The following table summarizes our sales:

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024	$ Increase	% Change
Product sales and other	$1,463,245	$1,430,456	$32,789	2.3%
Rental income	146,925	136,679	$10,246	7.5%
Total sales	$1,610,170	$1,567,135	$43,035	2.7%
Our total sales increased by $43.0 million, or 2.7%, to $1,610.2 million during the 53 weeks ended May 3, 2025 from $1,567.1 million during the 52 weeks ended April 27, 2024 which is primarily related to improved comp store sales driven by growth in our BNC First Day® programs and general merchandise sales, offset by declines in a la carte course material sales and lower sales as a result of closed stores. The components of the sales variances for the 53 weeks ended versus 52-week

Index to Form 10-K Index to FS
period are reflected in the table below.

Sales variances	53 weeks ended May 3, 2025
Dollars in millions
New stores	$39.7
Closed stores	(104.5)
Comparable stores (a)	114.5
Textbook rental deferral	1.6
Other (b)	(8.3)
Total sales variance:	$43.0

(a)Logo general merchandise sales recognized on a net basis as commission revenue in the consolidated financial statements. For Gross Comparable Store Sales details, see below.
(b)Other includes inventory liquidation sales to third parties, marketplace sales and certain accounting adjusting items related to return reserves, and other deferred items.
The following is a store count summary for physical stores.

	May 3, 2025			April 27, 2024
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	707	538	1,245	774	592	1,366
Opened	32	24	56	23	23	46
Closed	86	69	155	90	77	167
End of period	653	493	1,146	707	538	1,245
During the 53 weeks ended May 3, 2025, we opened 56 stores and closed 155 physical and virtual stores, with estimated net annual sales of $(53.5) million. The Company’s strategic initiative is to close under-performing and less profitable stores.
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus and eCommerce website traffic, and an increase in the number of on campus activities and events, such as graduations, athletic events, alumni events and prospective student campus tours.
Our total sales increased by $43.0 million, or 2.7%, to $1,610.2 million during the 53 weeks ended May 3, 2025 from $1,567.1 million during the 52 weeks ended April 27, 2024.
•Product sales and other increased by $32.8 million, or 2.3%, to $1,463.2 million during the 53 weeks ended May 3, 2025 from $1,430.5 million during the 52 weeks ended April 27, 2024.
◦Course material product sales increased by $49.5 million, or 5.1%, to $1,021.5 million during the 53 weeks ended May 3, 2025, compared to $972.0 million in the prior year period. The increase was primarily due to the growth of our BNC First Day® programs, which increased by $119.9 million, or 25.3%, to $593.8 million, offset by a decline in a la carte courseware sales, including lower sales resulting from closed stores.

Dollars in millions	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024	$ Increase	% Change
First Day Complete Sales	$376.3	$292.7	$83.6	29%
First Day Sales	217.5	181.2	$36.3	20%
Total BNC First Day® Sales	$593.8	$473.9	$119.9	25%

First Day Complete	Spring 2025	Spring 2024	# Increase	% Change
Number of campus stores	191	160	31	19%
Estimated enrollment (a)	957,000	803,000	154,000	19%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 7, 2025.

Index to Form 10-K Index to FS
◦General merchandise product net sales decreased by $8.8 million, or 2.4%, to $355.3 million, compared to $364.1 million in the prior year period, primarily due to closed stores, and lower cafe and convenience, trade, and supply product sales, offset by higher graduation product sales and higher emblematic product sales. Gross Comparable Store Sales for general merchandise increased by $10.5 million, or 1.9%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $7.9 million, or 8.4%, to $86.5 million, compared to $94.4 million in the prior year period, primarily due to higher other income for non-return rental penalty fees, offset by lower partnership marketing and marketplace sales.
•Rental income for course materials increased by $10.2 million, or 7.5%, to $146.9 million during the 53 weeks ended May 3, 2025 from $136.7 million during the 52 weeks ended April 27, 2024, primarily due to the growth of our BNC First Day® programs, offset by closed stores and the shift to digital products.
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
Gross Comparable Store Sales increased by $117.2 million or 7.5% during the 53 weeks ended May 3, 2025. Course Materials sales increased by $106.7 million or 10.6% primarily due to the growth of BNC First Day® affordable access course material programs (as discussed above), offset by declines in a la carte courseware sales. The increase in general merchandise sales are primarily related to higher graduation and supplies product sales and cafe and convenience product sales, with logo product sales remaining flat, offset by lower trade books.
Gross Comparable Store Sales variances by category for the 53 and 52 weeks ended May 3, 2025 and April 27, 2024 are as follows:

Dollars in millions	53 weeks ended		52 weeks ended
	May 3, 2025		April 27, 2024
Textbooks (Course Materials)	$106.7	10.6%	$70.4	7.2%
General Merchandise	10.5	1.9%	6.6	1.2%
Total Gross Comparable Store Sales	$117.2	7.5%	$77.0	5.0%
Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 79.0% during the 53 weeks ended May 3, 2025 compared to 78.0% during the 52 weeks ended April 27, 2024. Our gross margin decreased by $7.1 million, or (2.1)%, to $337.8 million, or 21.0% of sales, during the 53 weeks ended May 3, 2025 from $344.9 million, or 22.0% of sales, during the 52 weeks ended April 27, 2024.

Index to Form 10-K Index to FS
The following table summarizes the cost of sales for the 53 and 52 weeks ended May 3, 2025 and April 27, 2024:

	53 weeks ended		52 weeks ended
			As Restated
Dollars in thousands	May 3, 2025	% of Related Sales	April 27, 2024	% of Related Sales
Product and other cost of sales	$1,193,015	81.5%	$1,144,973	80.0%
Rental cost of sales	$79,351	54.0%	$77,249	56.5%
Total cost of sales	$1,272,366	79.0%	$1,222,222	78.0%
The following table summarizes the gross margin for the 53 and 52 weeks ended May 3, 2025 and April 27, 2024:

	53 weeks ended		52 weeks ended
			As Restated
Dollars in thousands	May 3, 2025	% of Related Sales	April 27, 2024	% of Related Sales
Product and other gross margin	$270,230	18.5%	$285,483	20.0%
Rental gross margin	67,574	46.0%	59,430	43.5%
Gross Margin	$337,804	21.0%	$344,913	22.0%
For the 53 weeks ended May 3, 2025, the gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (150 basis points), primarily due to lower margin rates (230 basis points) due to unfavorable non-logo general merchandise, unfavorable shrink reserve, and margin erosion from growth in publisher stock programs, offset by lower contract costs as a percentage of sales (80 basis points) related to our college and university contracts as a result of the shift to digital and First Day models.
•Rental gross margin as a percentage of sales increased (250 basis points), driven primarily by higher rental margin rates, higher markdowns, along with lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital, the adoption of our BNC First Day® models.
Selling and Administrative Expenses

	53 weeks ended		52 weeks ended
Dollars in thousands	May 3, 2025	% of Sales	April 27, 2024	% of Sales
Selling and administrative expenses	$283,800	17.6%	$311,574	19.9%
During the 53 weeks ended May 3, 2025, selling and administrative expenses decreased by $27.8 million, or 8.9%, to $283.8 million from $311.6 million during the 52 weeks ended April 27, 2024, as a result of our continued cost savings initiatives.
Depreciation and Amortization Expense

	53 weeks ended		52 weeks ended
Dollars in thousands	May 3, 2025	% of Sales	April 27, 2024	% of Sales
Depreciation and amortization expense	$37,939	2.4%	$40,560	2.6%
Depreciation and amortization expense decreased by $2.6 million to $37.9 million during the 53 weeks ended May 3, 2025 from $40.6 million during the 52 weeks ended April 27, 2024. Capital expenditures decreased by $1.7 million during the 53 weeks ended May 3, 2025 compared to the prior year period and depreciable assets and intangibles were lower due to the store impairment loss recognized during Fiscal 2025 and Fiscal 2024.
Impairment loss (non-cash)
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
During the 53 weeks ended May 3, 2025, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $1.7 million (both pre-tax and after-tax), comprised of $0.3 million, $0.3 million, and $1.1 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.

Index to Form 10-K Index to FS
During the 52 weeks ended April 27, 2024, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $7.2 million (both pre-tax and after-tax), comprised of $0.4 million, $3.6 million, and $3.2 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
For additional information, see Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies and Note 7. Fair Value Measurements.
Other (income) and expenses
During the 53 weeks ended May 3, 2025, we recognized other income totaling $1.6 million, comprised primarily of an $8.8 million gain related to the termination of liabilities related to a frozen retirement benefit plan (non-cash), primarily offset by $2.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2.1 million for legal and advisory professional service costs primarily related to restructuring activities and other charges, of $2.0 million of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1.4 million of which is included in accrued liabilities in the Consolidated Balance Sheet as of May 3, 2025, and $1.1 million related to the settlement of a class action lawsuit and related legal fees. We recognized an increase to additional paid in capital on the Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
During the 52 weeks ended April 27, 2024, we recognized other expense totaling $19.4 million, comprised primarily of $19.6 million, primarily for costs primarily associated with professional service costs for restructuring and process improvements (see next paragraph below) and $1.1 million for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, partially offset by a $1.3 million in an actuarial gain related to a frozen retirement benefit plan (non-cash).
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). Restructuring and other expenses include costs associated with the costs of this committee, as well as other related professional service costs. On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs.
Operating Income (Loss)

	53 weeks ended		52 weeks ended
			As Restated
Dollars in thousands	May 3, 2025	% of Sales	April 27, 2024	% of Sales
Operating income (loss)	$15,924	1.0%	$(33,796)	(2.2)%
Our operating income was $15.9 million during the 53 weeks ended May 3, 2025 compared to operating loss of $33.8 million during the 52 weeks ended April 27, 2024. The improvements in operating results were due to the matters discussed above.
Loss on extinguishment of debt
On June 10, 2024, our existing Term Loan lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million during the 53 weeks ended May 3, 2025 in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated. There were no debt conversions in the comparable prior period. See Item 1. Financial Statements - Note 6. Equity and Earnings (Loss) Per Share and Note 9. Debt.

Index to Form 10-K Index to FS
Interest Expense, Net

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024
Interest expense, net	$22,260	$40,365
Net interest expense decreased by $18.1 million to $22.3 million during the 53 weeks ended May 3, 2025 from $40.4 million during the 52 weeks ended April 27, 2024. Interest expense decreased primarily due to lower borrowings, lower interest rates and an $8.0 million decrease in amortization of deferred financing costs. The following table disaggregates interest expense for the 52-week period:

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024
Interest Incurred
Credit Facility	$16,279	$24,409
Term Loan	1,167	3,984
Total Interest Incurred	$17,446	$28,393
Amortization of Deferred Financing Costs
Credit Facility	$5,014	$11,910
Term Loan	150	1,240
Total Amortization of Deferred Financing Costs	$5,164	$13,150
Interest Income, net of expense	$(350)	$(1,178)
Total Interest Expense	$22,260	$40,365
Cash interest paid during the 53 weeks ended May 3, 2025 and the 52 weeks ended April 27, 2024 was $17.9 million and $24.9 million, respectively.
Income Tax Expense

	53 weeks ended		52 weeks ended
			As Restated
Dollars in thousands	May 3, 2025	Effective Rate	April 27, 2024	Effective Rate
Income tax expense	$4,256	(6.9)%	$858	(1.2)%
We recorded an income tax expense of $4.3 million on a pre-tax loss of $61.6 million during the 53 weeks ended May 3, 2025, which represented an effective income tax rate of 6.9% and an income tax expense of $0.9 million on a pre-tax loss of $74.2 million during the 52 weeks ended April 27, 2024, which represented an effective income tax rate of 1.2%.
The effective tax rate for the 53 weeks ended May 3, 2025, is higher than the prior year comparable period due to permanent differences related to the debt-to-equity conversion, attribute limitations due to IRC 382, and valuation allowance movement.
Net Loss from Continuing Operations

	53 weeks ended	52 weeks ended
		As Restated
Dollars in thousands	May 3, 2025	April 27, 2024
Net loss from continuing operations	$(65,825)	$(75,019)
As a result of the factors discussed above, we reported a net loss from continuing operations of $65.8 million during the 53 weeks ended May 3, 2025, compared with a net loss of $75.0 million during the 52 weeks ended April 27, 2024. Adjusted Net Loss (non-GAAP) - Continuing Operations is $61.7 million during the 53 weeks ended May 3, 2025, compared with a Adjusted Net Loss (non-GAAP) - Continuing Operations of $45.1 million during the 52 weeks ended April 27, 2024. See Adjusted Net Loss (non-GAAP).

Index to Form 10-K Index to FS
Use of Non-GAAP Measures - Adjusted Net Earnings (Loss), Adjusted EBITDA, and Adjusted Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we present certain non-GAAP financial measures, including Adjusted Net Earnings (Loss), Adjusted EBITDA, and Adjusted Free Cash Flow. These measures are "non-GAAP financial measures" as defined in Regulation G of the Securities Exchange Act of 1934 and Item 10(e) of Regulation S-K.
We define Adjusted Net Earnings (Loss) as net income (loss) from continuing operations, the most directly comparable GAAP measure, adjusted for certain reconciling items that are subtracted from or added to net income (loss) from continuing operations. We define Adjusted EBITDA as net income (loss) from continuing operations, the most directly comparable GAAP measure, plus (1) depreciation and amortization; (2) interest expense (3) income taxes, and (4) as adjusted for non-cash or non-recurring items, and other adjustments permitted under our credit agreement. We define Adjusted Free Cash Flow as cash flows from operating activities, the most directly comparable GAAP measure, less capital expenditures, cash interest and cash taxes.
We consistently calculate these non-GAAP measures using the same methodology each period. Management uses these measures as internal performance metrics to evaluate results at the consolidated level, to plan and forecast performance, to allocate capital, and in connection with performance incentive plans. The Board of Directors and management also use Adjusted EBITDA as one of the primary tools for assessing operating performance and determining capital allocation. We believe that Adjusted Free Cash Flow provides useful additional information about liquidity, including cash available for debt service, working capital requirements, and strategic investments.
We encourage investors to review our consolidated financial statements included elsewhere in this Form 10-K. Reconciliations of Adjusted Net Earnings (Loss) to net income (loss) from continuing operations, Adjusted EBITDA to net income (loss) from continuing operations, and Adjusted EBITDA - Discontinued to net income (loss) from discontinuing operations, and Adjusted Free Cash flow to cash flow from operating activities, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
These non-GAAP financial measures are not intended as substitutes for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our definitions of these non-GAAP financial measures may differ from those used by other companies, limiting comparability.
For a discussion regarding the seasonality of our business, see Management's Discussion and Analysis - Seasonality discussion above.
Consolidated Adjusted Net Loss (non-GAAP) - Continuing Operations

	53 weeks ended	52 weeks ended
		As Restated
Dollars in thousands	May 3, 2025	April 27, 2024
Net loss from continuing operations (a)	$(65,825)	$(75,019)
Reconciling items	4,108	29,955
Adjusted Net Loss (non-GAAP)	$(61,717)	$(45,064)

Reconciling items
Impairment loss	$1,713	$7,166
Stock-based compensation expense	5,386	3,380
Other (income) expense (b)
Professional services costs related to restructuring	—	19,651
Legal settlement and related legal fees	1,059	—
Severance and cost reduction initiatives	4,058	1,097
Settlement of obligations and actuarial gain related to frozen retirement plan	(8,780)	(1,339)
Other professional services fees	2,091	—
Estimated tax effect on reconciling items above (c)	(1,419)	—
Reconciling items	$4,108	$29,955

Index to Form 10-K Index to FS
Consolidated Adjusted EBITDA (non-GAAP) - Continuing Operations

	53 weeks ended	52 weeks ended
		As Restated
Dollars in thousands	May 3, 2025	April 27, 2024
Net loss from continuing operations (a)	$(65,825)	$(75,019)
Add:
Depreciation and amortization expense	37,939	40,560
Interest expense, net	22,260	40,365
Income tax expense	4,256	858
Impairment loss (b)	1,713	7,166
Loss on extinguishment of debt	55,233	—
Other (income) expense (b)	(1,572)	19,409
Stock-based compensation expense (non-cash)	5,386	3,380
Adjusted EBITDA (Non-GAAP) - Continuing Operations	$59,390	$36,719
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$—	$(486)
Adjusted EBITDA (Non-GAAP) - Total	$59,390	$36,233
(a)During the fourth quarter of Fiscal 2023, assets related to our Digital Student Solutions ("DSS") Segment met the criteria for classification as Assets Held for Sale and Discontinued Operations. Net Loss from Continuing Operations excludes the results of operations related to the DSS Segment for all years reported.
(b)See Management Discussion and Analysis - Results of Operations.
(c)The tax effect on reconciling items was calculated for Fiscal 2025 using the statutory rate of 25.67%. For Fiscal 24, due to losses generated and use of the valuation allowance, the rate applied was 0%.

Adjusted EBITDA (non-GAAP) - Discontinued Operations	52 weeks ended
April 27, 2024
Loss from discontinued operations	$(730)
Add:
Depreciation and amortization expense	3
Income tax expense	20
Stock-based compensation expense (non-cash)	(165)
Gain on sale of business	(3,545)
Impairment loss (non-cash)	610
Other expense	3,308
Transaction costs	13
Adjusted EBITDA (Non-GAAP) - Discontinued Operations	$(486)
Adjusted Free Cash Flow (non-GAAP) - Continuing Operations

	53 weeks ended	52 weeks ended
		As Restated
Dollars in thousands	May 3, 2025	April 27, 2024
Net cash flows used in operating activities from continuing operations (a)	$(85,413)	$(1,545)
Less:
Capital expenditures (b)	12,894	14,070
Cash interest	17,912	24,943
Cash taxes (refund) paid	2,130	(7,293)
Adjusted Free Cash Flow (non-GAAP)	$(118,349)	$(33,265)
(a)    See Liquidity and Capital Resources - Sources and Uses of Cash Flow discussion below.

Index to Form 10-K Index to FS
Given the growth of our BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material program offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools.
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
Capital Expenditures

	53 weeks ended	52 weeks ended
Dollars in thousands	May 3, 2025	April 27, 2024
Physical store capital expenditures	$8,866	$5,813
Product and system development	3,063	6,670
Other	965	1,587
Total Capital Expenditures	$12,894	$14,070
Liquidity and Capital Resources
During Fiscal 2025, our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of May 3, 2025, we had $9.1 million of cash on hand and $19.7 million of restricted cash including $17.3 million related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs. For additional information, see Financing Arrangements. Additionally, on September 19, 2024 and December 20, 2024, respectively, we entered into an at-the market ("ATM") sales agreement with BTIG, LLC ("BTIG") under which we sold our Common Stock from time to time through BTIG as the sales agent (See Note 6. Equity and Earnings (Loss) Per Share).
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
Sources and Uses of Cash Flow - Continuing Operations

	53 weeks ended	52 weeks ended
		As Restated
Dollars in thousands	May 3, 2025	April 27, 2024
Net cash flows used in operating activities from continuing operations	$(85,413)	$(1,545)
Net cash flows used in investing activities from continuing operations	(12,101)	(13,992)
Net cash flows provided by (used in) financing activities from continuing operations	97,667	(5,699)
Net change in cash, cash equivalents, and restricted cash from continuing operations	$153	$(21,236)
As of May 3, 2025, and April 27, 2024, we had cash of $9.1 million and $10.5 million, respectively. As of May 3, 2025 and April 27, 2024, we had restricted cash of $19.7 million and $18.1 million, respectively, comprised of $17.3 million and $17.1 million, respectively, in prepaid and other current assets in the Consolidated Balance Sheets primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising

Index to Form 10-K Index to FS
agreement and $2.3 million and $1.0 million, respectively, in other noncurrent assets in the Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
Cash Flow from Operating Activities from Continuing Operations
Our business is highly seasonal. Cash flows from operating activities are typically a source of cash in the second and third fiscal quarters, when students generally purchase and rent textbooks and other course materials for the upcoming semesters based on the typical academic semester. Given the growth of our BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of our sales shift to BNC First Day® affordable access course material program offerings, we are focused on efforts to better align the timing of our cash outflows to course material vendors and cash inflows from collections from schools. Our quarterly cash flows also may fluctuate depending on the timing of the start of the various schools' semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.
Cash flows used in operating activities from continuing operations during the 53 weeks ended May 3, 2025, were $85.4 million compared to cash flows used in operating activities from continuing operations of $1.5 million during the 52 weeks ended April 27, 2024. The increase in cash flows used in operating activities from continuing operations of $83.9 million was primarily due to the timing of payables $(206.6) million to vendors for inventory purchases and expenses, lower accounts receivables collections $7.1 million compared to the prior year, and reduction of inventory balances of $44.5 million, offset by lower payments for interest expense $(7.0) million and higher earnings $9.9 million.
Cash Flow from Investing Activities from Continuing Operations
Cash flows used in investing activities from continuing operations during the 53 weeks ended May 3, 2025, were $12.1 million compared to $14.0 million during the 52 weeks ended April 27, 2024. The decrease in cash used in investing activities is primarily due to lower capital expenditures and contractual capital investments, less enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $12.9 million and $14.1 million during the 53 weeks ended May 3, 2025, and the 52 weeks ended April 27, 2024, respectively.
Cash Flow from Financing Activities from Continuing Operations
Cash flows provided by (used in) financing activities from continuing operations during the 53 weeks ended May 3, 2025, were $97.7 million compared to $(5.7) million used in during the 52 weeks ended April 27, 2024. The net change of $103.4 million is primarily due the gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment led by Immersion Corporation, and a $45.0 million fully backstopped Rights Offering, and proceeds of $78.5 million from the sale of Common Stock, offset by payments for equity issuance costs of $9.9 million and lower net borrowings of $72.7 million.
Financing Arrangements

Dollars in thousands		As of
	Maturity Date (a)	May 3, 2025	April 27, 2024
Credit Facility	June 9, 2028	$103,100	$164,947
Term Loan	April 7, 2025	—	32,653
Sub-total		103,100	197,600
Less: Deferred financing costs, Term Loan (b)		—	(1,263)
Total debt		$103,100	$196,337
Balance Sheet classification:
Long-term borrowings		$103,100	$196,337

(a)    On June 10, 2024, we completed the Transactions, including amending and extending the maturity date of the Credit Facility to June 9, 2028 and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Note 9. Debt.
(b)    For additional information on deferred financing costs, see Deferred Financing Costs below.

Index to Form 10-K Index to FS
June 2024 Equity and Debt Transactions
On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data.
Credit Facility
We are a party to that certain Credit Agreement, dated as of August 3, 2015, by and among the Company, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (the “Original Credit Agreement”), which was amended from time to time (as amended, the “Credit Agreement”). On June 10, 2024 (the “Closing Date”), we amended and restated the Credit Agreement, and through such amendment and restatement, further extended the maturity of our asset-based credit facility under the Credit Agreement (such amended and restated Credit Agreement, the “A&R Credit Agreement”).
Pursuant to the A&R Credit Agreement, the lenders thereunder have committed to provide a four-year asset-backed revolving credit facility (the "Credit Facility") in an aggregate committed principal amount of up to $325.0 million and extended the maturity date of the Credit Facility to June 9, 2028. During the 53 weeks ended May 3, 2025, we incurred debt issuance costs totaling $3.7 million related to the A&R Credit Agreement amendment. For information regarding the Credit Agreement amendments, deferred financing costs and terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Debt.
As of May 3, 2025, we were in compliance with all debt covenants under the A&R Credit Agreement. We have been working with our lenders to allow sufficient time for us to complete our internal investigation and the Restatement, and to prepare our quarterly report for the first quarter of fiscal 2026; and as a result, we received an extension of the deadline to deliver our financial statements to our lenders. As of the issuance date of this Annual Report on Form 10-K, and for all periods presented in these financial statements reported on this Form 10-K, we were in compliance with all debt covenants under the A&R Credit Agreement.
During the 53 weeks ended May 3, 2025, we borrowed $887.1 million and repaid $948.9 million under the Credit Facility, with $164.9 million of outstanding borrowings as of April 27, 2024, under the Credit Facility. As of both May 3, 2025, and April 27, 2024, we have issued $0.6 million and $3.6 million, respectively, in letters of credit under the Credit Facility.
Term Loan
On June 10, 2024, pursuant to the Term Loan Credit Agreement by and among the Company, TopLids LendCo, LLC and Vital Fundco, LLC dated June 7, 2022 (the "Term Loan"), lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock, resulting in financing noncash flow activity totaling $86.8 million. We recognized a loss on extinguishment of debt of $55.2 million in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated. For information regarding the Term Loan amendments, deferred financing costs and terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 9. Debt.
During the 53 weeks ended May 3, 2025, we incurred $0.0 million for interest in kind and repaid $0 under the Term Loan, with $0.0 million of outstanding borrowings as of May 3, 2025. During the 52 weeks ended April 27, 2024, we incurred $2.7 million for interest in kind and repaid $0 under the Term Loan, with $32.7 million of outstanding borrowings as of April 27, 2024.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the Consolidated Balance Sheets and are subsequently amortized ratably over the term of respective debt.

Index to Form 10-K Index to FS

Dollars in thousands		As of
Balance Sheet Location	Maturity Date/ Amortization Term (a)	May 3, 2025	April 27, 2024
Credit Facility - Prepaid and Other Current Assets	June 9, 2028	$—	$—
Credit Facility - Other noncurrent assets		11,597	12,897
Credit Facility - sub-total		11,597	12,897
Term Loan - Contra Debt		—	1,263
Total deferred financing costs		$11,597	$14,160
(a)    On June 10, 2024, we completed the Transactions, including amending and extending the maturity date of the Credit Facility, and converting all outstanding principal and interest amounts owed under our Term Loan into shares of our Common Stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data.

Interest
The following table presents interest expense on the Consolidated Statements of Operations and cash interest paid:

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
Interest Incurred
Credit Facility	$16,279	$24,409
Term Loan	1,167	3,984
Total Interest Incurred	$17,446	$28,393
Amortization of Deferred Financing Costs
Credit Facility	$5,014	$11,910
Term Loan	150	1,240
Total Amortization of Deferred Financing Costs	$5,164	$13,150
Interest Income, net of expense	$(350)	$(1,178)
Total Interest Expense	$22,260	$40,365

Cash Interest Paid	$17,912	$24,943

Income Tax Implications on Liquidity
The Company recognizes current income tax receivable for net operating loss carrybacks in prepaid and other current assets on the Consolidated Balance Sheet. On August 24, 2024, a final refund of $2.7 million, including $0.3 million of interest, was received, and all refunds related to these carrybacks have been fully collected. Refunds of $8.5 million and $15.8 million were received in Fiscal 2024 and Fiscal 2023, respectively.
Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2025 and Fiscal 2024, we did not purchase shares under the stock repurchase program. As of May 3, 2025, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2025 and Fiscal 2024, we purchased 429 shares and 1,482 shares, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Index to Form 10-K Index to FS
Contractual Obligations
The following table sets forth our contractual obligations as of May 3, 2025 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
New Credit Facility (a)	$103.1	$—	$—	$103.1	$—
Lease obligations (excluding imputed interest) (b)	200.9	71.9	64.9	45.6	18.5
Purchase obligations (c)	16.3	10.0	4.2	2.1	—
Total	$320.3	$81.9	$69.1	$150.8	$18.5

(a)On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data.
(b)Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 15 years, and are typically cancelable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract. Annual projections are based on current minimum guarantee amounts. In the less than approximately 40% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts typically adjust annually to equal less than the prior year's commission earned. See Part II - Item 8. Financial Statements and Supplementary Data — Note 10. Leases.
(c)Includes information technology contracts.
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon the delivery of the digital content as product revenue in our consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
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
Revenue recognized for our BNC First Day® offerings is consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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
The Company recognizes revenue commissions from logo general merchandise sales, which are fulfilled by Lids and Fanatics, on a net basis in our consolidated financial statements.
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
Cost is determined primarily by the retail inventory method for our retail business. Our textbook and trade book inventories, for our retail and wholesale businesses, are valued using the LIFO method. In Fiscal 2025 we recorded a LIFO adjustment in the amount of $6.4 million. In Fiscal 2024, the LIFO reserve was not material to the recorded amount of our inventories and no such adjustment was made.
Reserves for non-returnable inventory represent write-downs that reduce the cost basis of the asset. These write-downs are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain assumptions, including markdowns and inventory aging. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.6 million in Fiscal 2025.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A change of 10 basis points of actual shortage rates would not have a material impact on pre-tax earnings in Fiscal 2025.
Evaluation of Other Long-Lived Assets Impairment
As of May 3, 2025, our other long-lived assets include property and equipment, operating lease right-of-use assets, and amortizable intangibles of $40.2 million, $183.7 million, and $78.2 million, respectively, on our Consolidated Balance Sheet.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.
During Fiscal 2025, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $1.7 million (both pre-tax and after-tax), comprised of $0.3 million, $0.3 million, and $1.1 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
During Fiscal 2024, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $7.2 million (both pre-tax and after-tax), comprised of $0.4 million, $3.6 million, and $3.2 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data - Note 7. Fair Value Measurements.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2025.
Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Financial Accounting Standards Board (FASB) guidance on accounting for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts we have recorded.
Recent Accounting Pronouncements
See Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements for information related to new accounting pronouncements.
Restatement of Quarterly (Unaudited) and Annual Financial Information
As explained further in the Explanatory Note at the beginning of this Form 10-K, the Company has restated its previously issued unaudited interim financial statements for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024, July 27, 2024, October 26, 2024 and January 25, 2025 and the audited annual financial statements for the year ended April 27, 2024. Detailed restatements of the Company's consolidated quarterly financial statements are provided in Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements and Note 21. Restatement of Quarterly Financial Information (Unaudited) in the accompanying notes to the consolidated financial statements.
The following unaudited quarterly and annual statements of operations data for the fiscal year ended April 27, 2024 have been prepared on a basis consistent with our audited annual financial statements included in this Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following should be read in conjunction with our audited financial statements and the related notes included in this Form 10-K.

	13 weeks ended
	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024
	As Restated	As Restated	As Restated	As Restated
Sales:
Product sales and other	$252,650	$569,698	$415,375	$192,733
Rental income	11,511	$40,681	$41,298	43,189
Total sales	264,161	610,379	456,673	235,922
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	209,280	$448,073	$332,113	155,507
Rental cost of sales	6,676	$21,609	$23,959	25,005
Total cost of sales	215,956	469,682	356,072	180,512
Gross profit	48,205	140,697	100,601	55,410
Selling and administrative expenses	77,476	$85,961	$79,756	68,381
Depreciation and amortization expense	10,253	$10,175	$10,148	9,984
Impairment loss	—	$—	$5,798	1,368
Other (income) expense	4,633	$4,274	$3,413	7,089
Operating (loss) income	$(44,157)	$40,287	$1,486	$(31,412)
Interest expense, net	8,254	10,664	10,620	10,827
Loss from continuing operations before income taxes	$(52,411)	$29,623	$(9,134)	$(42,239)
Income tax expense (benefit)	89	532	487	(250)
Loss from continuing operations	$(52,500)	$29,091	$(9,621)	$(41,989)
Loss from discontinued operations	(417)	(674)	289	72
Net (loss) income	$(52,917)	$28,417	$(9,332)	$(41,917)

52 Weeks Ended April 27 2024
As Restated

Sales:
Product sales and other	$1,430,456
Rental income	136,679
Total sales	1,567,135
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,144,973
Rental cost of sales	77,249
Total cost of sales	1,222,222
Gross profit	344,913
Selling and administrative expenses	311,574
Depreciation and amortization expense	40,560
Impairment loss	7,166
Other expense	19,409
Operating loss	(33,796)
Interest expense, net	40,365
Loss from continuing operations before income taxes	(74,161)
Income tax expense	858
Loss from continuing operations, net of tax	(75,019)
Loss from discontinued operations	(730)
Net loss	$(75,749)

Loss per share of Common Share
Basic and Diluted
Continuing operations	$(28.18)
Discontinued operations	$(0.28)
Total Basic and Diluted Net Loss per share	$(28.46)
Weighted average shares of common stock outstanding - Basic and Diluted	2,662,296

	13 weeks ended
	July 27, 2024	October 26, 2024	January 25, 2025
	As Restated	As Restated	As Restated
Sales:
Product sales and other	$250,926	$559,674	$419,663
Rental income	12,505	42,448	43,162
Total sales	263,431	602,122	462,825
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	211,385	451,026	343,559
Rental cost of sales	7,050	22,619	25,516
Total cost of sales	218,435	473,645	369,075
Gross profit	44,996	128,477	93,750
Selling and administrative expenses	67,023	72,940	71,561
Depreciation and amortization expense	13,071	8,542	7,827
Impairment loss	—	—	1,713
Other expense (income)	3,618	(150)	(6,268)
Operating (loss) income	(38,716)	47,145	18,917
Loss on extinguishment of debt	55,233	—	—
Interest expense, net	7,618	5,463	5,083
(Loss) income from continuing operations before income taxes	(101,567)	41,682	13,834
Income tax expense (benefit)	2,358	(1,480)	(4,108)
Net (loss) income	$(103,925)	$43,162	$17,942
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Index to Form 10-K Index to FS
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX
		Page No.
Report of BDO USA P.C., Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the year ended May 3, 2025 (PCAOB ID 243)		57
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the year ended April 27, 2024 (PCAOB ID 42)		57
Consolidated Statements of Operations for the years ended May 3, 2025 and April 27, 2024		63
Consolidated Balance Sheets as of May 3, 2025 and April 27, 2024		64
Consolidated Statements of Cash Flows for the years ended May 3, 2025 and April 27, 2024		65
Consolidated Statements of Equity for the years ended May 3, 2025 and April 27, 2024		67
Notes to Consolidated Financial Statements
Note 1.	Organization	68
Note 2.	Summary of Significant Accounting Policies	68
Note 3.	Restatement of Previously Issued Consolidated Financial Statements	76
Note 4.	Revenue	82
Note 5.	Segment Reporting	83
Note 6.	Equity and Earnings Per Share	84
Note 7.	Fair Value Measurements	86
Note 8.	Derivative	87
Note 9.	Debt	88
Note 10.	Leases	94
Note 11.	Supplementary Information	96
Note 12.	Related Party Transactions	96
Note 13.	Employees Benefit Plans	97
Note 14.	Long-Term Incentive Compensation Expense	97
Note 15.	Income Taxes	100
Note 16.	Legal Proceedings	103
Note 17.	Commitments and Contingencies	103
Note 18.	Concentration Risk	103
Note 19.	Selected Quarterly Financial Information (Unaudited)	103
Note 20.	Subsequent Events	105
Note 21.	Restatement of Quarterly Financial Information (Unaudited)	106
Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts		133

Index to Form 10-K Index to FS
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Barnes & Noble Education, Inc.
Florham Park, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Barnes & Noble Education, Inc. and subsidiaries (the “Company”) as of May 3, 2025, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 3, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 22, 2025 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Transactions - Product Sales
As described in Notes 2 and 4 to the consolidated financial statements, the majority of the Company’s revenue was derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites. The Company’s total revenue from product sales was approximately $1.4 billion for the fiscal year ended May 3, 2025.
We identified the auditing of the accuracy and existence of revenue transactions from product sales as a critical audit matter. Auditing the accuracy and existence of revenue from product sales was especially challenging due to the high degree of auditor effort in performing procedures, given the significance of revenue from product sales and the large volume of transactions.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the accuracy and existence of revenue transactions, on a sample basis, by inspecting invoices, evidence of delivery of physical and digital content, evidence of collectability, and other supporting information, where applicable.

Index to Form 10-K Index to FS
•Confirming certain revenue transactions with the customer or delivery of digital content with the provider.
•Evaluating the accuracy of product pricing by verifying the cost markup percentage against underlying contract terms for a selected sample of stores.
•Testing price changes, on a sample basis, to verify whether those changes were properly authorized.
Merchandise Inventories – Reserves for Non-Returnable Inventory
As described in Note 2 to the consolidated financial statements, the Company recognizes reserves for non-returnable inventory based on the history of liquidating non-returnable inventory, which includes certain assumptions, including markdowns and inventory aging.
We identified the auditing of the non-returnable inventory reserves as a critical audit matter. The Company’s calculation of non-returnable inventory reserves used a number of assumptions, including markdowns and inventory aging. As a result of the number of inputs to the manual calculations and volume of transactions, auditing non-returnable inventory reserves was especially challenging due to the extensive audit effort required.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the methodology used to calculate the non-returnable inventory reserves for reasonableness.
•Assessing the sensitivity of certain inputs and assumptions used in the reserve calculation.
•Testing the completeness and accuracy of the markdowns and the underlying data used in calculating the inventory aging.
•Recalculating the reserves using management’s established methodology and assumptions.
•Performing a historical trend analysis by comparing the inventory reserve for each inventory aging category to the related historical reserve.
•Performing a trend analysis of the estimated reserves as a percentage of gross inventory.
Accounting for Leases
As described in Note 10 to the consolidated financial statements, the Company recognizes lease assets and lease liabilities on its consolidated balance sheets for leases comprised of operations agreements which grant the Company the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. As described in Note 2 to the consolidated financial statements, the Company identified errors in its application of ASC 842, Leases, related to the accounting for the minimum annual commission guarantees, variable commission arrangements and related amortization associated with the Company's store operating agreements.
We identified the accounting evaluation of the minimum annual commission guarantees, variable commission arrangements and related amortization associated with the Company’s store operating agreements as a critical audit matter. Our principal considerations included the existence of accounting complexities related to such evaluation and significant judgments involved in the interpretation of the terms of the agreements and in the application of the appropriate accounting guidance. Auditing these elements required especially challenging and complex auditor judgment due to the nature and extent of audit effort required, including the extent of expertise needed.
The primary procedures we performed to address this critical audit matter included:
•Reviewing and analyzing: (i) the terms of the operating agreements for a sample of on-campus bookstores at colleges and universities, and (ii) the Company’s application of the relevant accounting guidance under ASC Topic 842 for those selected samples.
•Utilizing firm personnel with expertise in the relevant technical accounting to assist in: (i) evaluating the relevant terms of a representative example of the Company’s operating agreements for on-campus bookstores at colleges and universities and (ii) assessing the appropriateness of the conclusions reached by the Company.
Impact of the Investigation
As described in Note 2 to the consolidated financial statements, the Audit Committee initiated an investigation over the Company’s costs of sales associated with digital content and concluded that unsupported manual journal entries were recorded that improperly reduced cost of sales associated with digital content, with a reciprocal impact to accrued liabilities and accounts

Index to Form 10-K Index to FS
receivable (“the Investigation”). As a result of the Investigation, the Company restated its previously reported financial statements.
Evaluating the sufficiency of audit procedures over the impact of the Investigation was determined to be a critical audit matter. The principal considerations for our determination were: (i) a high degree of auditor judgment and subjectivity that was required to design and execute incremental audit procedures and to assess the sufficiency of the audit procedures performed and evidence obtained, and (ii) the audit effort involved, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the sufficiency of the Investigation initiated by the Audit Committee, including using professionals with specialized skills and knowledge in forensic investigation.
•Expanding the nature and extent of fraud inquiries performed with Company personnel.
•Performing a system access review to evaluate whether any instances of inappropriate use of the in-scope applications existed.
•Considering the Investigation’s findings and performing incremental audit procedures over certain financial accounts, including:
•Testing the completeness and accuracy of the reconciliation for cost of sales associated with digital content.
•Confirming invoices for a selected vendor related to cost of sales associated with digital content.
•Performing additional journal entry testing.
•Testing the completeness and accuracy of the adjustments as a result of the Investigation.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2024.
San Francisco, California
December 22, 2025

Index to Form 10-K Index to FS
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Barnes & Noble Education, Inc.
Florham, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc.’s (the “Company’s”) internal control over financial reporting as of May 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 3, 2025, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 3, 2025, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated December 22, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified and described in management's assessment regarding the following:
•Lack of an effective control environment due to insufficient reporting lines authorities and responsibilities in certain areas and a lack of resources to operate certain internal controls over financial reporting;
•Failure to maintain an effective risk assessment related to financial reporting, including the consideration of potential fraud and the impact of business changes on internal controls over financial reporting;
•Lack of effective control activities and, in some cases, the design of such control activities related to (a) the review and approval of manual journal entries, including maintaining appropriate segregation of duties, (b) information technology user access controls at a subsidiary, (c) the completeness and accuracy of information produced by the Company, (d) accounting for nonroutine transactions, (e) the monthly account reconciliation process, and (f) controls over lease accounting;
•Lack of effective information and communication activities to (a) timely communicate role expectations and backup responsibilities and (b) the evidence of reviews over the completeness and accuracy of information produced by the Company; and
•Lack of effective monitoring activities to evaluate the operation of certain key controls, including over account reconciliations.

Index to Form 10-K Index to FS
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated December 22, 2025, on those consolidated financial statements.
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

/s/ BDO USA, P.C.
San Francisco, California
December 22, 2025

Index to Form 10-K Index to FS
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Barnes & Noble Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Barnes & Noble Education, Inc. and subsidiaries (the Company) as of April 27, 2024, the related consolidated statement of operations, equity and cash flows for the year ended April 27, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2024, and the results of its operations and its cash flows for the year ended April 27, 2024, in conformity with U.S. generally accepted accounting principles.
Restatement of 2024 Financial Statements
As discussed in Note 3 to the consolidated financial statements, the 2024 consolidated financial statements have been restated to correct misstatements.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2015 to 2024.
Iselin, New Jersey
July 1, 2024, except for Note 5, as to which the date is December 11, 2024, and the effects of the restatement disclosed in Note 3, as to which the date is December 22, 2025.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
		As Restated
Sales:
Product sales and other	$1,463,245	$1,430,456
Rental income	146,925	136,679
Total sales	1,610,170	1,567,135
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,193,015	1,144,973
Rental cost of sales	79,351	77,249
Total cost of sales	1,272,366	1,222,222
Gross profit	337,804	344,913
Selling and administrative expenses	283,800	311,574
Depreciation and amortization expense	37,939	40,560
Impairment loss	1,713	7,166
Other (income) expense	(1,572)	19,409
Operating income (loss)	15,924	(33,796)
Loss on extinguishment of debt	55,233	—
Interest expense, net	22,260	40,365
Loss from continuing operations before income taxes	(61,569)	(74,161)
Income tax expense	4,256	858
Loss from continuing operations, net of tax	(65,825)	(75,019)
Loss from discontinued operations, net of tax of $0 and $20, respectively	—	(730)
Net loss	$(65,825)	$(75,749)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(2.50)	$(28.18)
Discontinued operations	$—	$(0.28)
Total Basic and Diluted Net Loss per share	$(2.50)	$(28.46)
Weighted average shares of common stock outstanding - Basic and Diluted	26,298,984	2,662,296

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AN\ SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	As of
	May 3, 2025	April 27, 2024
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,058	$10,459
Accounts receivable (less allowance $2,148 and $867, respectively)	98,077	98,838
Merchandise inventories, net	299,562	344,037
Textbook rental inventories	26,439	28,315
Prepaid expenses and other current assets	32,249	39,158
Total current assets	465,385	520,807
Property and equipment, net	40,229	52,912
Operating lease right-of-use assets	183,695	217,336
Intangible assets, net	78,241	94,191
Other noncurrent assets	22,735	24,703
Total assets	$790,285	$909,949
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$148,848	$299,157
Accrued liabilities	65,853	98,622
Current operating lease liabilities	64,524	76,960
Total current liabilities	279,225	474,739
Long-term deferred taxes, net	1,135	1,964
Long-term operating lease liabilities	115,495	140,627
Other long-term liabilities	19,142	15,882
Long-term borrowings	103,100	196,337
Total liabilities	518,097	829,549
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued, 34,081,114 and 558,402 shares, respectively; outstanding, 34,053,847 and 531,564 shares, respectively	341	6
Additional paid-in capital	1,006,974	749,692
Accumulated deficit	(712,571)	(646,746)
Treasury stock, at cost	(22,556)	(22,552)
Total stockholders' equity	272,188	80,400
Total liabilities and stockholders' equity	$790,285	$909,949

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
		As Restated
Cash flows from operating activities:
Net loss	$(65,825)	$(75,749)
Less: Loss from discontinued operations, net of tax	—	(730)
Loss from continuing operations, net of tax	(65,825)	(75,019)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	37,939	40,560
Impairment loss (non cash)	1,713	7,166
Loss on debt extinguishment	55,233	—
Amortization of deferred financing costs	5,164	13,150
Interest expense (paid-in-kind)	—	2,652
Deferred taxes	(829)	125
Stock-based compensation expense	5,386	3,380
Changes in operating lease right-of-use assets and liabilities	(4,218)	(1,322)
Changes in other long-term assets and liabilities and other, net	7,072	(20,997)
Changes in other operating assets and liabilities, net:
Receivables, net	761	(6,326)
Merchandise inventories	44,475	(21,058)
Textbook rental inventories	1,876	(704)
Prepaid expenses and other current assets	7,096	31,593
Accounts payable and accrued liabilities	(181,256)	25,255
Changes in other operating assets and liabilities, net	(127,048)	28,760
Net cash flows used in operating activities from continuing operations	(85,413)	(1,545)
Net cash flows used in operating activities from discontinued operations	—	(3,577)
Net cash flows used in operating activities	$(85,413)	$(5,122)
Cash flows from investing activities:
Purchases of property and equipment	$(12,894)	$(14,070)
Proceeds from the sale of fixed assets	793	78
Net cash flows used in investing activities from continuing operations	(12,101)	(13,992)
Net cash flows provided by investing activities from discontinued operations	—	21,395
Net cash flows (used in) provided by investing activities	$(12,101)	$7,403
Cash flows from financing activities:
Proceeds from borrowings	$887,055	$563,023
Repayments of borrowings	(948,920)	(552,230)
Payment of deferred financing costs	(5,569)	(16,316)
Proceeds from Private Equity Investment	50,000	—
Proceeds from Rights Offering	45,000	—
Payment of equity issuance costs	(9,914)	—
Principal stockholder expense reimbursement	1,940	—
Payment on principal portion of finance lease	(370)	—
Shares sold under at-the-market offering, net of commissions	78,450	—
Purchase of treasury shares	(5)	(176)
Net cash flows provided by (used in) financing activities	$97,667	$(5,699)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$153	$(3,418)
Cash, cash equivalents, and restricted cash at beginning of year	28,570	31,988
Cash, cash equivalents, and restricted cash of continuing operations at end of year	28,723	28,570

Index to Form 10-K Index to FS

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$17,912	$24,943
Income taxes paid (net of refunds)	$2,130	$(7,293)

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share data)

			Additional	Accumulated
	Common Stock		Paid-In	Deficit	Treasury Stock		Total
	Shares (a)	Amount (b)	Capital (b)	As Restated	Shares (a)	Amount	Equity
Balance April 29, 2023	551,402	$6	$746,477	$(570,997)	25,359	$(22,376)	$153,110
Stock-based compensation expense	—	—	3,215	—	—	—	3,215
Vested equity awards	7,000	—	—	—	—	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	—	—	1,479	(176)	(176)
Net loss - As Restated	—	—	—	(75,749)	—	—	(75,749)
Balance April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$80,400
Stock-based compensation expense	—	—	5,386	—	—	—	5,386
Vested equity awards	34,198	—	—	—	—	—	—
Shares repurchased for tax withholdings for vested stock awards	(429)	—	—	—	429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900	—	—	—	50,000
Rights Offering	9,000,000	90	44,910	—	—	—	45,000
Equity issuance costs	—	—	(9,914)	—	—	—	(9,914)
Term Loan debt conversion	6,673,978	67	86,688	—	—	—	86,755
Principal stockholder expense reimbursement	—	—	1,940	—	—	—	1,940
Sale of Common Stock under ATM Agreements, net of commissions	7,814,965	78	78,372	—	—	—	78,450
Net loss	—	—	—	(65,825)	—	—	(65,825)
Balance May 3, 2025	34,081,114	$341	$1,006,974	$(712,571)	27,267	$(22,556)	$272,188

(a) Shares for all years are post-split amounts (restated to reflect the reverse stock split in fiscal 2025).
(b) Reflects the reclassification of dollar amounts between Common Stock and Additional Paid-In-Capital in the year the stock split occurred.
See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share data)
Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to "the Company” refer to Barnes & Noble Education, Inc., or “BNED”, a Delaware corporation. References to “Barnes & Noble College” refer to our college bookstore business operated through our subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to our virtual bookstore and wholesale textbook distribution business operated through our subsidiary MBS Textbook Exchange, LLC.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED” or the "Company") is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also a textbook wholesaler, and bookstore management hardware and software provider. We operate 1,146 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The results of operations reflected in our consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Net income (loss) is equal to comprehensive income (loss) on our Consolidated Statements of Operations.
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last two fiscal years consisted of the 53 weeks ended May 3, 2025 (“Fiscal 2025”) and 52 weeks ended April 27, 2024 (“Fiscal 2024”).
On June 10, 2024, we completed various transactions (the "Transactions"), including an equity rights offering. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted loss per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03. On June 11, 2024, we completed a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 in which every 100 shares of the common stock issued and outstanding were converted into one share of our common stock. All share and per-share data for all periods presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split and the bonus element resulting from the equity rights offering.
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
(In thousands, except share and per share data)
for the upcoming semesters and lowest in the first and fourth fiscal quarters. Our quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates.
As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbook where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. See Revenue Recognition and Deferred Revenue discussion below.
These shifts in timing may affect the comparability of our results across periods. Sales attributable to our wholesale business are generally highest in our first, second and third quarters, as it sells textbooks and other course materials for retail distribution. See the Revenue Recognition and Deferred Revenue discussion below.
Restatement of Previously Issued Consolidated Financial Statements
Certain information regarding the recording of cost of digital sales was brought to the attention of the Audit Committee of the Board of Directors (the “Audit Committee”). With the assistance of outside counsel and advisors, we completed an investigation into certain accounting matters related primarily to the recording of cost of digital sales (the “Investigation”). The Investigation identified unsupported manual journal entries that improperly reduced cost of sales, with a reciprocal impact to accrued liabilities and accounts receivable, in fiscal 2024 and fiscal 2025 and additional immaterial unsupported entries in periods prior to fiscal 2024. The Investigation also concluded that certain revenue recognized in the third quarter of fiscal 2025 related to First Day Complete was incorrectly accelerated based upon incorrect opt-out assumptions; this revenue automatically reversed in the fourth quarter based on actual opt-out rates.
The Restatement includes corrections related to the digital cost of sales matters identified in the Investigation as well as the following items:
Lease Accounting (ASC 842):
The Company identified errors in its application of Accounting Standards Codification ("ASC") 842 - Leases related to (i) minimum annual commission guarantees (“MAGs”) under store operating agreements, which were incorrectly treated as giving rise to new right of use ("ROU") assets and liabilities annually rather than as variable lease expense; (ii) amortization of ROU assets for fixed guarantee leases, which was incorrectly recognized using an effective yield method rather than straight-line over the contract term; (iii) recognition of commission expense for variable commission arrangements, which should have been recorded as incurred based on contractual rates rather than using blended effective yield calculations; and (iv) other contract-specific ROU asset and lease liability miscalculations. Lease-related corrections are reflected in all Restated Periods.
Textbook Rental Inventory:
A review of aged Textbook rental inventory identified $4.6 million of rental textbooks that should have been written off in fiscal years prior to fiscal 2025. As a result, $2.7 million relating to fiscal 2023 and prior periods was recorded through retained earnings, and $1.9 million relating to fiscal 2024 was recorded in cost of sales.
Legal Settlement:
A $1.3 million class action settlement finalized in December 2024 was accrued in the fourth quarter of fiscal 2025. Because the obligation was incurred in the third quarter, the liability and expense have been restated into the period ended January 25, 2025.
The quantitative impact of these restatement adjustments is presented in Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements and Note 21. Restatement of Quarterly Financial Information (Unaudited).
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Discontinued Operations
On May 31, 2023, we completed the sale of these assets related to our Digital Student Solutions ("DSS") Segment for cash proceeds of $20,000, net of certain transaction fees, severance costs, escrow, and other considerations. During the 52 weeks ended April 27, 2024, we recorded a Gain on Sale of Business of $3,545 in Loss from Discontinued Operations, Net, related to the sale. Net cash proceeds from the sale were used for debt repayment and provided additional funds for working capital needs under the Credit Facility. The following table summarizes the operating results of the discontinued operations for the periods indicated:

52 weeks ended
Dollars in thousands	April 27, 2024
Total sales	$2,784
Cost of sales (a)	76
Gross profit (a)	2,708
Selling and administrative expenses	3,029
Depreciation and amortization	3
Gain on sale of business	(3,545)
Impairment loss (non-cash) (b)	610
Other expense (c)	3,308
Transaction costs	13
Operating loss	(710)
Income tax expense	20
Loss from discontinued operations, net of tax	$(730)

(a)    Cost of sales and Gross profit for the DSS Segment includes amortization expense (non-cash) related to content development costs of
$0 for the 52 weeks ended April 27, 2024.
(b)    During the 52 weeks ended April 27, 2024, we recognized an impairment loss (non-cash) of $610 (both pre-tax and after-tax), comprised of $119 and $491 of property and equipment and operating lease right-of-use assets, respectively, on the Consolidated Statement of Operations as part of discontinued operations.
(c)    During the 52 weeks ended April 27, 2024, we recognized restructuring and other charges of $3,308, comprised of severance and other employee termination costs.
Cash and Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
As of May 3, 2025, we had cash on hand of $9,058 and restricted cash of $19,665, comprised of $17,332 in the prepaid expenses and other current assets line item in the Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2,333 in other noncurrent assets in the Consolidated Balance Sheet related to amounts held in trust for future distributions related to employee benefit plans.
As of April 27, 2024, we had cash on hand of $10,459 and restricted cash of $18,111, comprised of $17,146 in other current assets in the Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $965 in other noncurrent assets in the Consolidated Balance Sheet related to amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivable are as follows:

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	As of
	May 3, 2025	April 27, 2024
		As Restated
Trade accounts	$54,952	$69,754
Advances for book buybacks	993	1,292
Credit/debit card receivables	14,991	9,075
Other receivables	27,141	18,717
Total receivables, net	$98,077	$98,838
Changes to the allowance for expected credit losses related to Accounts receivable are as follows:

	As of
	May 3, 2025	April 27, 2024
		As Restated
Allowance, beginning of period	$867	$1,156
Current period provision	4,066	2,855
Recoveries	(2,291)	(1,260)
Write-offs charged against allowance	(494)	(1,884)
Allowance, total end of period	$2,148	$867
Accounts receivable are presented on our Consolidated Balance Sheets net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of current economic conditions. We write-off uncollectible trade receivables once collection efforts have been exhausted and record bad debt expense related to textbook rentals not returned and the Company is unable to successfully charge the customer.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory represent write-downs that reduce the cost basis of the asset. These write-downs are based on our history of liquidating non-returnable inventory, which includes certain assumptions, including markdowns and inventory aging.
Cost is determined primarily by the retail inventory method for our retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The related LIFO reserve was not material to our inventory balance in Fiscal 2024. In Fiscal, 2025 we recorded a LIFO adjustment of $6,446.
For our physical bookstores, we estimate and accrue inventory shortage for the period between the last physical count and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The physical bookstores fulfillment order is directed first to our wholesale operations before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers.
Textbook Rental Inventories
Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period with the amortization expense recognized in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost.
Cloud Computing Arrangements
Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in prepaid expenses and other assets in the Consolidated Balance Sheets and amortized to selling and administrative expense in the Consolidated Statements of Operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the Consolidated Balance Sheets were $5,504 and $6,367 as of May 3, 2025 and April 27, 2024, respectively. We had $2,730 and $4,286 of amortization of implementation costs in selling and administrative expense in the Consolidated Statements of Operations, for the 53 and the 52 weeks ended May 3, 2025 and April 27, 2024, respectively.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. We had $22,876 and $27,281 of depreciation expense in the Consolidated Statements of Operations for the 53 and 52 weeks ended May 3, 2025 and April 27, 2024, respectively.
Components of property and equipment are as follows:

		As of
	Useful Life	May 3, 2025	April 27, 2024
Property and equipment:
Leasehold improvements	(a)	$100,867	$106,764
Machinery, equipment and display fixtures	5	232,883	246,206
Computer hardware and capitalized software costs	(b)	169,190	167,347
Office furniture and other	5 - 7	59,122	62,133
Construction in progress		1,698	2,361
Total property and equipment		563,760	584,811
Less accumulated depreciation and amortization		523,531	531,899
Total property and equipment, net		$40,229	$52,912
(a)    Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from 5 - 15 years.
(b)    System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 3 - 5 years.
Intangible Assets
Amortizable intangible assets as of May 3, 2025 and April 27, 2024 are as follows:

		As of May 3, 2025
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5 - 9	$209,680	$(132,081)	$77,599
Other (a)	2	3,500	(2,858)	642
		$213,180	$(134,939)	$78,241

		As of April 27, 2024
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	6 - 10	$225,337	$(132,138)	$93,199
Other (a)	1 - 3	3,500	(2,508)	992
		$228,837	$(134,646)	$94,191
(a)    Other consists of recognized intangibles for non-compete agreements and trade names

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 53 weeks ended May 3, 2025	$14,842
For the 52 weeks ended April 27, 2024	$13,279

Estimated Amortization Expense: (Fiscal Year)
2026	$9,114
2027	$9,056
2028	$8,764
2029	$8,764
2030	$8,597
After 2030	$33,946
See Impairment of Long-Lived Assets below for discussion of impairment loss related to intangible assets.
Leases
We recognize lease assets and lease liabilities on the Consolidated Balance Sheets for all operating lease arrangements based on the present value of future lease payments as required by ASC 842, Leases. We do not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). We recognize lease expense for contracts with fixed lease payments on a straight-line basis over the contractual term. We recognize variable lease payments as incurred. We recognize lease expense related to our college and university contracts as cost of sales in our Consolidated Statements of Operations and we recognize lease expense related to our various office spaces as selling and administrative expenses in our Consolidated Statements of Operations. For additional information, see Note 10. Leases.
Impairment of Long-Lived Assets
As of May 3, 2025, our long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $40,229, $183,695, $78,241, and $22,735, respectively, on our Consolidated Balance Sheet. As of April 27, 2024, our long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $52,912, $217,336, $94,191, and $24,703, respectively, on our Consolidated Balance Sheet.
We review our long-lived assets for impairment whenever events or changes in circumstances, including but not limited to contractual changes, renewals or amendments are made to agreements with our college, university, or K-12 schools, indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate the long-lived assets for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.
Many colleges and universities are providing alternatives to traditional in-person instruction, including online and hybrid learning options. Additionally, enrollment trends have been negatively impacted at physical campuses. Many other events, such as parent and alumni weekends and prospective student campus tour activities, offer a virtual option. These combined events have reduced on-campus activity, as well as increased competition and disintermediation, continue to impact the Company’s course materials and general merchandise business.
During Fiscal 2025, we evaluated certain of our store-level long-lived assets in the retail business for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $1,713 (both pre-tax and after-tax), comprised of $314, $290, and $1,109 of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statements of Operations.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
During Fiscal 2024, we evaluated certain of our store-level long-lived assets in the retail business for impairment. Based on the results of the impairment tests, we recognized an impairment loss (non-cash) of $7,166 (both pre-tax and after-tax), comprised of $405, $3,600, and $3,161 of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statements of Operations.
The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. The significant assumptions used in the income approach included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. For additional information, see Note 7. Fair Value Measurements.
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of our revenue is derived from the sale of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for the products. For additional information, see Note 4.Revenue.
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
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in our consolidated financial statements. A software feature is embedded within the content of our digital textbooks, such that upon expiration of the term, the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.
Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. We offer a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. We record the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, we accelerate any remaining deferred rental revenue at the point of sale. Such buyouts have historically been, and continue to be, immaterial to the financial statements.
Revenue recognized for our BNC First Day® offerings is consistent with our policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in our third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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
(In thousands, except share and per share data)
substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis.
Our logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics and we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements.
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
Long-Term Incentive Compensation
We have granted awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock, restricted stock units, performance shares, performance share units, and phantom share units. See Note 14. Long-Term Incentive Compensation Expense for additional information regarding expense recognition for each type of award.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $5,235 and $5,784 in the Consolidated Statements of Operations for the 53 and 52 weeks ended May 3, 2025 and April 27, 2024, respectively.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We regularly review deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary. For additional information, see Note 15. Income Taxes.
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and simplifies the accounting for software development costs by establishing a single capitalization framework for all internally developed or acquired software, regardless of whether the software is intended for internal use, to be sold, or to be used in delivering products and services. The new guidance retains the concept of project stages but eliminates the historical distinction

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
between internal-use software and software to be sold or marketed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively, with optional retrospective or modified retrospective transition methods. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) ("Topic 815") and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company plans to adopt the ASU during the fiscal quarter ending November 2, 2025. See Note 8. Derivative for discussion on the impact of the adoption.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. The guidance will be effective for annual disclosures beginning in Fiscal 2028 and subsequent interim periods. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is evaluating the impact that adopting this guidance will have on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve annual income tax disclosure requirements, primarily to (1) disclose specific categories in the rate reconciliation (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) enhance cash tax payment disclosures. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for the Company for the annual report for the fiscal year ended May 3, 2025 and subsequent interim periods. The Company adopted ASU 2023-07 for its annual period ended May 3, 2025. The impact of the adoption did not have a material impact on our consolidated financial statements.
Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements
Subsequent to filing the Company's April 27, 2024 Annual Report on Form 10-K for the fiscal year ended April 27, 2024 with the SEC on July 1, 2024, the Company determined that the accounting for certain transactions related to the cost of sales for digital content, its accounting for leases in accordance with ASC 842, and certain other immaterial accounting transactions resulted in a material misstatement to its previously reported financial statements. See Restatement of Previously Issued Consolidated Financial Statements in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.
As a result, the Company has restated its audited financial statements for the fiscal year ended April 27, 2024, to reflect the impact of these errors. The Company has also restated the impacted amounts within the accompanying Notes to the Consolidated Financial Statements. Below are tables that reconcile the previously filed audited financial statements with the "As Restated" financial statements on this Form 10-K.
The following table reflects the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Statement of Operations for the fiscal year ended April 27, 2024:

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Summary of Restatements
Consolidated Statements of Operations

April 27, 2024
Digital Cost Of Sales (a)
Product and other cost of sales	$5,739

Leases (b)
Product and other cost of sales	$3,858
Rental cost of sales	$327
Income tax expense	$675

Other Adjustments (c)
Rental cost of sales	$1,939

Total Statement Of Operations
Product and other cost of sales	$9,597
Rental cost of sales	$2,266
Income tax expense (e)	$675

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Consolidated Balance Sheets

As of
April 27, 2024
Digital Cost Of Sales (a)
Accounts receivable	$(5,272)
Accrued liabilities	467
Accumulated deficit	(5,739)

Leases (b)
Operating lease right-of-use assets	14,814
Accrued liabilities	20,714
Current operating lease liabilities	(25,246)
Long-term deferred taxes, net	675
Long-term operating lease liabilities	(1,566)
Accumulated deficit (d)	20,237

Other Adjustments (c)
Textbook rental inventories	(4,677)
Accumulated deficit (d)	(4,677)

Total Balance Sheet
Accounts receivable	(5,272)
Textbook rental inventories	(4,677)
Operating lease right-of-use assets	14,814
Accrued liabilities	21,181
Current operating lease liabilities	(25,246)
Long-term deferred taxes, net	675
Long-term operating lease liabilities	(1,566)
Accumulated deficit	$9,821
(a) Reflects adjustments to correct errors related to the recording of Cost of Digital Sales
(b) Reflects adjustments related to the Company's accounting for its store operating agreements in accordance with ASC 842, Leases.
(c) Reflects adjustments related to Textbook rental inventory write-offs.
(d) Reflects adjustments of $25,097 related to lease accounting and $(2,738) related to rental-inventory write-off, each pertaining to periods prior to fiscal 2024.
(e) Reflects the corresponding tax impact recorded for the restatement adjustments.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The following table reflects the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Statement of Operations for the year ended April 27, 2024 (in thousands, except share and share data):

	52 Weeks Ended April 27, 2024
	As Previously	Adjustments(1)	As Restated
	Reported
Sales:
Product sales and other	$1,430,456	$—	$1,430,456
Rental income	136,679	—	136,679
Total sales	1,567,135	—	1,567,135
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,135,376	9,597	1,144,973
Rental cost of sales	74,983	2,266	77,249
Total cost of sales	1,210,359	11,863	1,222,222
Gross profit	356,776	(11,863)	344,913
Selling and administrative expenses	311,574	—	311,574
Depreciation and amortization expense	40,560	—	40,560
Impairment loss	7,166	—	7,166
Other expense	19,409	—	19,409
Operating loss	(21,933)	(11,863)	(33,796)
Interest expense, net	40,365	—	40,365
Loss from continuing operations before income taxes	(62,298)	(11,863)	(74,161)
Income tax expense	183	675	858
Loss from continuing operations, net of tax	(62,481)	(12,538)	(75,019)
Loss from discontinued operations	(730)	—	(730)
Net loss	$(63,211)	$(12,538)	$(75,749)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(23.47)	$(4.71)	$(28.18)
Discontinued operations	$(0.28)	$—	$(0.28)
Total Basic and Diluted Net Loss per share	$(23.75)	$(4.71)	$(28.46)
Weighted average shares of common stock outstanding - Basic and Diluted	2,662,296		2,662,296
(1) See Summary of Restatements above.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The following table reflects the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Balance Sheet as of April 27, 2024 (in thousands, except share and share data):

	52 Weeks Ended April 27, 2024
	As Previously	Opening	Adjustment(1)	As Restated
	Reported	Adjustments
ASSETS
Current assets:
Cash and cash equivalents	$10,459	$—	$—	$10,459
Accounts receivable	104,110	—	(5,272)	98,838
Merchandise inventories, net	344,037	—	—	344,037
Textbook rental inventories	32,992	(2,738)	(1,939)	28,315
Prepaid expenses and other current assets	39,158	—	—	39,158
Total current assets	530,756	(2,738)	(7,211)	520,807
Property and equipment, net	52,912	—	—	52,912
Operating lease right-of-use assets	202,522	11,795	3,019	217,336
Intangible assets, net	94,191	—	—	94,191
Other noncurrent assets	24,703	—	—	24,703
Total assets	905,084	9,057	(4,192)	909,949
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	299,157	—	—	299,157
Accrued liabilities	77,441	15,182	5,999	98,622
Current operating lease liabilities	102,206	(22,170)	(3,076)	76,960
Total current liabilities	478,804	(6,988)	2,923	474,739
Long-term deferred taxes, net	1,289	—	675	1,964
Long-term operating lease liabilities	142,193	(6,314)	4,748	140,627
Other long-term liabilities	15,882	—	—	15,882
Long-term borrowings	196,337	—	—	196,337
Total liabilities	$834,505	$(13,302)	$8,346	$829,549
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued and outstanding, 558,402 and 531,564 shares, respectively	6	—	—	6
Additional paid-in capital	749,692	—	—	749,692
Accumulated deficit	(656,567)	22,359	(12,538)	(646,746)
Treasury stock, at cost	(22,552)	—	—	(22,552)
Total stockholders' equity	$70,579	$22,359	$(12,538)	$80,400
Total liabilities and stockholders' equity	$905,084	$9,057	$(4,192)	$909,949
(1) See Summary of Restatements above.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The following table reflects the impact of the restatement to the specific line items presented in the Company's previously reported Consolidated Statement of Cash Flows for the year ended April 27, 2024 (in thousands):

	52 Weeks Ended April 27, 2024
	As Previously	Adjustment(1)	As Restated
	Reported
Cash flows from operating activities:
Net loss	$(63,211)	$(12,538)	$(75,749)
Less: Loss from discontinued operations, net of tax	(730)	—	(730)
Loss from continuing operations, net of tax	(62,481)	(12,538)	(75,019)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	40,560	—	40,560
Impairment loss (non cash)	7,166	—	7,166
Amortization of deferred financing costs	13,150	—	13,150
Interest expense (paid-in-kind)	2,652	—	2,652
Deferred taxes	(550)	675	125
Stock-based compensation expense	3,380	—	3,380
Changes in operating lease right-of-use assets and liabilities	24	(1,346)	(1,322)
Changes in other long-term assets and liabilities and other, net	(20,997)	—	(20,997)
Changes in other operating assets and liabilities, net:
Receivables, net	(11,598)	5,272	(6,326)
Merchandise inventories	(21,058)	—	(21,058)
Textbook rental inventories	(2,643)	1,939	(704)
Prepaid expenses and other current assets	31,593	—	31,593
Accounts payable and accrued liabilities	19,257	5,998	25,255
Changes in other operating assets and liabilities, net	15,551	13,209	28,760
Net cash flows used in operating activities from continuing operations	(1,545)	—	(1,545)
Net cash flows used in operating activities from discontinued operations	(3,577)	—	(3,577)
Net cash flows used in operating activities	(5,122)	—	(5,122)
Cash flows from investing activities:
Purchases of property and equipment	(14,070)	—	(14,070)
Proceeds from the sale of fixed assets	78	—	78
Net cash flows used in investing activities from continuing operations	(13,992)	—	(13,992)
Net cash flows provided by investing activities from discontinued operations	21,395	—	21,395
Net cash flows provided by investing activities	7,403	—	7,403
Cash flows from financing activities:		—
Proceeds from borrowings	563,023	—	563,023
Repayments of borrowings	(552,230)	—	(552,230)
Payment of deferred financing costs	(16,316)	—	(16,316)
Purchase of treasury shares	(176)	—	(176)
Net cash flows used in financing activities	(5,699)	—	(5,699)
Net decrease in cash, cash equivalents, and restricted cash	(3,418)	—	(3,418)
Cash, cash equivalents, and restricted cash at beginning of year	31,988	—	31,988
Cash, cash equivalents, and restricted cash of continuing operations at end of year	$28,570	$—	$28,570
(1) See Summary of Restatements above.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Note 4. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration we expect to be entitled to in exchange for the products or services.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information related to our revenue recognition policies.
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
Product and Other Sales
Course Materials Product Sales	$1,021,456	$971,950
General Merchandise Product Sales (a)	355,274	364,097
Service and Other Revenue (b)	86,515	94,409
Product and Other Sales sub-total	1,463,245	1,430,456
Course Materials Rental Income	146,925	136,679
Total Sales	$1,610,170	$1,567,135
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the consolidated financial statements.
(b)Service and other revenue primarily relates to brand marketing programs and other service revenues.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.6 million and immaterial for May 3, 2025 and April 27, 2024, respectively, on our Consolidated Balance Sheets.
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
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids. respectively, as discussed in Note 6. Equity and Earnings (Loss) Per Share - Sale of Treasury Shares.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The following table presents changes in deferred revenue associated with our contract liabilities:

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
Deferred revenue at the beginning of period	$14,892	$15,356
Additions to deferred revenue during the period	180,174	176,319
Reductions to deferred revenue for revenue recognized during the period	(181,501)	(176,783)
Deferred revenue balance at the end of period:	$13,565	$14,892
Balance Sheet classification:
Accrued liabilities	$10,410	$11,310
Other long-term liabilities	3,155	3,582
Deferred revenue balance at the end of period:	$13,565	$14,892
Note 5. Segment Reporting
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
The CODM reviews financial information on a consolidated basis to evaluate operational performance, allocate resources, and assess trends over time. The CODM uses Net income (loss) as the primary measure of segment profit or loss. In evaluating performance, the CODM also reviews significant expense categories, including adjusted cost of sales, payroll expense, contract payments, direct expenses, and indirect expenses, which are considered material to understanding the segment’s financial results.
This measure provides a consistent basis for strategic decision-making, budgeting, and performance evaluation, reflecting the segment’s contribution to the Company’s overall financial results. Segment assets are not used by the CODM for evaluating performance as presented on our Consolidated Balance Sheet.
The following table presents sales, profitability, and significant expense information about our segment. As detailed in Note 2. Summary of Significant Accounting Policies, and Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements, the presentation of certain amounts in Fiscal Year 2024 below has been restated.

	53 weeks ended May 3, 2025		52 weeks ended April 27, 2024 (a)

Sales	$1,610,170		$1,567,135
Adjusted Cost of sales	1,046,615	(b)	993,349

Payroll expense	206,362		225,646
Contract payments	200,545		201,781
Direct expenses	96,599		108,663
Indirect expenses	659		977
Other segment expenses, net	125,215	(c)	112,468
Net loss	$(65,825)		$(75,749)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
(a) Reflects the impact of restatements as noted in Note 3. Restatement of Previously Issued Audited Consolidated Financial Statements.
(b) Adjusted Cost of sales includes all cost of sales presented in the Statement of Operations, adjusted for contract payments and other various expenses.
(c) Other segment expenses, net, represents GAAP income statement line items that are not considered to be significant segment expenses. These items primarily include stock-based compensation, depreciation and amortization, impairment, restructuring and other charges, loss on extinguishment of debt, interest income and expense, discontinued operations and income tax expense (benefit).
Note 6. Equity and Earnings (Loss) Per Share
Stock Authorization`
As of May 3, 2025, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of May 3, 2025, 34,081,114 shares of our common stock were issued, of which 34,053,847 shares were outstanding, and 0 shares of our preferred stock were both issued and outstanding. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED”.
On October 5, 2023, our shareholders approved an amendment and restatement of the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,500,000 of our Common Stock. We have reserved an aggregate of 2,179,093 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 14. Long-Term Incentive Compensation Expense.
On June 5, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares.
On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs.
On June 11, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 100 to 1 reverse stock split, thus reducing the number of authorized shares of Common Stock to 100,000,000.
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
At-the-Market Equity Offerings
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG"), under which we sold the maximum of $40.0 million of our Common Stock. from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement.
On December 20, 2024, we entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which we sold the maximum of $40.0 million of our Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the December ATM Sales Agreement.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Reverse Stock Split
On June 11, 2024, we completed a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the Common Stock issued and outstanding were converted into one share of the Company’s Common Stock. No change was made to the trading symbol for the Company’s shares of Common Stock, “BNED,” in connection with the Reverse Stock Split. The Reverse Stock Split was part of the Company’s plan to regain compliance with the minimum bid price requirement of $1.00 per share required to maintain continued listing on the NYSE.
The Reverse Stock Split reduced the number of shares of the Company’s outstanding Common Stock from approximately 2,620,495,552 shares (as of the date June 11, 2024, when including issuances pursuant to the transactions) to approximately 26,204,956 shares, subject to adjustment for rounding.
The Reverse Stock Split affected all issued and outstanding shares of Common Stock. All outstanding options and restricted stock units, and other securities entitling their holders to purchase or otherwise receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity compensation plans was also appropriately adjusted. Following the Reverse Stock Split, the par value of the Common Stock will remain unchanged at $0.01 per share. The Reverse Stock Split did not change the authorized number of shares of Common Stock or preferred stock. No fractional shares were issued in connection with the reverse split; instead any fractional shares as a result of the Reverse Stock Split were rounded up to the next whole number of post-split shares of Common Stock.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000 in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2025 and Fiscal 2024, we did not purchase shares under the stock repurchase program. As of May 3, 2025, approximately $26,669 remains available under the stock repurchase program.
During Fiscal 2025 and Fiscal 2024, we repurchased 429 shares and 1,482 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Sale of Treasury Shares
In December 2020 (Fiscal 2021), we entered into a merchandising agreement with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly as TopLids LendCo, LLC (“TopLids”), purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability which is recognized over the term of the merchandising contracts for Fanatics and Lids ($300 and $211, respectively, in accrued liabilities, and $2,905 and $3,287, respectively, as of May 3, 2025 and April 27, 2024, in other long-term liabilities our Consolidated Balance Sheets) which is expected to be recognized over the term of the merchandising contracts for Fanatics and Lids. For information related to additional equity investments by TopLids, see Note 12. Related Party Transactions.
Dividends
We paid no other dividends to common stockholders during Fiscal 2025 and Fiscal 2024. We do not intend to pay dividends on our common stock in the foreseeable future and dividend payments are not permitted under current or future financing arrangements. See Note 9. Debt for details.
Earnings (Loss) Per Share
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
(In thousands, except share and per share data)
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
On June 10, 2024, we completed the Transactions, including an Rights Offering, Private Investment, Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, we completed the Reverse Stock Split, which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding were converted into one share of the Company’s common stock.
Weighted average shares for both basic and diluted, prior to giving effect to the bonus element of the Rights Offering and the Reverse Stock Split was 26,298,984, and 52,935,533, respectively, for the 53 weeks ended May 3, 2025 and 52 weeks ended April 27, 2024. The weighted average common shares and loss per common share reflect the bonus element resulting from the Rights Offering and the Reverse Stock Split for all periods presented on the Consolidated Statements of Operations.
The following is a reconciliation of the basic and diluted earnings per share calculation:

	53 weeks ended	52 weeks ended
		As Restated
(in thousands except share and per share data)	May 3, 2025	April 27, 2024
Numerator for basic and diluted earnings (loss) per share:
Loss from continuing operations, net of tax	$(65,825)	$(75,019)
Loss from discontinued operations, net of tax	—	(730)
Net loss available to common shareholders	$(65,825)	$(75,749)

Denominator for basic and diluted earnings (loss) per share:
Basic and diluted weighted average shares of Common Stock(a)	26,298,984	2,662,296
Loss per share of Common Share:
Basic and Diluted
Continuing operations	$(2.50)	$(28.18)
Discontinued operations	—	(0.28)
Basic and diluted loss per share of Common Stock	$(2.50)	$(28.46)
(a)During Fiscal 2025 and Fiscal 2024, 407,763 and 32,304, respectively, were excluded from the diluted earnings per share calculation using the two-    class method as their inclusion would have been antidilutive.
Note 7. Fair Value Measurements
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities, accounts payable, and long-term debt. The fair values of cash and cash equivalents, receivables, accrued liabilities, and accounts payable approximate their carrying values because of the short-term nature of these instruments, which are all considered Level 1 within the fair value hierarchy. The fair value of our short-term and long-term debt approximates its carrying value and is classified as Level 2, as it is estimated using observable market inputs such as current interest rates and credit spreads for similar instruments. See Note 8. Derivative, for fair value information about our derivative instrument that is fair valued using Level 3 inputs.
Non-Financial Assets
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
During the 53 weeks ended and the 52 weeks ended May 3, 2025 and April 27, 2024, respectively, we evaluated certain of our store-level long-lived assets for impairment, and recognized an impairment losses (non-cash) of $1,713 and $7,166, respectively, on the Consolidated Statements of Operations. The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following table shows the fair values of our non-financial assets that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	53 weeks ended May 3, 2025			52 weeks ended April 27, 2024
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)	Carrying Value Prior to Impairment	Fair Value	Impairment Loss (non-cash)
Property and equipment, net	$314	$—	$314	$460	$55	$405
Operating lease right-of-use assets	1,006	716	290	8,044	4,444	3,600
Intangible assets, net	1,109	—	1,109	3,860	699	3,161
Other noncurrent assets	—	—	—	—	—	—
Total	$2,429	$716	$1,713	$12,364	$5,198	$7,166

Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards is remeasured at the end of each reporting period through settlement using a Black-Scholes option-pricing model, which incorporates significant inputs including the risk-free interest rate, expected volatility, expected dividend yield, and expected term or vesting period. As of May 3, 2025, we recorded a liability, which is immaterial to the balance sheet (Level 2 input) and is reflected in accrued liabilities on the Consolidated Balance Sheet. As of May 3, 2025 and April 27, 2024, respectively, we recorded an immaterial liability (Level 2 input) which is reflected in accrued liabilities on the Consolidated Balance Sheet. As of May 3, 2025, all phantom share units have been settled or forfeited. For additional information, see Note 14. Long-Term Incentive Compensation Expense.
Note 8. Derivative
Participation Interest Purchase Agreement
During April 2025, the Company entered into a Participation Interest Purchase Agreement (the “Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid the Company $12,625 in exchange for a participation

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
interest in the proceeds of a specified litigation claim. The Agreement is presented in Other long-term liabilities on the Consolidated Balance Sheet as of May 3, 2025.
The Agreement is non-recourse to the Company with respect to financial risk; Jefferies’ entitlement to payment is limited to proceeds, if any, received from the litigation. However, the Company has continuing contractual obligations under the Agreement, including remaining the plaintiff of record, cooperating with Jefferies and its counsel, providing access to litigation-related documents, and following directions regarding the settlement of monetary damages. These obligations are necessary to preserve Jefferies’ entitlement and avoid any clawback.
Management evaluated the Agreement under ASC 815, Derivatives and Hedging, ASC 470, Debt-Overall, and ASU 2025-07, Scope Application of Derivative Guidance to Litigation Funding and Similar Arrangements. Prior to adoption of ASU 2025-07, the Agreement was concluded to meet the definition of a derivative under ASC 815 because its value is derived from the outcome of the litigation, it required no significant initial investment other than the participation amount, and it could be settled based on net proceeds. Accordingly, the Agreement was accounted for as a derivative liability, measured at fair value with subsequent changes recognized in earnings. ASU 2025-07 has not yet been adopted.
The derivative liability is classified within Level 3 of the fair value hierarchy under ASC 820, as valuation is based on significant unobservable inputs, including management’s assessment of the underlying litigation's outcome and timing of potential settlement proceeds. At inception, the fair value of the derivative liability approximated the transaction price of $12,625, which represented an orderly, arm’s-length exchange between market participants. The fair value will continue to be measured on a recurring basis using unobservable inputs consistent with Level 3 classification. The fair value will continue to be measured on a recurring basis using unobservable inputs consistent with Level 3 classification. As of May 3, 2025, the fair value of the derivative liability remained substantially unchanged from the initial recognition amount of $12,625, and any mark-to-market adjustments recognized through year-end were inconsequential.
Upon adoption of ASU 2025-07, which provides a scope exception from derivative accounting for litigation funding and similar arrangements that do not create or modify debt, the Agreement will no longer meet the definition of a derivative under ASC 815. Under the new guidance, the Agreement will be accounted for under ASC 470 - Debt as deferred income, as the arrangement does not create a debt obligation of the Company. The deferred income will be recognized in earnings when the related litigation is resolved and any proceeds are distributed.
The guidance in ASU 2025-07 will be applied using a modified retrospective approach, under which the previously recognized derivative liability will be reclassified to deferred income and a cumulative effect adjustment will be recorded to retained earnings as of the Company’s planned early adoption date, during the fiscal quarter ending November 1, 2025.
Note 9. Debt

		As of
	Maturity Date (a)	May 3, 2025	April 27, 2024
Credit Facility	June 9, 2028	$103,100	$164,947
Term Loan	April 7, 2025	—	32,653
Sub-total		103,100	197,600
Less: Deferred financing costs, Term Loan (b)		—	(1,263)
Total long-term debt		$103,100	$196,337
Balance Sheet classification:
Long-term borrowings		103,100	196,337
Total long-term debt		$103,100	$196,337
(a)    On June 10, 2024, we completed the Transactions, including amending and extending the maturity date of the Credit Facility and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock.
(b)    For additional information, see Deferred Financing Costs below.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Transaction
On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program.
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
Credit Facility
The Company has informed its lenders of the ongoing investigation and related restatement process, and its inability to deliver its fiscal 2025 annual financial statements, as well as its first and second quarter fiscal 2026 financial statements, by the dates originally required under its asset-based revolving credit facility (the “Credit Facility”). The Company requested that the lenders extend these reporting deadlines and waive certain related representations and warranties that may be impacted by the investigation and the resulting restatement of the Company’s previously issued financial statements.
On August 8, 2025, the lenders and the administrative agent entered into a limited consent and waiver, providing a 75-day extension of the reporting deadlines to October 22, 2025, and waiving any potential breach of certain representations related to financial reporting impacted by the review. In connection with the waiver, the Company paid a fee of $325, equal to 0.10% of the aggregate revolving commitments, which was fully earned and payable on the effective date.
On October 21, 2025, the Company exercised its option to request the additional 45-day extension permitted under the waiver, and the lenders granted the request, extending the reporting deadline to December 6, 2025. In accordance with the agreement, the Company paid a second waiver fee of $325, also equal to 0.10% of the revolver commitments, fully earned and payable on the effective date of the extension.
On December 5,2025, the Company and its lenders entered into a Second Limited Consent and Waiver, further extending the delivery deadlines for the fiscal 2025 annual financial statements, and the first and second quarter fiscal 2026 financial statements to January 20, 2026. Under the Second Limited Consent and Waiver, the lenders agreed to (i) extend the reporting deadlines to the Permitted January Deadline of January 20, 2026, and (ii) waive potential breaches of representations under Section 5.15 of the Credit Agreement related solely to the ongoing financial reporting review during the extension period. In consideration of the extension, the Company paid an additional fee equal to 0.10% of each consenting lender’s revolving credit commitment, which was fully earned and payable on the effective date.
During the limited extension period, the Company is required to (i) deliver weekly Approved Budget Updates and Variance Reports, (ii) make members of management available for bi-weekly update calls with the lenders, and (iii) maintain minimum excess availability of at least $30,000 under the Credit Facility. Failure to comply with these conditions constitutes an immediate event of default. The Company has informed its lenders that it is conducting a detailed review of certain financial reporting and accounting practices related to the calculation of EBITDA for fiscal years 2025 and 2024. As a result of this ongoing review, the Company was not able to deliver its fiscal 2025 annual financial statements or its fiscal first quarter 2026 financial statements by the deadlines originally required under the Credit Facility.
Pursuant to the A&R Credit Agreement, the lenders have committed to provide a four-year asset-backed revolving credit facility (the "Credit Facility") in an aggregate committed principal amount of up to $325,000. and extended the maturity date of the Credit Facility to June 9, 2028. During the 53 weeks ended May 3, 2025, we incurred debt issuance costs totaling $3,669 related to the Credit Facility under the A&R Credit Agreement.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Proceeds from the Credit Facility are and will be used for general corporate purposes, including seasonal working capital needs. The Company has interest-only obligations under the Credit Facility until the maturity date, at which time the total principal outstanding is due and payable.
Interest under the Credit Facility accrues, at the election of the Company, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.50% per annum, plus a spread of 3.50% per annum or (y) at an alternate base rate, which is subject to a floor of 3.50% per annum, plus a spread of 2.50% per annum; provided, that in the event the Company meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum.
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
•commencing with the month ending on or about May 31, 2025, the Company is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12- month period; and
•commencing with the quarter ending on or about October 31, 2024, the Company is required to maintain a minimum Consolidated EBITDA (as defined in the A&R Credit Agreement), which will be tested quarterly on the last day of each fiscal quarter for (a) the trailing six-month period for the first test date, (b) the trailing nine-month period of the second test date and (c) for the trailing 12-month period thereafter.
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
In connection with the Credit Facility, a 1.00% fee was payable in connection with the eighth amendment to the Original Credit Agreement (prior to its amendment and restatement), of which 50% was paid on September 2, 2024 and 50% is due and payable on June 10, 2025.
During the 53 weeks ended May 3, 2025, we borrowed $887,055 and repaid $948,920 under the Credit Facility, with $103,100 of outstanding borrowings under the Credit Facility as of May 3, 2025. During the 52 weeks ended April 27, 2024, we borrowed $563,023 and repaid $552,230 under the Credit Facility, with $164,947 of outstanding borrowings as of April 27, 2024. As of May 3, 2025 and April 27, 2024, we issued $575 and $3,575, respectively, in letters of credit under the Credit Facility.
During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $11,516 related to the July 2023 amendment the Original Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets, and subsequently amortized ratably over the term of the A&R Credit Agreement.
As of May 3, 2025, and as of the issuance date of this Annual Report on Form 10-K , the Company remained in compliance with all covenants under the A&R Credit Agreement.
The following is a summary of the various Credit Agreement amendments.
April 2024 Credit Agreement Amendment

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
On April 16, 2024, we amended our existing Credit Agreement to, among other things, revise certain milestones related to the previously-disclosed liquidity and refinancing contingency plans to align such milestones with the Transactions contemplated by the Purchase Agreement, which milestones include (i) filing the Form S-1 no later than two (2) business days after the date of such amendment, (ii) obtaining receipt of support letters in support of the Transactions from persons owning not less than 20% of the outstanding voting stock of the Company by no later than May 3, 2024 (or such later date as agreed to in writing by the administrative agent in its sole discretion), (iii) obtaining receipt of the SEC approval with respect to such Form S-1 on or before May 24, 2024 (or such later date as agreed to in writing by the administrative agent in its sole discretion) and (iv) closing the Transactions contemplated by the Purchase Agreement on or before the date that is 25 days after the receipt of SEC approval with respect to the Form S-1. Under the Credit Agreement, the lenders originally committed to providing us with an asset-backed revolving credit facility in an aggregate principal amount of $400,000, which was reduced to $380,000 by the April 2024 amendment. During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $851 related to the April 2024 Credit Agreement amendment.
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
October 2023 Credit Agreement Amendment
On October 10, 2023, we amended our existing Credit Agreement to revise certain reporting requirements to the administrative agent and lenders under the Credit Agreement. The amendment introduced a Specified Liquidity Transaction Fee of $3,800 that would become due and payable at the earlier to occur of (i) January 31, 2024, to the extent a Specified Liquidity Transaction (as defined in the Credit Agreement) has not been consummated prior to such date (or such later date that is up to thirty days thereafter to the extent agreed to in writing by the Administrative Agent in its sole discretion) or (ii) an Event of Default under the Credit Agreement. During the 52 weeks ended April 27, 2024, we incurred debt issuance costs totaling $1,428 related to the October 2023 Credit Agreement amendment. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets, and subsequently amortized ratably over the term of the Credit Agreement.
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
(In thousands, except share and per share data)
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
Term Loan
On June 10, 2024, our existing Term Loan Credit Agreement (the "Term Loan") dated June 7, 2022, lenders converted approximately $34,000 of outstanding principal and accrued and unpaid interest into our Common Stock, resulting in financing noncash flow activity totaling $86,755. We recognized a loss on extinguishment of debt of $55,233 in the Consolidated Statement of Operations in connection with the Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated. See Note 6. Equity and Earnings (Loss) Per Share.
On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC (the “Term Loan” or “Term Loan Credit Agreement”). The Term Loan provided for term loans in an amount equal to $30,000 and matured on April 7, 2025. The proceeds of the Term Loans were being used to finance working capital, and to pay fees and expenses related to the Term Loan.
The Term Loan provided for term loans in an amount equal to $30,000 and, the loans thereunder, matured on April 7, 2025. The proceeds of the Term Loan were being used to finance working capital, and to pay fees and expenses. During the 53 weeks ended May 3, 2025, we incurred $0 for interest in kind and repaid $0 under the Term Loan, with $0 of outstanding borrowings as of May 3, 2025. During the 52 weeks ended April 27, 2024, we incurred $2,652 for interest in kind and repaid $0, with $32,652 of outstanding borrowings as of April 27, 2024.
The Term Loan accrued interest at a rate equal to 11.25%, payable quarterly. All interest on the Term Loan prior to July 29, 2023 was paid in cash. Subsequent to July 29, 2023, all interest incurred on the Term Loan was incurred in kind as permitted under the July 2023 Term Loan Amendment and is part of the outstanding debt balance. The Term Loans did not amortize prior to maturity.
The Term Loan did not contain a financial covenant, but otherwise contains representations and warranties, covenants and events of default that are substantially the same as those in the A&R Credit Agreement, including restrictions on the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Term Loan was secured by second-priority liens on all assets securing the obligations under the A&R Credit Agreement, which are all of the assets of the Company and the Guarantors, subject to customary exclusions and limitations set forth in the Term Loan and the other loan documents executed in connection therewith.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The A&R Credit Agreement permits us to incur the Term Loan and also provides that, upon repayment of the Term Loan (and, if applicable, any replacement credit facility thereof), we may incur second lien secured debt in an aggregate principal amount not to exceed $75,000.
The following is a summary of the various Term Loan Credit Agreement amendments.
March 2023 Term Loan Credit Agreement Amendment
On March 8, 2023, we amended the Term Loan Credit Agreement to (i) extend the maturity date of the Term Loan Credit Agreement by six months to December 7, 2024, (ii) permit the application of certain proceeds to the repayment of the loans under Credit Agreement and (iii) amend certain negative covenants and add certain additional covenants to conform to the Credit Agreement. In addition, the amendment required the achievement of a Specified Event (as described above) by no later than May 31, 2023 (as such date may be extended under the Credit Agreement, but no later than August 31, 2023 without consent from lenders under the Term Loan Credit Agreement).
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
July 2023 Term Loan Credit Agreement Amendment
On July 28, 2023, we amended our Term Loan to (i) extend the maturity date of the Term Loan Credit Agreement to April 7, 2025, (ii) allow for interest to be paid in kind until September 2, 2024, (iii) amend the 1.50% anniversary fee to recur on June 7 of each year that the Term Loan Credit Agreement remains outstanding, with 2024 fee deferred to the earlier of September 2, 2024 and the Termination Date (as defined in the Term Credit Loan Agreement) and (iv) amend certain negative covenants and affirmative and add certain additional covenants. We must pay a fee of $50 to the lenders under the Term Loan Credit Agreement on the earlier of September 2, 2024 and the Termination Date (as defined in the Term Loan Credit Agreement).
The debt issuance costs have been deferred and are presented as a reduction to long-term borrowings in the Consolidated Balance Sheets, and subsequently amortized ratably over the term of the Term Loan.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the Consolidated Balance Sheets and are subsequently amortized ratably over the term of respective debt.

Dollars in thousands		As of
Balance Sheet Location	Maturity Date/ Amortization Term (a)	May 3, 2025	April 27, 2024
Credit Facility - Prepaid and Other Current Assets	June 9, 2028	$—	$—
Credit Facility - Other noncurrent assets		11,597	12,897
Credit Facility - sub-total		11,597	12,897
Term Loan - Contra Debt		—	1,263
Total deferred financing costs		$11,597	$14,160
(a)    On June 10, 2024, we completed the Transactions, including amending and extending the maturity date of the Credit Facility and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Note 9. Debt.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Interest
The following table presents interest expense and cash interest paid:

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
Interest Incurred
Credit Facility	$16,279	$24,409
Term Loan	1,167	3,984
Total Interest Incurred	$17,446	$28,393
Amortization of Deferred Financing Costs
Credit Facility	$5,014	$11,910
Term Loan	150	1,240
Total Amortization of Deferred Financing Costs	$5,164	$13,150
Interest Income, net of expense	$(350)	$(1,178)
Total Interest Expense	$22,260	$40,365

Cash Interest Paid	$17,912	$24,943

Note 10. Leases
We recognize lease assets and lease liabilities on the Consolidated Balance Sheets for substantially all lease arrangements based on the present value of future lease payments as required by ASC Topic 842, Leases. Our portfolio of leases consists of operating leases comprised of operating agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We have one immaterial finance lease and no short-term leases (i.e., those with a term of twelve months or less).
We recognize a right of use (“ROU”) asset and lease liability in our Consolidated Balance Sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised.
Our lease terms generally range from one year to fifteen years, and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: (i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or (ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, we recognize lease expense on a straight-line basis over the lease term. For variable commissions, we recognize lease expense as incurred. Our lease agreements do not contain any material residual value guarantees, material restrictions or covenants.
We use our incremental borrowing rate to determine the present value of fixed lease payments based on the information available at the lease commencement date, if the rate implicit in the lease is not readily determinable. We utilize an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The following table summarizes lease expenses:

	53 weeks ended	52 weeks ended
		As Restated
	May 3, 2025	April 27, 2024
Variable lease expense	$134,934	$132,833
Fixed lease expense	60,515	63,865
Total lease expense	$195,449	$196,698

The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of May 3, 2025:

As of
May 3, 2025
Fiscal 2026	$71,853
Fiscal 2027	35,457
Fiscal 2028	29,448
Fiscal 2029	26,063
Fiscal 2030	19,586
Thereafter	18,469
Total lease payments	200,876
Less: imputed interest	(20,857)
Operating lease liabilities at period end	$180,019
Future lease payment obligations related to leases that were entered into, but did not commence as of May 3, 2025, were not material.
The following summarizes additional information related to our operating leases:

	As of
	May 3, 2025	April 27, 2024
		As Restated
Weighted average remaining lease term (in years)	4.6 years	4.6 years
Weighted average discount rate	5.5%	4.8%

Supplemental cash flow information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,434	$66,397
Operating cash flows from financing leases	32	—
Financing cash flows from financing leases	370	—
ROU assets obtained in exchange for lease obligations:
Operating leases	24,716	30,090
Financing leases	1,128	—

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Note 11. Supplementary Information
Other (income) expenses
During the 53 weeks ended May 3, 2025, we recognized other income totaling $1,572, comprised primarily of an $8,780 gain related to the termination of liabilities related to a frozen retirement benefit plan (non-cash), primarily offset by $2,095 related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2,091 for legal and advisory professional service costs primarily related to restructuring activities and other charges, $1,963 of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1,388 of which is included in accrued liabilities in the Consolidated Balance Sheet as of May 3, 2025, and $1,059 related to the settlement of a class action lawsuit and related legal fees. We recognized an increase to additional paid in capital on the Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
During the 52 weeks ended April 27, 2024, we recognized other expense totaling $19,409, comprised primarily of $19,651 for costs associated with professional service costs for restructuring (as discussed below) and process improvements, and $1,097 for severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction objectives, partially offset by $1,339 in an actuarial gain related to a frozen retirement benefit plan (non-cash).
Pursuant to the July 28, 2023 Credit Agreement amendment, the Board established a committee consisting of three independent directors to explore, consider, solicit expressions of interest or proposals for, respond to any communications, inquiries or proposals regarding, and advise as to all strategic alternatives to effect a “Specified Liquidity Transaction” (as defined in the Credit Agreement). Restructuring and other charges include costs associated with the costs of this committee, as well as other related legal and advisory professional service costs. On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet, and provide additional flexibility for working capital needs. For additional information, see Note 9. Debt.
0Note 12. Related Party Transactions
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
MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners L.P. which is majority-owned by Leonard Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 and included a renewal option which extended the lease through September 1, 2023. Effective January 1, 2025, MBS amended the lease agreement to lower the rent and extend the term to December 31, 2028. Rent payments to MBS Realty Partners L.P. were approximately $660 and $690 during the 53 weeks ended May 3, 2025 and 52 weeks ended April 27, 2024, respectively.
TopLids LendCo, LLC
In December 2020 (Fiscal 2021), we entered into the F/L Relationship to execute a merchandising agreement with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc., jointly as TopLids LendCo, LLC (“TopLids”), purchased an aggregate 2,307,692 of our common shares. On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC (see discussion below). On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. TopLids owns approximately 5% of our Common Stock outstanding following the closing of the Transactions. Total commission revenue from the F/L Relationship was $116,546 and $126,886, during the 53 weeks ended May 3, 2025 and 52 weeks ended April 27, 2024, respectively. Total receivables from Fanatics was $1,208 and $1,061, as of May 3, 2025 and April 27, 2024, respectively. For additional information, see Note 1. Organization, Note 6. Equity and Earnings (Loss) Per Share, and Note 9. Debt.
VitalSource Technologies, Inc.
On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC (see discussion above) and

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Vital Fundco, LLC (a subsidiary of Vital Technologies, Inc. (“VitalSource”)). We have contracted with VitalSource to provide digitally formatted courseware, from all major publishers. On June 10, 2024, we completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. VitalSource owns more than 5% of our Common Stock outstanding following the closing of the Transactions. Total purchases from VitalSource were $454,502 and $331,232, during the 53 weeks ended May 3, 2025 and 52 weeks ended April 27, 2024, respectively. Total accounts payable to VitalSource was $38,484 and $132,611, as of May 3, 2025 and April 27, 2024, respectively. For additional information, see Note 1. Organization, Note 6. Equity and Earnings (Loss) Per Share, and Note 9. Debt.
Immersion
On June 10, 2024, Immersion purchased a controlling interest in the Company. During Fiscal 2025, the Company reimbursed Immersion approximately $750 in transaction costs related to the purchase and integration due to such transaction.
Note 13. Employees Benefit Plans
We sponsor defined contribution plans for the benefit of substantially all of the employees of BNC. MBS maintains a profit sharing plan covering substantially all full-time employees of MBS. For all plans, we are responsible to fund the employer contributions directly, if any. Total employee benefit expense for these plans was $0 and $1,687, during the 53 weeks ended May 3, 2025 and the 52 weeks ended April 27, 2024, respectively. Commencing in September 2023, we revised the 401(k) retirement savings plan to an annual end of plan year discretionary match, in lieu of the current pay period match.
Note 14. Long-Term Incentive Compensation Expense
We have reserved 2,179,093 shares of our common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”), performance share units (“PSU”), and phantom share units (or "Phantom Shares").
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
Restricted Stock Awards
An RS award is an award of common stock that is subject to certain restrictions during a specified period. RS awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of unvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon (although payment may be deferred until the shares have vested) and are considered to be currently issued and outstanding. RS awards will have a minimum vesting period of one year.
An RSU is a grant valued in terms of our common stock, but no stock is issued at the time of grant. Each RSU may be redeemed for one share of our common stock once vested. RSUs are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the units except in very limited circumstances and with the consent of the compensation committee. Shares associated with unvested RSUs have no voting rights but are entitled to receive dividends and other distributions thereon (although payment may be deferred until the units have vested). RSUs generally vest over a period of three years, but will have a minimum vesting period of one year.
Phantom Shares
Phantom Shares were granted to employees. Each Phantom Share represents the economic equivalent to one share of the Company's common stock and will be settled in cash based on the fair market value of a share of common stock at each vesting date in an amount not to exceed a specific value per share. The Phantom Shares vest and settle in three equal installments commencing one year after the date of grant. The fair value of the Phantom Shares was determined using the closing stock price on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The fair value of the liability for the cash-settled Phantom Share awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
As of May 3, 2025 and April 27, 2024, respectively, we recorded an immaterial liability (Level 2 input) related to phantom share unit grants which is reflected in accrued liabilities on the Consolidated Balance Sheets.
Stock Options
For stock options granted with an "at market" exercise price, we determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, we determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten-year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options.
Long-Term Incentive Compensation Activity
On June 11, 2024, we completed the Reverse Stock Split, which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding were converted into one share of the Company’s common stock. The following table presents a summary of awards activity related to our current Equity Incentive Plan and reflects the Reverse Stock Split for all periods presented:

	Restricted Stock Awards		Restricted Stock Units		Phantom Shares		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, April 27, 2024	—	$—	4,853	$503.72	468	$850.00	—	$—
Granted	111,484	$9.79	68,731	$9.46	—	$—	1,729,750	$9.55
Vested	(29,764)	$9.79	(9,515)	$147.17	(428)	$—	—	$—
Forfeited	—	$—	(2,076)	$448.33	(40)	$—	(92,800)	$9.61
Balance, May 3, 2025	81,720	$9.79	61,993	$12.39	—	$—	1,636,950	$9.55
As of the 53 weeks ended May 3, 2025, we granted the following awards under the Equity Incentive Plan:
•On June 18, 2024, we granted 7,441 RSUs and 29,764 RSAs to members of the Board of Directors. The RSAs vested on September 18, 2024.
•On September 20, 2024, we granted 61,290 RSUs and 81,720 RSAs to members of the Board of Directors. The RSUs vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.
•On September 20, 2024, we granted 1,533,250 PSUs to employees that include both a service condition and a market condition in order for PSUs to vest. The PSUs vest upon our Common Stock achieving a specified price per share (measured using a 100-day average volume weighted average price ("VWAP") for each of three tranches), and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. We have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of the Company’s Common Stock over a period of time corresponding to the expected PSU term.
•On February 21, 2025, March 12, 2025, and March 31, 2025, we granted 77,000, 112,000 and 7,500 PSUs, respectively, to employees that include both a service condition and market condition in order for PSUs to vest. The PSUs vest upon our Common Stock achieving a specified price per share (measured using a 100-trading-day average VWAP for each of three tranches), and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. We have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of the Company’s Common Stock over a period of time corresponding to the expected PSU term.

September 20, 2024	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.53%	3.53%	3.53%
Company volatility	119.84%	119.84%	119.84%
Derived service period	1.0 year	2.0 years	3.0 years
Grant date fair value per award	$9.74	$9.62	$9.46

February 21, 2025	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	4.27%	4.27%	4.27%
Company volatility	120.50%	120.50%	120.50%
Derived service period	0.40 years	0.67 years	1.00 year
Grant date fair value per award	$10.10	$10.02	$9.94

March 12, 2025	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	4.13%	4.13%	4.13%
Company volatility	120.51%	120.51%	120.51%
Derived service period	0.41 years	0.87 years	1.21 years
Grant date fair value per award	$8.46	$8.38	$8.29

March 31, 2025	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	4.03%	4.03%	4.03%
Company volatility	120.68%	120.68%	120.68%
Derived service period	0.40 years	0.63 years	0.96 years
Grant date fair value per award	$10.41	$10.32	$10.24

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance, April 27, 2024	25,190	$241.00	$524.00
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	(6,978)	$269.24	$562.92
Expired	(14,394)	$222.71	$496.92
Balance, May 3, 2025	3,818	$261.35	$552.07
Exercisable, May 3, 2025	3,200	$248.85	$533.70
The aggregate grant date fair value of stock options that vested during the 53 weeks ended May 3, 2025 and the 52 weeks ended April 27, 2024 was $566 and $1,540, respectively.
Total fair value of vested share awards during the periods ended May 3, 2025 and April 27, 2024 was $2,258 and $4,405, respectively.

Long-Term Incentive Compensation Expense
We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
Stock-based awards
Restricted stock expense	$667	$11
Restricted stock units expense	604	2,041
Performance share units expense (a)	4,913	—
Stock option expense(b)	(798)	1,328
Sub-total stock-based awards:	$5,386	$3,380
Cash settled awards
Phantom share units expense	$(4)	$(154)
Total compensation expense for long-term incentive awards	$5,382	$3,226
(a) Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
(b) The stock option expense for the 53 weeks ended May 3, 2025 was primarily impacted due to forfeitures resulting from the resignation of our former Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of May 3, 2025 was $11,384 and is expected to be recognized over a weighted-average period of 1.86 years.
Note 15. Income Taxes
For Fiscal 2025 and Fiscal 2024, we had no material revenue or expense in jurisdictions outside the United States other than India.
Impact of U.S. Tax Reform
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted. We have analyzed the provisions, which provide for a technical correction to allow for full expensing of qualified leasehold improvements, modifications to charitable contributions and net operating loss limitations (“NOLs”), modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax (“AMT”) credit acceleration. The most

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
significant impact of the legislation for the Company was an income tax benefit of $7,164 for the carryback of NOLs to higher tax rate years, recorded in Fiscal 2021. As of May 3, 2025, we recognized a current income tax receivable for NOL carrybacks in prepaid and other current assets on the Consolidated Balance Sheet. We received a $15,774 refund in Fiscal 2023 and a $7,621 refund in Fiscal 2024 and a final refund of $2,403 in Fiscal 2025.
The components of Income tax expense are as follows:

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
Current:		As Restated
Federal	$3,484	$—
State	1,329	318
International	272	417
Total Current	5,085	735
Deferred:
Federal	(829)	123
State	—	—
International	—	—
Total Deferred	(829)	123
Total	$4,256	$858
Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	53 weeks ended	52 weeks ended
	May 3, 2025	April 27, 2024
		As Restated
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.4)	2.5
Permanent book / tax differences	(18.1)	(1.4)
Changes in valuation allowance	(8.9)	(23.2)
Other, net	(0.5)	(0.1)
Effective income tax rate	(6.9)%	(1.2)%
The effective tax rate for the 53 weeks ended May 3, 2025 is lower than the prior year comparable period due to permanent differences related to the debt-to-equity conversion, attribute limitations due to IRC 382, and valuation allowance movement.
One percentage point on our Fiscal 2025 effective tax rate is approximately $616. The other permanent book to tax differences are principally comprised of a loss on the conversion of debt to equity, non-deductible officer's compensation, and non-deductible stock compensation.
We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The significant components of our deferred taxes consisted of the following:

	As of
	May 3, 2025	April 27, 2024
		As Restated
Deferred tax assets:
Estimated accrued liabilities	$7,061	$3,279
Inventory	18,964	19,402
Stock-based compensation	1,809	979
Operating lease liabilities	43,582	52,070
Tax credits	1,072	1,131
Goodwill	6,395	7,329
Divestitures & Capital Losses	2,796	—
Net operating losses	65,404	81,714
Interest carryforwards	14,889	14,897
Property and equipment	2,514	795
Other	1,398	4,071
Gross deferred tax assets	165,884	185,667
Valuation allowance	(84,566)	(79,065)
Net deferred tax assets	81,318	106,602
Deferred tax liabilities:
Intangible asset amortization	(16,304)	(19,757)
Operating lease right-of-use assets	(46,955)	(55,417)
Deferred Financing Costs	(2,250)	—
LIFO inventory valuation	(16,944)	(33,392)
Gross deferred tax liabilities	(82,453)	(108,566)
Net deferred tax liability	$(1,135)	$(1,964)
As of May 3, 2025 and April 27, 2024, we had $0 of unrecognized tax benefits.
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of both May 3, 2025 and April 27, 2024, we had accrued $0 for net interest and penalties.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, we considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. As of May 3, 2025, we recorded a valuation allowance of $84,566 compared to $79,065 as of April 27, 2024, a net increase of $5,501 due to fluctuations in U.S. deferred tax assets and liabilities.
As of May 3, 2025, we had state NOL carryforwards of approximately $406,041, which will begin to expire in 2026, state tax credit carryforwards totaling $295 which will begin to expire in 2025, federal tax credit carryforward of $1,071 which will begin to expire in 2040 and federal NOLs of approximately $211,913, which have an indefinite carryforward period.
As of May 3, 2025, we recorded $229 of foreign withholding tax related to future repatriations of earnings from certain foreign subsidiaries.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024, we may have experienced an ownership change as defined by Sections 382 and 383. The Company conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impact the utilization of our tax attributes including our $211,913 NOL carryforwards, $60,195 disallowed interest expense carryforwards, and $1,071 tax credit carryforwards as of May 3, 2025. The Company anticipates that $63,092 of these tax attributes will be made available during Fiscal 2026 and Fiscal 2027. The Company does not have any material uncertain tax positions requiring recognition in the financial statements as of May 3, 2025.
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
Note 17. Commitments and Contingencies
We generally operate our physical bookstores pursuant to multi-year school management contracts under which a school designates us to operate the official school physical bookstore on campus and we provide the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guaranteed payment. We account for these operating agreements for our physical bookstores under lease accounting. We recognize lease assets and lease liabilities on the Consolidated Balance Sheets for substantially all fixed lease arrangements (excluding variable obligations) with a term greater than twelve months. For additional information on lease expense and minimum fixed lease obligations, excluding variable commissions, see Note 10. Leases.
Purchase obligations, which includes information technology contracts, as of May 3, 2025, are as follows:

Less Than 1 Year	$9,970
1-3 Years	4,209
3-5 Years	2,074
Total	$16,253
Note 18. Concentration Risk
The Company purchases a significant portion of its merchandise from a related-party supplier, which accounted for approximately 45% of total purchases for the fiscal year ended May 3, 2025. In accordance with ASC 850 – Related Parties, the Company discloses this related-party relationship and evaluates all transactions with this supplier to ensure they are conducted on terms comparable to those with unrelated parties. While the Company actively monitors supplier performance, seeks to diversify its supplier base, and pursues alternative sources of supply where feasible, a disruption in the supply chain from this supplier could have a material adverse effect on the Company’s operations and financial results.
Note 19. Selected Quarterly Financial Information (Unaudited)
Prior to filing the Company’s May 3, 2025, Form 10-K, management determined that both the cost of digital sales and the expense recognition for store operating agreements under ASC 842, Leases, had been recorded inappropriately. In addition, as a part of completing our year-end financial statement close and preparation of our consolidated financial statements and related disclosures for the fiscal year ended May 3, 2025, we determined we had additional errors related to Textbook rental inventory and a legal settlement, see Note 2, Summary of Significant Accounting Policies for further detail. The Company's Audit

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Committee of the Company's Board of Directors concluded it is appropriate to restate the unaudited quarterly condensed consolidated financial statements for the 13 weeks ended July 29 , 2023, October 28, 2023, January 27, 2024, July 27, 2024, October 26, 2024 and January 25, 2025.
A summary of quarterly financial information for the 53 weeks and 52 weeks ended May 3, 2025 and April 27, 2024, respectively, is as follows:

	13 Weeks Ended(a)			14 Weeks Ended(a)
	As Restated	As Restated	As Restated
	July 27, 2024	October 26, 2024	January 25, 2025	May 3, 2025
Sales	$263,431	$602,122	$462,825	$281,792
Gross profit	$44,996	$128,477	$93,750	$70,581
Net (loss) income (b)(c)(d)	$(103,925)	$43,162	$17,942	$(23,004)

(Loss) earnings per common share: (e)
Basic and Diluted
Total Basic (Loss) Earnings per share	$(7.69)	$1.63	$0.59	$(0.68)
Weighted average common shares outstanding - Basic:	13,510,667	26,527,174	30,507,723	34,053,847

Total Diluted (Loss) Earnings per share	$(7.69)	$1.63	$0.59	$(0.68)
Weighted average common shares outstanding - Diluted:	13,510,667	26,541,804	30,642,958	34,053,847
(a)    For information related to quarterly seasonality and other variance components, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Seasonality.
(b)    Includes $3,618, $(150), $(6,268), and $1,228 of other (income) expense for the 13 weeks ended July 27, 2024, October 26, 2024, January 25, 2025 and 14 weeks ended May 3, 2025, respectively.
(c)    Includes $0, $0, $1,713, and $0 of impairment loss (non-cash) for the 13 weeks ended July 27, 2024, October 26, 2024, January 25, 2025 and 14 weeks ended May 3, 2025, respectively.
(d)    Includes $7,618, $5,463, $5,083, and $4,096 of interest expense for the 13 weeks ended July 27, 2024, October 26, 2024, January 25, 2025 and 14 weeks ended May 3, 2025, respectively.
(e)    On June 10, 2024, we completed various Transactions, including an equity rights offering. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our common stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, we completed a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 in which every 100 shares of the common stock issued and outstanding were converted into one share of our common stock.
The weighted average common shares and loss per common share reflect the bonus element resulting from the equity rights offering and the reverse stock split for all periods presented on the Consolidated Statements of Operations.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	13 Weeks Ended (a)
	As Restated
	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024
Sales	$264,161	$610,379	$456,673	$235,922
Gross profit	$48,205	$140,697	$100,601	$55,410
(Loss) income from continuing operations, net of tax (b)(c)(d)	$(52,500)	$29,091	$(9,621)	$(41,989)
(Loss) income from discontinued operations, net of tax	$(417)	$(674)	$289	$72
Net (loss) income (b)(c)(d)	$(52,917)	$28,417	$(9,332)	$(41,917)

(Loss) earnings per common share: (e)
Basic and Diluted
Continuing operations	$(19.83)	$10.96	$(3.60)	$(15.71)
Discontinued operations	(0.16)	(0.25)	0.11	0.02
Total Basic (Loss) Earnings per share	$(19.99)	$10.71	$(3.49)	$(15.69)
Weighted average common shares outstanding - Basic:	2,647,536	2,655,006	2,673,240	2,673,403

Continuing operations	$(19.83)	$10.95	$(3.60)	$(15.71)
Discontinued operations	(0.16)	(0.25)	0.11	0.02
Total Diluted (Loss) Earnings per share	$(19.99)	$10.70	$(3.49)	$(15.69)
Weighted average common shares outstanding - Diluted:	2,647,536	2,655,799	2,673,240	2,673,403
(a)    For information related to quarterly seasonality and other variance components, see Part II - Item 7. Management's Discussion and Analysis - Results of Operations and Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Seasonality.
(b)    Includes $4,633, $4,274, $3,413, and $7,089 of restructuring and other charges for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024 and April 27, 2024, respectively.
(c)    Includes $0, $0, $5,798, and $1,368 of impairment loss (non-cash) for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024 and April 27, 2024, respectively.
(d)    Includes $8,254, $10,664, $10,620, and $10,827 of interest expense for the 13 weeks ended July 29, 2023, October 28, 2023, January 27, 2024 and April 27, 2024, respectively.
(e)    On June 10, 2024, we completed various transactions, including an equity rights offering. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, we completed a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 in which every 100 shares of the common stock issued and outstanding were converted into one share of our common stock.
The weighted average common shares and loss per common share reflect the bonus element resulting from the equity rights offering and the reverse stock split for all periods presented on the Consolidated Statements of Operations.
Note 20. Subsequent Events
As previously disclosed, the Company was unable to timely file certain periodic reports due to the completion of a review of certain accounting matters and, as a result, has restated its previously issued consolidated financial statements for certain prior periods, as described in Note 2, Basis of Presentations and Summary of Significant Accounting Policies. Subsequent to May 3, 2025, the Company entered into limited consent and waiver arrangements with its lenders related to the timing of required financial statement deliveries and was in compliance with the applicable terms of these arrangements as of the issuance date of these financial statements.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Note 21. Restatement of Quarterly Financial Information (Unaudited)
Prior to filing the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2025, management determined that there were errors made related to the recording of digital cost of sales, as well as its expense recognition for its store operating agreements, which was not recorded in accordance with ASC Topic 842, Leases. In addition, as a part of completing our year-end financial statement close and preparation of our consolidated financial statements and related disclosures for the fiscal year ended May 3, 2025, we determined we had additional errors related to Textbook rental inventory and a legal settlement, see Note 2, Summary of Significant Accounting Policies for further detail. The Company's Audit Committee of the Board of Directors concluded that it is appropriate to restate the unaudited quarterly condensed consolidated financial statements for the quarterly periods ended July 29, 2023, October 28, 2023, January 27, 2024, July 27, 2024, October 26, 2024, and January 25, 2025 (collectively, the "Restated Periods").
The following tables summarize the impact of the restatements on the Company’s unaudited quarterly condensed consolidated financial statements for the Restated Periods:
Summary of Restatements
Consolidated Statements of Operations

	July 27, 2024	October 26, 2024	January 25, 2025	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024
	Digital Cost Of Sales (a)
Total sales	$—	$—	$(3,500)	$—	$—	$—	$—
Product and other cost of sales	$(659)	$12,409	$(2,050)	$—	$—	$(2,513)	$8,252
Rental cost of sales	$—	$641	$143	$—	$—	$—	$—
Income tax expense (benefit)	$2,458	$(2,542)	$(12,655)	$—	$—	$—	$—

	Leases (b)
	July 27, 2024	October 26, 2024	January 25, 2025	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024
Product and other cost of sales	$2,619	$(3,475)	$993	$2,266	$(3,880)	$1,898	$3,574
Rental cost of sales	$250	$(409)	$43	$163	$(575)	$50	$689
Depreciation and amortization expense	$14	$12	$13	$—	$—	$—	$—
Income tax expense (benefit)	$(236)	$(63)	$(2,117)	$100	$218	$258	$99

	Other Adjustments (c)
	July 27, 2024	October 26, 2024	January 25, 2025	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024
Rental cost of sales	$—	$—	$—	$—	$—	$—	$1,939
Other (income) expense	$—	$—	$1,300	$—	$—	$—	$—

	Total Statement of Operations
	July 27, 2024	October 26, 2024	January 25, 2025	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024
Total sales	$—	$—	$(3,500)	$—	$—	$—	$—
Product and other cost of sales	$1,960	$8,934	$(1,057)	$2,266	$(3,880)	$(615)	$11,826
Rental cost of sales	$250	$232	$186	$163	$(575)	$50	$2,628
Depreciation and amortization expense	$14	$12	$13	$—	$—	$—	$—
Other (income) expense	$—	$—	$1,300	$—	$—	$—	$—
Income tax expense (benefit) (d)	$2,222	$(2,605)	$(14,772)	$100	$218	$258	$99

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Consolidated Balance Sheets

	As of	As of	As of	As of	As of	As of	As of
	July 27, 2024	October 26, 2024	January 25, 2025	July 29, 2023	October 28, 2023	January 27, 2024	April 27, 2024 (e)
	Digital Cost of Sales (a)
Accounts receivable	$(2,424)	$(16,079)	$(10,722)	$—	$—	$211	$(5,272)
Prepaid expenses and other current assets	$(1,811)	$(59)	$3,700	$—	$—	$—	$—
Deferred tax assets, net	$—	$—	$(1,055)	$—	$—	$—	$—
Accrued liabilities	$2,656	$2,245	$(4,691)	$—	$—	$(2,298)	$467
Long-term deferred taxes, net	$647	$(337)	$3,598	$—	$—	$—	$—
Accumulated deficit	$(7,538)	$(18,046)	$(6,984)	$—	$—	$2,509	$(5,739)

	Leases (b)
Prepaid expenses and other current assets	$(411)	$—	$3,067	$—	$—	$—	$—
Property and equipment, net	$224	$211	$197	$—	$—	$—	$—
Operating lease right-of-use assets	$(22,949)	$(3,537)	$15,096	$(30,428)	$(3,298)	$12,824	$14,814
Accrued liabilities	$15,785	$21,120	$21,312	$16,649	$19,940	$34,607	$20,714
Current operating lease liabilities	$(62,510)	$(47,471)	$(28,461)	$(65,341)	$(46,581)	$(43,342)	$(25,246)
Long-term deferred taxes, net	$28	$385	$1,326	$100	$318	$576	$675
Long-term operating lease liabilities	$5,971	$1,115	$1,590	$(4,404)	$(3,780)	$(3,620)	$(1,566)
Accumulated deficit	$17,590	$21,525	$22,593	$22,568	$26,805	$24,603	$20,237

	Other Adjustments(c)
Textbook rental inventories	$(4,677)	$(4,677)	$(4,677)	$(2,738)	$(2,738)	$(2,738)	$(4,677)
Accrued liabilities	$—	$—	$1,300		$—	$—	$—
Other long-term liabilities	$—	$(7,828)	$—	$—	$—	$—	$—
Comprehensive Income	$—	$7,828	$—	$—	$—	$—	$—
Accumulated deficit	$(4,677)	$(4,677)	$(5,977)	$(2,738)	$(2,738)	$(2,738)	$(4,677)

	Total Balance Sheet
Accounts receivable	$(2,424)	$(16,079)	$(10,722)	$—	$—	$211	$(5,272)
Textbook rental inventories	$(4,677)	$(4,677)	$(4,677)	$(2,738)	$(2,738)	$(2,738)	$(4,677)
Prepaid expenses and other current assets	$(2,222)	$(59)	$6,767	$—	$—	$—	$—
Property and equipment, net	$224	$211	$197	$—	$—	$—	$—
Operating lease right-of-use assets	$(22,949)	$(3,537)	$15,096	$(30,428)	$(3,298)	$12,824	$14,814
Deferred tax assets, net	$—	$—	$(1,055)	$—	$—	$—	$—
Accrued liabilities	$18,441	$23,365	$17,921	$16,649	$19,940	$32,309	$21,181
Current operating lease liabilities	$(62,510)	$(47,471)	$(28,461)	$(65,341)	$(46,581)	$(43,342)	$(25,246)
Long-term deferred taxes, net	$675	$48	$4,924	$100	$318	$576	$675
Long-term operating lease liabilities	$5,971	$1,115	$1,590	$(4,404)	$(3,780)	$(3,620)	$(1,566)
Other long-term liabilities	$—	$(7,828)	$—	$—	$—	$—	$—
Comprehensive Income	$—	$7,828	$—	$—	$—	$—	$—
Accumulated deficit	$5,375	$(1,198)	$9,632	$19,830	$24,067	$24,374	$9,821
(a) Reflects restatement adjustments to correct errors related to the recording of Cost of Digital Sales.
(b) Reflects restatement adjustments related to the Company's accounting for its store operating agreements in accordance with ASC 842, Leases.
(c) Reflects restatement adjustments primarily related to an accrued legal settlement of $1,300 reclassified from Q4 to Q3 2025, Textbook rental write offs of $1,939 in Q4 2024, and other immaterial error corrections primarily related to pension accounting in fiscal year 2025.
(d) Reflects restatement adjustments related to the Company’s income tax accounting in accordance with ASC 740, Income Taxes for the three fiscal quarters ended January 25, 2025. The restatement adjustments are primarily a result of the changes to forecasted and actual pre-tax book income/(loss) utilized in arriving at the estimated annual effective tax rate. The income tax effects of the error corrections are also included in the consolidated balance sheet accounts.
(e) Accumulated deficit reflects impact of the pre-2024 restatement adjustments $25,097 related to lease accounting and $(2,738) related to Textbook rental inventory corrections.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The following presents the restated unaudited quarterly condensed financial statements for the quarter and year to date Restated Periods.
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)

	13 Weeks Ended July 27, 2024			13 Weeks Ended July 29, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Sales:
Product sales and other	$250,926	$—	$250,926	$252,650	$—	$252,650
Rental income	12,505	—	12,505	11,511	—	11,511
Total sales	263,431	—	263,431	264,161	—	264,161
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	209,425	1,960	211,385	207,014	2,266	209,280
Rental cost of sales	6,800	250	7,050	6,513	163	6,676
Total cost of sales	216,225	2,210	218,435	213,527	2,429	215,956
Gross profit	47,206	(2,210)	44,996	50,634	(2,429)	48,205
Selling and administrative expenses	67,023	—	67,023	77,476	—	77,476
Depreciation and amortization expense	13,057	14	13,071	10,253	—	10,253
Loss on extinguishment of debt(a)	55,233	(55,233)	—	—	—	—
Other expense	3,618	—	3,618	4,633	—	4,633
Operating loss	(91,725)	53,009	(38,716)	(41,728)	(2,429)	(44,157)
Loss on extinguishment of debt	—	55,233	55,233	—	—	—
Interest expense, net	7,618	—	7,618	8,254	—	8,254
Loss from continuing operations before income taxes	(99,343)	(2,224)	(101,567)	(49,982)	(2,429)	(52,411)
Income tax expense (benefit)	136	2,222	2,358	(11)	100	89
Loss from continuing operations	(99,479)	(4,446)	(103,925)	(49,971)	(2,529)	(52,500)
Loss from discontinued operations	—	—	—	(417)	—	(417)
Net loss	$(99,479)	$(4,446)	$(103,925)	$(50,388)	$(2,529)	$(52,917)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(7.36)	$(0.33)	$(7.69)	$(18.87)	$(0.96)	$(19.83)
Discontinued operations	—	—	—	(0.16)	—	(0.16)
Total Basic and Diluted Net Loss per share	$(7.36)	$(0.33)	$(7.69)	$(19.03)	$(0.96)	$(19.99)
Weighted average shares of common stock outstanding - Basic and Diluted	13,510,667	—	13,510,667	2,647,536	—	2,647,536
(a) Reclassified the loss on debt extinguishment to non-operating income (loss).

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)

	13 Weeks Ended October 26, 2024			13 Weeks Ended October 28, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Sales:
Product sales and other	$559,674	$—	$559,674	$569,698	$—	$569,698
Rental income	42,448	—	42,448	40,681	—	40,681
Total sales	602,122	—	602,122	610,379	—	610,379
Cost of sales (exclusive of depreciation and amortization expense):		—
Product and other cost of sales	442,092	8,934	451,026	451,953	(3,880)	448,073
Rental cost of sales	22,387	232	22,619	22,184	(575)	21,609
Total cost of sales	464,479	9,166	473,645	474,137	(4,455)	469,682
Gross profit	137,643	(9,166)	128,477	136,242	4,455	140,697
Selling and administrative expenses	72,940	—	72,940	85,961	—	85,961
Depreciation and amortization expense	8,530	12	8,542	10,175	—	10,175
Other (income) expense	(150)	—	(150)	4,274	—	4,274
Operating income	56,323	(9,178)	47,145	35,832	4,455	40,287
Interest expense, net	5,463	—	5,463	10,664	—	10,664
Income from continuing operations before income taxes	50,860	(9,178)	41,682	25,168	4,455	29,623
Income tax expense (benefit)	1,125	(2,605)	(1,480)	314	218	532
Income from continuing operations	49,735	(6,573)	43,162	24,854	4,237	29,091
Loss from discontinued operations	—	—	—	(674)	—	(674)
Net income	$49,735	$(6,573)	$43,162	$24,180	$4,237	$28,417

Income per share of Common Stock
Basic and Diluted
Continuing operations	$1.87	$(0.24)	$1.63	$9.36	$1.60	$10.96
Discontinued operations	—	—	—	(0.25)	—	(0.25)
Total Basic Earnings per share	$1.87	$(0.24)	$1.63	$9.11	$1.60	$10.71
Weighted average common shares outstanding - Basic	26,527,174	—	26,527,174	2,655,006	—	2,655,006

Continuing operations	$1.87	$(0.24)	$1.63	$9.36	$1.59	$10.95
Discontinued operations	—	—	—	(0.25)	—	(0.25)
Total Diluted Earnings per share	$1.87	$(0.24)	$1.63	$9.11	$1.59	$10.70
Weighted average common shares outstanding - Diluted	26,541,804	—	26,541,804	2,655,799	—	2,655,799

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)

	13 Weeks Ended January 25, 2025			13 Weeks Ended January 27, 2024
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Sales:
Product sales and other	$423,163	$(3,500)	$419,663	$415,375	$—	$415,375
Rental income	43,162	—	43,162	41,298	—	41,298
Total sales	466,325	(3,500)	462,825	456,673	—	456,673
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	344,616	(1,057)	343,559	332,728	(615)	332,113
Rental cost of sales	25,330	186	25,516	23,909	50	23,959
Total cost of sales	369,946	(871)	369,075	356,637	(565)	356,072
Gross profit	96,379	(2,629)	93,750	100,036	565	100,601
Selling and administrative expenses	71,561	—	71,561	79,756	—	79,756
Depreciation and amortization expense	7,814	13	7,827	10,148	—	10,148
Impairment loss	1,713	—	1,713	5,798	—	5,798
Other (income) expense	(7,568)	1,300	(6,268)	3,413	—	3,413
Operating income	22,859	(3,942)	18,917	921	565	1,486
Interest expense, net	5,083	—	5,083	10,620	—	10,620
Income (loss) from continuing operations before income taxes	17,776	(3,942)	13,834	(9,699)	565	(9,134)
Income tax expense (benefit)	10,664	(14,772)	(4,108)	229	258	487
Income (loss) from continuing operations	7,112	10,830	17,942	(9,928)	307	(9,621)
Income from discontinued operations	—	—	—	289	—	289
Net income (loss)	$7,112	$10,830	$17,942	$(9,639)	$307	$(9,332)

Income (loss) per share of Common Stock
Basic and Diluted
Continuing operations	$0.23	$0.36	$0.59	$(3.71)	$0.11	$(3.60)
Discontinued operations	—	—	—	0.11	—	0.11
Total Basic Earnings per share	$0.23	$0.36	$0.59	$(3.60)	$0.11	$(3.49)
Weighted average common shares outstanding - Basic	30,507,723	—	30,507,723	2,673,240	—	2,673,240

Continuing operations	$0.23	$0.36	$0.59	$(3.71)	$0.11	$(3.60)
Discontinued operations	—	—	—	0.11	—	0.11
Total Diluted Earnings per share	$0.23	$0.36	$0.59	$(3.60)	$0.11	$(3.49)
Weighted average common shares outstanding - Diluted	30,642,958	—	30,642,958	2,673,240	—	2,673,240

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)

	26 Weeks Ended October 26, 2024			26 Weeks Ended October 28, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Sales:
Product sales and other	$810,600	$—	$810,600	$822,348	$—	$822,348
Rental income	54,953	—	54,953	52,192	—	52,192
Total sales	865,553	—	865,553	874,540	—	874,540
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	651,517	10,894	662,411	658,967	(1,614)	657,353
Rental cost of sales	29,187	482	29,669	28,697	(412)	28,285
Total cost of sales	680,704	11,376	692,080	687,664	(2,026)	685,638
Gross profit	184,849	(11,376)	173,473	186,876	2,026	188,902
Selling and administrative expenses	139,963	—	139,963	163,437	—	163,437
Depreciation and amortization expense	21,587	26	21,613	20,428	—	20,428
Loss on extinguishment of debt	55,233	(55,233)	—	—	—	—
Other expense	3,468	—	3,468	8,907	—	8,907
Operating income (loss)	(35,402)	43,831	8,429	(5,896)	2,026	(3,870)
Loss on extinguishment of debt(a)	—	55,233	55,233	—	—	—
Interest expense, net	13,081	—	13,081	18,918	—	18,918
Loss from continuing operations before income taxes	(48,483)	(11,402)	(59,885)	(24,814)	2,026	(22,788)
Income tax expense	1,261	(383)	878	303	318	621
Loss from continuing operations	(49,744)	(11,019)	(60,763)	(25,117)	1,708	(23,409)
Loss from discontinued operations	—	—	—	(1,091)	—	(1,091)
Net loss	$(49,744)	$(11,019)	$(60,763)	$(26,208)	$1,708	$(24,500)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(2.48)	$(0.56)	$(3.04)	$(9.47)	$0.64	$(8.83)
Discontinued operations	—	—	—	(0.41)	—	(0.41)
Total Basic and Diluted Net Loss per share	$(2.48)	$(0.56)	$(3.04)	$(9.88)	$0.64	$(9.24)
Weighted average shares of common stock outstanding - Basic and Diluted	20,018,920	—	20,018,920	2,651,271	—	2,651,271
(a) Reclassified the loss on debt extinguishment to non-operating income (loss).

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)

	39 Weeks Ended January 25, 2025			39 Weeks Ended January 27, 2024
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Sales:
Product sales and other	$1,233,763	$(3,500)	$1,230,263	$1,237,723	$—	$1,237,723
Rental income	98,115	—	98,115	93,490	—	93,490
Total sales	1,331,878	(3,500)	1,328,378	1,331,213	—	1,331,213
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	996,133	9,837	1,005,970	991,695	(2,229)	989,466
Rental cost of sales	54,517	668	55,185	52,606	(362)	52,244
Total cost of sales	1,050,650	10,505	1,061,155	1,044,301	(2,591)	1,041,710
Gross profit	281,228	(14,005)	267,223	286,912	2,591	289,503
Selling and administrative expenses	211,524	—	211,524	243,193	—	243,193
Depreciation and amortization expense	29,401	39	29,440	30,576	—	30,576
Impairment loss	1,713	—	1,713	5,798	—	5,798
Loss on extinguishment of debt	55,233	(55,233)	—	—	—	—
Other (income) expense	(4,100)	1,300	(2,800)	12,320	—	12,320
Operating (loss) income	(12,543)	39,889	27,346	(4,975)	2,591	(2,384)
Loss on extinguishment of debt(a)	—	55,233	55,233	—	—	—
Interest expense, net	18,164	—	18,164	29,538	—	29,538
Loss from continuing operations before income taxes	(30,707)	(15,344)	(46,051)	(34,513)	2,591	(31,922)
Income tax expense (benefit)	11,925	(15,155)	(3,230)	532	576	1,108
Loss from continuing operations	(42,632)	(189)	(42,821)	(35,045)	2,015	(33,030)
Loss from discontinued operations	—	—	—	(802)	—	(802)
Net loss	$(42,632)	$(189)	$(42,821)	$(35,847)	$2,015	$(33,832)

Loss per share of Common Stock
Basic and Diluted
Continuing operations	$(1.81)	$(0.01)	$(1.82)	$(13.18)	$0.76	$(12.42)
Discontinued operations	—	—	—	(0.30)	—	(0.30)
Total Basic and Diluted Net Loss per share	$(1.81)	$(0.01)	$(1.82)	$(13.48)	$0.76	$(12.72)
Weighted average shares of common stock outstanding - Basic and Diluted	23,515,188	—	23,515,188	2,658,594	—	2,658,594

(a) Reclassified the loss on debt extinguishment to non-operating income (loss)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 27, 2024			July 29, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$8,212	$—	$8,212	$7,657	$—	$7,657
Accounts receivable	154,405	(2,424)	151,981	140,858	—	140,858
Merchandise inventories, net	395,272	—	395,272	384,185	—	384,185
Textbook rental inventories	10,320	(4,677)	5,643	6,860	(2,738)	4,122
Prepaid expenses and other current assets	33,152	(2,222)	30,930	59,012	—	59,012
Total current assets	601,361	(9,323)	592,038	598,572	(2,738)	595,834
Property and equipment, net	48,264	224	48,488	64,438	—	64,438
Operating lease right-of-use assets	241,852	(22,949)	218,903	283,096	(30,428)	252,668
Intangible assets, net	87,828	—	87,828	107,413	—	107,413
Other noncurrent assets	25,930	—	25,930	17,298	—	17,298
Total assets	$1,005,235	$(32,048)	$973,187	$1,070,817	$(33,166)	$1,037,651
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$266,304	$—	$266,304	$275,380	$—	$275,380
Accrued liabilities	75,713	18,441	94,154	89,792	16,649	106,441
Current operating lease liabilities	147,839	(62,510)	85,329	150,917	(65,341)	85,576
Total current liabilities	489,856	(44,069)	445,787	516,089	(48,692)	467,397
Long-term deferred taxes, net	1,306	675	1,981	1,836	100	1,936
Long-term operating lease liabilities	132,200	5,971	138,171	171,154	(4,404)	166,750
Other long-term liabilities	15,553	—	15,553	23,016	—	23,016
Long-term borrowings	221,916	—	221,916	277,663	—	277,663
Total liabilities	860,831	(37,423)	823,408	989,758	(52,996)	936,762
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—	—	—	—	—
Common stock, $0.01 par value	263	—	263	6	—	6
Additional paid-in capital	922,743	—	922,743	747,271	—	747,271
Accumulated deficit	(756,046)	5,375	(750,671)	(643,744)	19,830	(623,914)
Treasury stock, at cost	(22,556)	—	(22,556)	(22,474)	—	(22,474)
Total stockholders' equity	144,404	5,375	149,779	81,059	19,830	100,889
Total liabilities and stockholders' equity	$1,005,235	$(32,048)	$973,187	$1,070,817	$(33,166)	$1,037,651

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 26, 2024			October 28, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$11,619	$—	$11,619	$15,008	$—	$15,008
Accounts receivable	275,847	(16,079)	259,768	221,805	—	221,805
Merchandise inventories, net	315,469	—	315,469	364,292	—	364,292
Textbook rental inventories	49,672	(4,677)	44,995	51,840	(2,738)	49,102
Prepaid expenses and other current assets	33,425	(59)	33,366	63,410	—	63,410
Total current assets	686,032	(20,815)	665,217	716,355	(2,738)	713,617
Property and equipment, net	44,926	211	45,137	61,403	—	61,403
Operating lease right-of-use assets	210,271	(3,537)	206,734	246,531	(3,298)	243,233
Intangible assets, net	85,137	—	85,137	104,026	—	104,026
Other noncurrent assets	25,684	—	25,684	16,664	—	16,664
Total assets	$1,052,050	$(24,141)	$1,027,909	$1,144,979	$(6,036)	$1,138,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$298,952	$—	$298,952	$385,895	$—	$385,895
Accrued liabilities	99,670	23,365	123,035	112,075	19,940	132,015
Current operating lease liabilities	124,939	(47,471)	77,468	126,426	(46,581)	79,845
Total current liabilities	523,561	(24,106)	499,455	624,396	(26,641)	597,755
Long-term deferred taxes, net	2,050	48	2,098	1,936	318	2,254
Long-term operating lease liabilities	129,748	1,115	130,863	160,185	(3,780)	156,405
Other long-term liabilities	14,334	(7,828)	6,506	18,625	—	18,625
Long-term borrowings	177,551	—	177,551	233,873	—	233,873
Total liabilities	847,244	(30,771)	816,473	1,039,015	(30,103)	1,008,912
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—	—	—	—	—
Common stock, $0.01 par value	274	—	274	6	—	6
Additional paid-in capital	933,399	—	933,399	748,070	—	748,070
Other Comprehensive Income	—	7,828	7,828	—	—	—
Accumulated deficit	(706,311)	(1,198)	(707,509)	(619,564)	24,067	(595,497)
Treasury stock, at cost	(22,556)	—	(22,556)	(22,548)	—	(22,548)
Total stockholders' equity	204,806	6,630	211,436	105,964	24,067	130,031
Total liabilities and stockholders' equity	$1,052,050	$(24,141)	$1,027,909	$1,144,979	$(6,036)	$1,138,943

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 25, 2025			January 27, 2024
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$9,185	$—	$9,185	$8,123	$—	$8,123
Accounts receivable	354,241	(10,722)	343,519	315,126	211	315,337
Merchandise inventories, net	326,825	—	326,825	341,544	—	341,544
Textbook rental inventories	41,033	(4,677)	36,356	44,521	(2,738)	41,783
Prepaid expenses and other current assets	26,729	6,767	33,496	54,337	—	54,337
Total current assets	758,013	(8,632)	749,381	763,651	(2,527)	761,124
Property and equipment, net	41,956	197	42,153	57,273	—	57,273
Operating lease right-of-use assets	180,710	15,096	195,806	220,238	12,824	233,062
Intangible assets, net	81,630	—	81,630	97,947	—	97,947
Deferred tax assets, net	1,055	(1,055)	—	—	—	—
Other noncurrent assets	24,217	—	24,217	12,488	—	12,488
Total assets	$1,087,581	$5,606	$1,093,187	$1,151,597	$10,297	$1,161,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303,577	$—	$303,577	$343,100	$—	$343,100
Accrued liabilities	130,069	17,921	147,990	156,874	32,309	189,183
Current operating lease liabilities	101,062	(28,461)	72,601	125,545	(43,342)	82,203
Short-term borrowings	—	—	—	224,067	—	224,067
Total current liabilities	534,708	(10,540)	524,168	849,586	(11,033)	838,553
Long-term deferred taxes, net	—	4,924	4,924	2,010	576	2,586
Long-term operating lease liabilities	121,835	1,590	123,425	155,226	(3,620)	151,606
Other long-term liabilities	6,521	—	6,521	17,451	—	17,451
Long-term borrowings	141,200	—	141,200	30,191	—	30,191
Total liabilities	804,264	(4,026)	800,238	1,054,464	(14,077)	1,040,387
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—	—	—	—	—
Common stock, $0.01 par value	341	—	341	6	—	6
Additional paid-in capital	1,004,731	—	1,004,731	748,882	—	748,882
Accumulated deficit	(699,199)	9,632	(689,567)	(629,203)	24,374	(604,829)
Treasury stock, at cost	(22,556)	—	(22,556)	(22,552)	—	(22,552)
Total stockholders' equity	283,317	9,632	292,949	97,133	24,374	121,507
Total liabilities and stockholders' equity	$1,087,581	$5,606	$1,093,187	$1,151,597	$10,297	$1,161,894

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In thousands)

	13 Weeks Ended July 27, 2024			13 Weeks Ended July 29, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(99,479)	$(4,446)	$(103,925)	$(50,388)	$(2,529)	$(52,917)
Less: Loss from discontinued operations, net of tax	—	—	—	(417)	—	(417)
Loss from continuing operations, net of tax	(99,479)	(4,446)	(103,925)	(49,971)	(2,529)	(52,500)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	13,057	14	13,071	10,253	—	10,253
Amortization of deferred financing costs	2,417	—	2,417	1,244	—	1,244
Loss on debt extinguishment	55,233	—	55,233	—	—	—
Deferred taxes	17	—	17	(3)	100	97
Stock-based compensation expense	(863)	—	(863)	957	—	957
Changes in operating lease right-of-use assets and liabilities	(3,691)	8,036	4,345	721	963	1,684
Changes in other long-term assets and liabilities and other, net	2,446	(1,290)	1,156	4,056	—	4,056
Changes in other operating assets and liabilities, net:
Receivables, net	(50,295)	(2,848)	(53,143)	(48,346)	—	(48,346)
Merchandise inventories	(51,235)	—	(51,235)	(61,206)	—	(61,206)
Textbook rental inventories	22,672	—	22,672	23,489	—	23,489
Prepaid expenses and other current assets	315	2,222	2,537	(12,168)	—	(12,168)
Accounts payable and accrued liabilities	(34,586)	(1,198)	(35,784)	11,116	1,466	12,582
Changes in other operating assets and liabilities, net	(113,129)	(1,824)	(114,953)	(87,115)	1,466	(85,649)
Net cash flows used in operating activities from continuing operations	(143,992)	490	(143,502)	(119,858)	—	(119,858)
Net cash flows used in operating activities from discontinued operations	—	—	$—	(3,266)	—	$(3,266)
Net cash flow used in operating activities	(143,992)	490	(143,502)	(123,124)	—	(123,124)
Cash flows from investing activities:
Purchases of property and equipment	(3,470)	(490)	(3,960)	(4,219)	—	(4,219)
Net change in other noncurrent assets	223	—	223	78	—	78
Net cash flows used in investing activities from continuing operations	(3,247)	(490)	(3,737)	(4,141)	—	(4,141)
Net cash flows provided by (used in) investing activities from discontinued operations	—	—	—	21,395	—	21,395
Net cash flow used in investing activities	(3,247)	(490)	(3,737)	17,254	—	17,254
Cash flows from financing activities:
Proceeds from borrowings	217,647	—	217,647	145,187	—	145,187
Repayments of borrowings	(160,696)	—	(160,696)	(49,606)	—	(49,606)
Proceeds from Private Equity Investment	50,000	—	50,000	—	—	—
Proceeds from Rights Offering	45,000	—	45,000	—	—	—
Payment of equity issuance costs	(9,524)	—	(9,524)	—	—	—
Payment of deferred financing costs	(3,669)	—	(3,669)	(2,307)	—	(2,307)
Purchase of treasury shares	(4)	—	(4)	(98)	—	(98)
Proceeds from principal stockholder expense reimbursement	1,190	—	1,190	—	—	—
Net cash flows provided by financing activities from continuing operations	139,944	—	139,944	93,176	—	93,176

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Net decrease in cash, cash equivalents and restricted cash	(7,295)	—	(7,295)	(12,694)	—	(12,694)
Cash, cash equivalents and restricted cash at beginning of period	28,570	—	28,570	31,988	—	31,988
Cash, cash equivalents and restricted cash at end of period	21,275	—	21,275	19,294	—	19,294
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$21,275	$—	$21,275	$19,294	$—	$19,294

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In thousands)

	26 Weeks Ended October 26, 2024			26 Weeks Ended October 28, 2023
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(49,744)	$(11,019)	$(60,763)	$(26,208)	$1,708	$(24,500)
Less: Loss from discontinued operations, net of tax	—	—	—	(1,091)	—	(1,091)
Loss from continuing operations, net of tax	(49,744)	(11,019)	(60,763)	(25,117)	1,708	(23,409)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	21,587	26	21,613	20,428	—	20,428
Amortization of deferred financing costs	3,333	—	3,333	4,406	—	4,406
Loss on debt extinguishment	55,233	—	55,233	—	—	—
Deferred taxes	762	(627)	135	97	318	415
Pension adjustments	—	7,828	7,828	—	—	—
Stock-based compensation expense	392	—	392	1,756	—	1,756
Interest expense (paid-in-kind)	—	—	—	863	—	863
Changes in operating lease right-of-use assets and liabilities	2,538	(1,193)	1,345	1,826	(6,783)	(4,957)
Changes in other long-term assets and liabilities and other, net	1,287	(7,828)	(6,541)	(2,311)	—	(2,311)
Changes in other operating assets and liabilities, net:					—
Receivables, net	(171,737)	10,806	(160,931)	(129,293)	—	(129,293)
Merchandise inventories	28,568	—	28,568	(41,313)	—	(41,313)
Textbook rental inventories	(16,680)	—	(16,680)	(21,491)	—	(21,491)
Prepaid expenses and other current assets	4,282	59	4,341	2,756	—	2,756
Accounts payable and accrued liabilities	23,597	2,438	26,035	140,233	4,757	144,990
Changes in other operating assets and liabilities, net	(131,970)	13,303	(118,667)	(49,108)	4,757	(44,351)
Net cash flows used in operating activities from continuing operations	(96,582)	490	(96,092)	(47,160)	—	(47,160)
Net cash flows used in operating activities from discontinued operations	—	—	—	(3,939)	—	$(3,939)
Net cash flow used in operating activities	(96,582)	490	(96,092)	(51,099)	—	(51,099)
Cash flows from investing activities:
Purchases of property and equipment	(6,528)	(490)	(7,018)	(8,196)	—	(8,196)
Net change in other noncurrent assets	792	—	792	78	—	78
Net cash flows used in investing activities from continuing operations	(5,736)	(490)	(6,226)	(8,118)	—	(8,118)
Net cash flows provided by investing activities from discontinued operations	—	—	—	21,395	—	21,395
Net cash flow (used in) provided by investing activities	(5,736)	(490)	(6,226)	13,277	—	13,277
Cash flows from financing activities:
Proceeds from borrowings	455,044	—	455,044	284,698	—	284,698
Repayments of borrowings	(442,461)	—	(442,461)	(233,970)	—	(233,970)
Proceeds from Private Equity Investment	50,000	—	50,000	—	—	—
Proceeds from Rights Offering	45,000	—	45,000	—	—	—
Shares sold under at-the-market offering, net of commissions	9,590	—	9,590		—
Payment of equity issuance costs	(9,702)	—	(9,702)	—	—	—
Payment of deferred financing costs	(5,569)	—	(5,569)	(9,381)	—	(9,381)
Purchase of treasury shares	(4)	—	(4)	(172)	—	(172)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Proceeds from principal stockholder expense reimbursement	1,190	—	1,190	—	—	—
Payment of finance lease principal	(398)	—	(398)		—
Net cash flows provided by financing activities from continuing operations	102,690	—	102,690	41,175	—	41,175
Net decrease in cash, cash equivalents and restricted cash	372	—	372	3,353	—	3,353
Cash, cash equivalents and restricted cash at beginning of period	28,570	—	28,570	31,988	—	31,988
Cash, cash equivalents and restricted cash at end of period	28,942	—	28,942	35,341	—	35,341
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$28,942	$—	$28,942	$35,341	$—	$35,341

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In thousands)

	39 Weeks Ended January 25, 2025			39 Weeks Ended January 27, 2024
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(42,632)	$(189)	$(42,821)	$(35,847)	$2,015	$(33,832)
Less: Loss from discontinued operations, net of tax	—	—	—	(802)	—	(802)
Loss from continuing operations, net of tax	(42,632)	(189)	(42,821)	(35,045)	2,015	(33,030)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities from continuing operations:
Depreciation and amortization expense	29,401	39	29,440	30,576	—	30,576
Amortization of deferred financing costs	4,248	—	4,248	8,380	—	8,380
Impairment loss (non cash)	1,713	—	1,713	5,798	—	5,798
Loss on debt extinguishment	55,233	—	55,233	—	—	—
Deferred taxes	(2,344)	5,304	2,960	171	576	747
Stock-based compensation expense	2,953	—	2,953	2,568	—	2,568
Interest expense (paid-in-kind)	—	—	—	1,750	—	1,750
Changes in operating lease right-of-use assets and liabilities	19	(341)	(322)	19,553	(19,506)	47
Changes in other long-term assets and liabilities and other, net	(6,006)	—	(6,006)	(2,961)	—	(2,961)
Changes in other operating assets and liabilities, net:					—
Receivables, net	(250,131)	5,450	(244,681)	(222,614)	(211)	(222,825)
Merchandise inventories	17,212	—	17,212	(18,565)	—	(18,565)
Textbook rental inventories	(8,041)	—	(8,041)	(14,172)	—	(14,172)
Prepaid expenses and other current assets	1,232	(6,767)	(5,535)	2,436	—	2,436
Accounts payable and accrued liabilities	58,616	(3,006)	55,610	138,904	17,126	156,030
Changes in other operating assets and liabilities, net	(181,112)	(4,323)	(185,435)	(114,011)	16,915	(97,096)
Net cash flows used in operating activities from continuing operations	(138,527)	490	(138,037)	(83,221)	—	(83,221)
Net cash flows used in operating activities from discontinued operations	—	—	—	(3,650)	—	$(3,650)
Net cash flow used in operating activities	(138,527)	490	(138,037)	(86,871)	—	(86,871)
Cash flows from investing activities:
Purchases of property and equipment	(9,300)	(490)	(9,790)	(11,459)	—	(11,459)
Net change in other noncurrent assets	792	—	792	78	—	78
Net cash flows used in investing activities from continuing operations	(8,508)	(490)	(8,998)	(11,381)	—	(11,381)
Net cash flows provided by investing activities from discontinued operations	—	—	—	21,395	—	21,395
Net cash flow (used in) provided by investing activities	(8,508)	(490)	(8,998)	10,014	—	10,014
Cash flows from financing activities:
Proceeds from borrowings	667,355	—	667,355	454,459	—	454,459
Repayments of borrowings	(691,121)	—	(691,121)	(384,545)	—	(384,545)
Proceeds from Private Equity Investment	50,000	—	50,000	—	—	—
Proceeds from Rights Offering	45,000	—	45,000	—	—	—
Shares sold under at-the-market offering, net of commissions	78,450	—	78,450	—	—	—
Payment of equity issuance costs	(9,724)	—	(9,724)	—	—	—
Payment of deferred financing costs	(5,569)	—	(5,569)	(9,845)	—	(9,845)
Purchase of treasury shares	(4)	—	(4)	(176)	—	(176)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Proceeds from principal stockholder expense reimbursement	1,190	—	1,190	—	—	—
Payment of finance lease principal	(385)	—	(385)	—	—	—
Net cash flows provided by financing activities from continuing operations	135,192	—	135,192	59,893	—	59,893
Net decrease in cash, cash equivalents and restricted cash	(11,843)	—	(11,843)	(16,964)	—	(16,964)
Cash, cash equivalents and restricted cash at beginning of period	28,570	—	28,570	31,988	—	31,988
Cash, cash equivalents and restricted cash at end of period	16,727	—	16,727	15,024	—	15,024
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$16,727	$—	$16,727	$15,024	$—	$15,024

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 13 Weeks Ended July 29, 2023:

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551,402	$551	$745,932	$(593,356)	25,359	$(22,376)	$130,751
Stock-based compensation expense			794				794
Vested equity awards	2,000	2	(2)				—
Shares repurchased for tax withholdings for vested stock awards					779	(98)	(98)
Net loss				(50,388)			(50,388)
Balance July 29, 2023	553,402	$553	$746,724	$(643,744)	26,138	$(22,474)	$81,059

As Restated for the 13 Weeks Ended July 29, 2023:

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551,402	$6	$746,477	$(570,997)	25,359	$(22,376)	$153,110
Stock-based compensation expense			794				794
Vested equity awards	2,000	—	—				—
Shares repurchased for tax withholdings for vested stock awards					779	(98)	(98)
Net loss				(52,917)			(52,917)
Balance July 29, 2023	553,402	$6	$747,271	$(623,914)	26,138	$(22,474)	$100,889

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 13 Weeks Ended July 27, 2024:

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558,402	558	749,140	(656,567)	26,838	(22,552)	70,579
Stock-based compensation expense			(863)				(863)
Vested equity awards	2,923						—
Shares repurchased for tax withholdings for vested stock awards					429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900				50,000
Rights Offering	9,000,000	90	44,910				45,000
Equity issuance costs			(9,524)				(9,524)
Term Loan debt conversion	6,673,978	67	86,688				86,755
Principal Stockholder expense reimbursement			1,940				1,940
Adjustment to Additional Paid-In Capital, reverse stock split		(553)	553				—
Net loss				(99,479)			(99,479)
Balance July 27, 2024	26,235,303	262	922,744	(756,046)	27,267	(22,556)	144,404

As Restated for the 13 Weeks Ended July 27, 2024:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$80,400
Stock-based compensation expense			(863)				(863)
Vested equity awards	2,923						—
Shares repurchased for tax withholdings for vested stock awards	—				429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900				50,000
Rights Offering	9,000,000	90	44,910				45,000
Equity issuance costs			(9,524)				(9,524)
Term Loan debt conversion	6,673,978	67	86,688				86,755
Principal Stockholder expense reimbursement			1,940				1,940
Adjustment to Additional Paid-In Capital, reverse stock split							—
Net loss				(103,925)			(103,925)
Balance July 27, 2024	26,235,303	$263	$922,743	$(750,671)	27,267	$(22,556)	$149,779

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 13 Weeks Ended October 28, 2023:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance July 29, 2023	553,402	$553	$746,724	$(643,744)	26,138	$(22,474)	$81,059
Stock-based compensation expense			799				799
Vested equity awards	5,000	5	(5)				—
Shares repurchased for tax withholdings for vested stock awards					700	(74)	(74)
Net income				24,180			24,180
Balance October 28, 2023	558,402	$558	$747,518	$(619,564)	26,838	$(22,548)	$105,964

As Restated for the 13 Weeks Ended October 28, 2023:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance July 29, 2023	553,402	$6	$747,271	$(623,914)	26,138	$(22,474)	$100,889
Stock-based compensation expense			799				799
Vested equity awards	5,000	—	—				—
Shares repurchased for tax withholdings for vested stock awards					700	(74)	(74)
Net income				28,417			28,417
Balance October 28, 2023	558,402	$6	$748,070	$(595,497)	26,838	$(22,548)	$130,031

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 13 Weeks Ended October 26, 2024:
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance July 27, 2024	26,235,303	$262	$922,744	$(756,046)	27,267	$(22,556)	$—	$144,404
Stock-based compensation expense			1,255					1,255
Vested equity awards	31,275							—
Equity issuance costs			(178)					(178)
Proceeds from sales of Common Stock under ATM facility, net of commissions	1,046,460	11	9,579					9,590
Net income				49,735				49,735
Balance October 26, 2024	27,313,038	$273	$933,400	$(706,311)	27,267	$(22,556)	$—	$204,806

As Restated for the 13 Weeks Ended October 26, 2024:
As Restated:			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance July 27, 2024	26,235,303	$263	$922,743	$(750,671)	27,267	$(22,556)	$—	$149,779
Stock-based compensation expense			1,255					$1,255
Vested equity awards	31,275							$—
Equity issuance costs			(178)					$(178)
Pension adjustments							7,828	$7,828
Proceeds from sales of Common Stock under ATM facility, net of commissions	1,046,460	11	9,579					$9,590
Net income				43,162				$43,162
Balance October 26, 2024	27,313,038	$274	$933,399	$(707,509)	27,267	$(22,556)	$7,828	$211,436

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 13 Weeks Ended January 27, 2024:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance October 28, 2023	558,402	$558	$747,518	$(619,564)	26,838	$(22,548)	$105,964
Stock-based compensation expense			812				812
Vested equity awards							—
Shares repurchased for tax withholdings for vested stock awards						(4)	(4)
Net loss				(9,639)			(9,639)
Balance January 27, 2024	558,402	$558	$748,330	$(629,203)	26,838	$(22,552)	$97,133

As Restated for the 13 Weeks Ended January 27, 2024:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance October 28, 2023	558,402	$6	$748,070	$(595,497)	26,838	$(22,548)	$130,031
Stock-based compensation expense			812				812
Vested equity awards							—
Shares repurchased for tax withholdings for vested stock awards						(4)	(4)
Net loss				(9,332)			(9,332)
Balance January 27, 2024	558,402	$6	$748,882	$(604,829)	26,838	$(22,552)	$121,507

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 13 Weeks Ended January 25, 2025:
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance October 26, 2024	27,313,038	$273	$933,400	$(706,311)	27,267	$(22,556)	$—	$204,806
Stock-based compensation expense			2,561					2,561
Vested equity awards								—
Equity issuance costs			(22)					(22)
Proceeds from sales of Common Stock under ATM facility, net of commissions	6,768,076	68	68,792					68,860
Net income				7,112				7,112
Balance January 25, 2025	34,081,114	$341	$1,004,731	$(699,199)	27,267	$(22,556)	$—	$283,317

As Restated for the 13 Weeks Ended January 25, 2025:
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance October 26, 2024	27,313,038	$274	$933,399	$(707,509)	27,267	$(22,556)	$7,828	$211,436
Stock-based compensation expense			2,561					2,561
Vested equity awards								—
Equity issuance costs			(22)					(22)
Pension adjustments							(7,828)	(7,828)
Proceeds from sales of Common Stock under ATM facility, net of commissions	6,768,076	67	68,793					68,860
Net income				17,942				17,942
Balance January 25, 2025	34,081,114	$341	$1,004,731	$(689,567)	27,267	$(22,556)	$—	$292,949

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 26 Weeks Ended October 28, 2023:

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551,402	$551	$745,932	$(593,356)	25,359	$(22,376)	$130,751
Stock-based compensation expense			1,593				1,593
Vested equity awards	7,000	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					1,479	(172)	(172)
Net loss				(26,208)			(26,208)
Balance October 28, 2023	558,402	$558	$747,518	$(619,564)	26,838	$(22,548)	$105,964

As Restated for the 26 Weeks Ended October 28, 2023:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551,402	$6	$746,477	$(570,997)	25,359	$(22,376)	$153,110
Stock-based compensation expense			1,593				1,593
Vested equity awards	7,000	—	—				—
Shares repurchased for tax withholdings for vested stock awards					1,479	(172)	(172)
Net loss				(24,500)			(24,500)
Balance October 28, 2023	558,402	$6	$748,070	$(595,497)	26,838	$(22,548)	$130,031

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 26 Weeks Ended October 26, 2024:

As Previously Reported:							Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares		Capital	Deficit	Shares	Amount	Income	Equity
Balance at April 27, 2024	558,402	$558	$749,140	$(656,567)	26,838	$(22,552)	$—	$70,579
Stock-based compensation expense			392					392
Vested equity awards	34,198							—
Shares repurchased for tax withholdings for vested stock awards					429	(4)		(4)
Private Equity Investment	10,000,000	100	49,900					50,000
Rights Offering	9,000,000	90	44,910					45,000
Equity issuance costs			(9,702)					(9,702)
Proceeds from sales of Common Stock under ATM facility, net of commissions	1,046,460	11	9,579					9,590
Term Loan debt conversion	6,673,978	67	86,688					86,755
Principal stockholder expense reimbursement			1,940					1,940
Adjustment to Additional Paid-In Capital, reverse stock split		(553)	553					—
Net loss				(49,744)				(49,744)
Balance October 26, 2024	27,313,038	$273	$933,400	$(706,311)	27,267	$(22,556)	$—	$204,806

As Restated for the 26 Weeks Ended October 26, 2024:
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares		Capital	Deficit	Shares	Amount	Income	Equity
Balance at April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$—	$80,400
Stock-based compensation expense			392					392
Vested equity awards	34,198							—
Shares repurchased for tax withholdings for vested stock awards					429	(4)		(4)
Private Equity Investment	10,000,000	100	49,900					50,000
Rights Offering	9,000,000	90	44,910					45,000
Equity issuance costs			(9,702)					(9,702)
Pension adjustments							7,828	7,828
Proceeds from sales of Common Stock under ATM facility, net of commissions	1,046,460	11	9,579					9,590
Term Loan debt conversion	6,673,978	67	86,688					86,755
Principal stockholder expense reimbursement			1,940					1,940
Adjustment to Additional Paid-In Capital, reverse stock split								—
Net loss				(60,763)				(60,763)
Balance October 26, 2024	27,313,038	$274	$933,399	$(707,509)	27,267	$(22,556)	$7,828	$211,436

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 39 Weeks Ended January 27, 2024:

As Previously Reported:			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551,402	$551	$745,932	$(593,356)	25,359	$(22,376)	$130,751
Stock-based compensation expense			2,405				2,405
Vested equity awards	7,000	7	(7)				—
Shares repurchased for tax withholdings for vested stock awards					1479	(176)	(176)
Net loss				(35,847)			(35,847)
Balance January 27, 2024	558,402	$558	$748,330	$(629,203)	26,838	$(22,552)	$97,133

As Restated for the 39 Weeks Ended January 27, 2024:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 29, 2023	551,402	$6	$746,477	$(570,997)	25,359	$(22,376)	$153,110
Stock-based compensation expense			2,405				2,405
Vested equity awards	7,000	—	—				—
Shares repurchased for tax withholdings for vested stock awards					1479	(176)	(176)
Net loss				(33,832)			(33,832)
Balance January 27, 2024	558,402	6	748,882	(604,829)	26,838	(22,552)	121,507

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)

As Previously Reported for the 39 Weeks Ended January 25, 2025:

As Previously Reported:			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558,402	$558	$749,140	$(656,567)	26,838	$(22,552)	$70,579
Stock-based compensation expense			2,953				2,953
Vested equity awards	34,198						—
Shares repurchased for tax withholdings for vested stock awards					429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900				50,000
Rights Offering	9,000,000	90	44,910				45,000
Equity issuance costs			(9,724)				(9,724)
Term Loan debt conversion	6,673,978	67	86,688				86,755
Principal stockholder expense reimbursement			1,940				1,940
Proceeds from sales of Common Stock under ATM facility, net of commissions	7,814,536	79	78,371				78,450
Other		(553)	553				—
Net loss				(42,632)			(42,632)
Balance January 25, 2025	34,081,114	$341	$1,004,731	$(699,199)	27,267	$(22,556)	$283,317

As Restated for the 39 Weeks Ended January 25, 2025:
			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$80,400
Stock-based compensation expense			2,953				2,953
Vested equity awards	34,198						—
Shares repurchased for tax withholdings for vested stock awards	0				429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900				50,000
Rights Offering	9,000,000	90	44,910				45,000
Equity issuance costs			(9,724)				(9,724)
Term Loan debt conversion	6,673,978	67	86,688				86,755
Principal stockholder expense reimbursement			1,940				1,940
Proceeds from sales of Common Stock under ATM facility, net of commissions	7,814,536	78	78,372				78,450
Other							—
Net loss				(42,821)			(42,821)
Balance January 25, 2025	34,081,114	$341	$1,004,731	$(689,567)	27,267	$(22,556)	$292,949

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Index to Form 10-K Index to FS
Schedule II—Valuation and Qualifying Accounts

Receivables Valuation and Qualifying Accounts
(In thousands)

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
May 3, 2025	$867	$1,775	$(494)	$2,148
April 27, 2024	$1,156	$1,595	$(1,884)	$867

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
May 3, 2025	$2,181	$165,055	$(165,406)	$1,830
April 27, 2024	$2,426	$142,660	$(142,905)	$2,181
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
Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, and considering the items noted below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as of May 3, 2025, as described below.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting were not effective as of May 3, 2025. In connection with the preparation of our consolidated financial statements for the fiscal year ended May 3, 2025, we identified material weaknesses in internal control over financial reporting, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our independent registered public accounting firm, BDO USA, P.C., has audited the effectiveness of our internal control over financial reporting as of May 3, 2025, as stated in the firm’s attestation report, which is included within “Report of Independent Registered Public Accounting Firm” under Part II - Item 8. Financial Statements and Supplementary Data.
Material Weakness in Internal Control Over Financial Reporting in Fiscal 2025
The Company identified the material weaknesses described below under the 2013 COSO framework with respect to fiscal 2025. While the Company did not maintain adequate controls in certain areas, the Audit Committee’s investigation also revealed that a former employee knowingly circumvented controls that were in place in connection with the investigation matter described above in the “Explanatory Note” of this Form 10-K.

Index to Form 10-K Index to FS
Control Environment
As a result of significant turnover in key leadership roles in our accounting and finance organization during fiscal 2025, the Company did not establish reporting lines authorities and responsibilities effectively with respect to certain areas of the business, and lacked resources to develop and operate certain internal controls over financial reporting.
Risk Assessment
The Company did not maintain an effective risk assessment to identify and analyze risks related to the achievement of certain of its financial reporting objectives, including the consideration of potential fraud and the impact of business changes on the system of internal controls. Specifically, in part because of the turnover described above, the Company was unable to consistently perform or document risk assessments, inadequately assessed the need to supplement internal audit and finance functions and did not regularly assess the need to update our existing controls or provide continual training for control owners.
Information and Communication
As a result of the turnover described above, the Company did not maintain effective information and communication activities because it did not timely communicate (i) expectations regarding certain roles, or (ii) roles and responsibilities for designated backup of personnel during employee absences or departures, and also did not consistently evidence reviews over the completeness and accuracy of information produced by the Company used in its controls.
Monitoring Activities
As a result of the turnover described above, the Company did not maintain effective monitoring activities because it did not sufficiently perform an evaluation over the effectiveness of the operation of certain of our key controls, which included certain account reconciliation controls.
Control Activities
The Company did not effectively operate, and in some cases, design, control activities with respect to certain aspects of its business as follows:
•The Company did not design and effectively operate controls over the review and approval of manual journal entries including, at times, maintaining appropriate segregation of duties and processes to review underlying journal entry support.
•The Company did not effectively operate general information technology controls relating to user access for certain systems supporting financial reporting at one of its subsidiaries. The user access controls were not adequately designed or effectively operating to ensure proper segregation of duties and appropriate system access levels were granted.
•The Company did not effectively operate controls over the completeness and accuracy of information produced by the Company used in the execution of key controls.
•The Company did not effectively operate controls over the accounting for nonroutine transactions in order to apply the relevant accounting standard under U.S. GAAP to the transaction.
•The Company did not effectively design and operate controls over the monthly account reconciliation process in certain areas, which includes ensuring these account reconciliations have an independent preparer and qualified reviewer. In addition, the Company failed to ensure that certain account reconciliations include adequate support and documentation for reconciling items, evidence of reviews are maintained, and timely resolution of reconciling items.
•The Company did not effectively operate controls over the accounting for leases to ensure compliance with the relevant accounting standard under U.S. GAAP.
Material Weakness in Internal Control Over Financial Reporting in Fiscal 2024
Since the Company was a “Non-Accelerated Filer” under applicable SEC regulations during fiscal 2024, our prior independent registered public accounting firm, Ernst & Young LLP, was not required to audit the effectiveness of our internal control over financial reporting as of the fiscal year ended April 27, 2024, and we were only required to provide management's report pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002. As a result of the Restatement, management reassessed the Company’s internal controls over financial reporting for fiscal 2024, and concluded that the following material weaknesses existed as of April 27, 2024:
•the Control Activities material weaknesses described above with respect to the following deficiencies:
◦The Company did not design and effectively operate controls over the review and approval of manual journal entries including, maintaining appropriate segregation of duties and processes to review underlying journal entry support.

Index to Form 10-K Index to FS

◦The Company did not design and effectively operate controls over the monthly account reconciliation process for digital cost of sales accounts and certain other account reconciliations, which includes ensuring these account reconciliations have an independent preparer and qualified reviewer, adequate support, documentation, and timely resolution of reconciling items.
◦The Company did not effectively operate controls over the accounting for leases to ensure compliance with the relevant accounting standard under U.S. GAAP.
As described above, as a result of significant turnover in key leadership roles in our accounting and finance organization during fiscal 2025, the identification of certain material weaknesses during fiscal 2025 did not exist during fiscal 2024.
The material weaknesses identified in fiscal 2025 and fiscal 2024 contributed to the errors that resulted in the Restatement. As a result, we performed additional procedures to ensure that our consolidated financial statements included in this annual report on Form 10-K were prepared in accordance with GAAP. Following such additional procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in this annual report on form 10-K, in conformity with GAAP.
Remediation Efforts
We acknowledge our internal control deficiencies and are fully committed to remediating the material weaknesses identified above. We will seek to foster continuous improvement in internal controls, and enhancing our overall internal control environment. We also plan to continue to monitor and evaluate the effectiveness of these controls to ensure timely and accurate financial reporting.
The Company is actively engaged in remediating the identified material weaknesses and improving the overall effectiveness of its internal control environment. Actions taken to date include:
•Manual Journal Entry Process: The Company has implemented several procedural changes to enhance the manual journal entry process including ensuring that all manual journal entries submitted for posting have a clear preparer and an independent approver, ensuring that manual journal entries are routed to a qualified approver at the next level of organizational responsibility, ensuring that adequate support is maintained with the manual journal entry, and ensuring that material manual journal entries are routed to the Chief Accounting Officer for review and approval. The Company plans to explore the use of its general ledger software to ensure appropriate segregation of duties in the manual journal entry process.
•Information Technology General Control – User Access: The Company has enhanced and re-enforced the purpose of its periodic user access review controls that ensure role and responsibility-based access provisioning.
•Information Produced by the Entity (IPE) and Key Reports: The Company has identified and prepared a list of key reports and is completing its assessment of procedures required to ensure the accuracy and completeness of the reports. The Company intends to formalize and document the control language for IPE and key reports, add to its risk control matrix, and begin to operationalize.
•Technical Accounting – Review of Nonroutine Transactions: The Company has strengthened its review and documentation procedures for nonroutine transactions, including the use of a technical accounting tracker, establishing recurring technical accounting review meetings, enhancing formal documentation of accounting positions, and consulting with external advisors as appropriate.
•Account Reconciliations: The Company has re-enforced the importance of the account reconciliation process to reviewers and preparers and the need to ensure all account reconciliations have the following success criteria: adequate and proper support, evidence of review, documented actions and description for reconciling items, and formal written sign off by the preparer and reviewer. The Company plans to explore the use of an account reconciliation software tool to further enhance the process.
•Other Ongoing Remediation Efforts: The Company has established a working group to collect information and begin to (i) more clearly define and document roles and responsibilities related to financial oversight and ensure appropriate segregation of duties, (ii) establish a centralized platform for accounting policies and standard operating procedures, and (iii) conduct employee training on accounting controls and ethics.
Management is committed to fully remediating the identified material weaknesses as quickly as practicable, and management plans to continue to monitor and evaluate the effectiveness of these remediation efforts through ongoing testing and review.

Index to Form 10-K Index to FS
(c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the recent fiscal year ended May 3, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
BDO USA, P.C. and the internal auditors have full and free independent access to the Audit Committee. The role of BDO USA, P.C., an independent registered public accounting firm, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of BDO USA, P.C. appears on page 63 of this report on Form 10-K for the year ended May 3, 2025.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Principal Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2025 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Concerning the Board of Directors
Background information with respect to the Board of Directors’ as of October15, 2025 appears below. See “Security Ownership of Certain Beneficial Owners and Management” for information regarding such persons’ holdings of equity securities of the Company.

Name	Age	Director Since	Position

Emily S. Hoffman*	47	2024	Current Director, Chair of the Corporate Governance and Nominating Committee, Member of the Compensation Committee, and Director Nominee
Sean Vijay Madnani*	47	2024	Current Director, Chair of the Audit Committee, Member of the Compensation Committee and the Corporate Governance and Nominating Committee, and Director Nominee
William C. Martin	48	2024	Chairman of the Board, Member of the Strategy and Operational Review Committee, and Director Nominee
Elias N. Nader*	61	2024	Current Director, Chair of the Compensation Committee, Member of the Corporate Governance and Nominating Committee, and Director Nominee
Eric B. Singer	51	2024	Current Director, Chair of the Strategy and Operational Review Committee, and Director Nominee
Kathryn (“Kate”) Eberle Walker*	48	2022	Current Director, Member of the Audit Committee, and Director Nominee
Denise Warren*	61	2022	Current Director, Member of the Audit Committee, and Director Nominee
* Independent for purposes of the NYSE listing standards.

Emily S. Hoffman was appointed as a director in June 2024. Ms. Hoffman has served as a member of the board of directors of Immersion Corporation since 2023. Ms. Hoffman currently serves as Chief Marketing Officer for eCornell, Cornell University’s professional education unit, a role she has held since September 2025. Previously, Ms. Hoffman served as Chief Marketing Officer of SmartPak Equine LLC, an e-commerce retailer and indirect, wholly-owned, subsidiary of Covetrus, Inc., from January 2024 to March 2025. Prior to this, she held U.S. and Global marketing roles at Nestle Health Science from 2017 through 2024. Prior to 2017, Ms. Hoffman held various positions at several multinational companies, including BlackRock, Johnson & Johnson and General Mills. Ms. Hoffman has a track record of driving financial, operational and strategic results across complex B2C and B2B portfolios in highly regulated industries in the U.S. and internationally. Ms. Hoffman has a B.S. in Engineering from Cornell University and an MBA from Harvard Business School.
Qualifications, Experience, Attributes and Skills: Ms. Hoffman brings to the Board years of experience delivering financial (P&L), operational, and strategic results across a diverse set of industries including Healthcare, Health & Wellness, Vitamins & Supplements, Food, Consumer, OTC, eCommerce and Financial Services. Ms. Hoffman brings significant management experience leading and expanding businesses both in the U.S. and internationally.
Sean Vijay Madnani was appointed as a director in June 2024. Mr. Madnani has served as Founder and Chief Executive Officer of Twist Capital LLC (“Twist Capital”), an investment company, since September 2019. Previously and in connection with his service at Twist Capital, Mr. Madnani served as Chief Executive Officer and Chairman of the board of directors of Twist Investment Corp. (intended to be listed as NYSE: TWIC.U), an unlisted blank check special purpose acquisition

Index to Form 10-K Index to FS
company, from February 2021 until its dissolution in December 2022. Prior to founding Twist Capital, Mr. Madnani served as a Senior Advisor at Guggenheim Securities LLC, a registered broker-dealer and subsidiary of Guggenheim Partners LLC, from September 2019 to March 2020, and a Senior Managing Director, from June 2015 to August 2019. Prior to that, Mr. Madnani served in a number of senior roles at Blackstone Inc. (NYSE: BX), an alternative investment management company, from July 2005 to June 2015, including most recently as Senior Managing Director, Partner, and Head of Technology M&A for the Western United States and Asia-Pacific. Earlier in his career, Mr. Madnani served as an investment banker at Lazard Inc. (NYSE: LAZ), a global financial advisory and asset management firm, from July 2000 to May 2005. Mr. Madnani started his career as a software developer within the cooperative education program at International Business Machines Corporation (NYSE: IBM). Mr. Madnani holds a Bachelor of Arts in Economics, with a minor in Business Administration from the University of California at Berkeley.
Mr. Madnani has been a member of the board of trustees for the non-profit organization Hollywood Schoolhouse Inc. since October 2021.
Mr. Madnani previously served as an observer on the boards of directors of Blackboxstocks, Inc. (Nasdaq: BLBX), a SaaS financial analytics company, from May 2022 to June 2022 and On the Fly Inc. (d/b/a Wingtip), an e-commerce retailer for men’s clothing and apparel, from November 2014 to June 2022. In addition, Mr. Madnani previously served on the boards of directors for the Los Angeles Opera Company from April 2018 through March 2021, and The Wang Center for the Performing Arts Inc. from September 2012 through May 2016. Moreover, Mr. Madnani served as a member of the campaign steering committee for Rady Children’s Hospital-San Diego from October 2019 until December 2024.
Qualifications, Experience, Attributes and Skills: Mr. Madnani’s extensive experience serving as a senior executive in the financial industry, with a focus on the technology sector, coupled with his significant investment and financial accounting expertise, including extensive merger and acquisition experience, makes him well-qualified to serve on the Board.
William C. Martin was appointed as Chairman of the Board in June 2024. Mr. Martin joined Immersion Corporation’s board of directors in August 2019 and has served as its Chief Strategy Officer since December 2021. Mr. Martin has extensive experience as a board member, investor, and entrepreneur. He previously ran a private investment fund for Raging Capital Management from 2006 to 2020 that is currently being wound down. As an entrepreneur, he co-founded a number of financial information companies, including Raging Bull in 1997 and InsiderScore in 2004. Mr. Martin has served on numerous public company boards, including nine years on the board of Bankrate, Inc., a consumer finance company, which was acquired in 2009; the board of Salary.com, Inc., a compensation data and software company, which was acquired in 2010; and the board of Vitesse Semiconductor Corp., a semiconductor company, which was acquired in 2015. Mr. Martin also manages his personal family office, Raging Capital Ventures.
Qualifications, Experience, Attributes and Skills: Mr. Martin’s extensive experience and successful track record as an investor, entrepreneur and public company director enables him to provide the Board and management with valuable perspectives on our operations, capital allocation strategies and other corporate strategies to maximize stockholder value. Mr. Martin also has a long track record of investing in publicly traded companies and actively engaging in certain investments. As a result, Mr. Martin brings the perspective of a stockholder to the Board that is critical in creating and implementing strategies that increase stockholder value.
Elias N. Nader was appointed as a director in June 2024. Mr. Nader has served as a member of the board of directors of Immersion Corporation since 2022. Mr. Nader has served as the Chief Financial Officer and Senior Vice President of Finance of QuickLogic Corporation (Nasdaq: QUIK), a publicly traded fabless semiconductor company, since February 1, 2023. Prior to that, Mr. Nader served as Chief Financial Officer and Senior Vice President of Pixelworks, Inc. (Nasdaq: PXLW), a publicly traded video processing semiconductor company, from September 2019 to January 2023. Prior to that, Mr. Nader served as the Interim President and Chief Executive Officer of Sigma Designs, Inc., a publicly traded semiconductor company that designed solutions for home connectivity, IPTV, HDTV and media processors, from January 2018 to September 2019, and as Sigma’s Chief Financial Officer from April 2014 to January 2023. Mr. Nader has Bachelor of Science Degree in Accounting, Bachelor of Arts Degree in Economics and an MBA in International Business from San Jose State University.
Qualifications, Experience, Attributes and Skills: Mr. Nader brings to the Board extensive financial and management experience with publicly traded companies, which enables him to contribute significantly to the Board in the area of finance and accounting.
Eric B. Singer was appointed as a director in June 2024. Mr. Singer has served as a member of the board of directors of Immersion Corporation since March 2020, as Immersion Corporation’s Executive Chairman from August 2020 to January 2023, and as Immersion Corporation’s Chairman of the board of directors since January 2023. Since December 2023, Mr. Singer has served as a director of Universal Electronics, a global leader in wireless universal control solutions for home entertainment and smart home devices. Since July 2019, Mr. Singer has served as a director of A10 Networks, Inc. (NYSE: ATEN), an application controller and firewall cloud security company, and has served as its lead independent director since September 2021. Mr. Singer was a founder and Managing Member of VIEX Capital Advisors, a securities investment firm. In

Index to Form 10-K Index to FS
addition to a long track record as a successful investor in technology companies, Mr. Singer has substantial experience serving on public boards and assisting them in creating and expanding stockholder value. Mr. Singer previously served on the boards of directors of Quantum Corporation, a video data storage and management company, Numerex Corp., a provider of managed machine-to-machine enterprise solutions enabling the Internet of Things, RhythmOne plc and YuMe, Inc., each a provider of brand video advertising software and audience data, Support.com, Inc., a provider of tech support and support center services, Meru Networks, Inc., a Wi-Fi network solutions company, PLX Technology, Inc., a PCI Express and ethernet semiconductor company, and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, among other companies. Mr. Singer has a B.A. from Brandeis University.
Qualifications, Experience, Attributes and Skills: Mr. Singer has specific attributes that qualify him to serve as a member of the Board, including his extensive financial and operating experience and knowledge of the technology industry gained through his service on numerous public company boards. Mr. Singer also has a long track record of investing in publicly traded companies and actively engaging with certain investments. As a result, Mr. Singer brings the perspective of a stockholder to the Board that is critical in creating and implementing strategies that increase stockholder value.
Kathryn (“Kate”) Eberle Walker has served as director since July 2022. Since 2019, Ms. Walker has been the Chief Executive Officer and Board Chair of Presence Learning Inc., a provider of special education teletherapy solutions. From 2015 to 2017, she served as Chief Executive Officer of The Princeton Review and Tutor.com, and its Chief Financial Officer and Chief Strategy Officer from 2014 to 2015. Ms. Walker managed mergers and acquisitions, strategy and investments for Kaplan, Inc. from 2006 to 2014. Ms. Walker began her career in investment banking at Goldman Sachs. She currently serves as a Director of Prospect Schools, and as a Trustee of the International School of Brooklyn. Ms. Walker previously served on the Board of Directors of Rosetta Stone from 2019 until the company’s acquisition by Cambium Learning Group Inc. in 2020, and on the Board of Directors of Babbel, Inc. from 2021 to 2024. She holds an MBA from Harvard Business School.
Qualifications, Experience, Attributes and Skills. Ms. Walker has over 20 years of experience leading education organizations and brings extensive board service with companies in the education industry. Ms. Walker’s experience also allows her to bring to the Board of Directors skills in diversity, equity and inclusion, management strategy, transactions, finance, leadership, change management and education technology.
Denise Warren has served as a director since July 2022. Since 2016, she has also served as the Founder and Chief Executive Officer of Netlyst, LLC, a consulting and advisory firm that focuses on digital business growth and scaling consumer and enterprise recurring revenue streams. Prior to founding Netlyst, Ms. Warren served as the President of Digital and Chief Executive Officer of East Coast Publishing for Tribune Publishing from 2015 to 2016. For more than 25 years, she served in numerous capacities at The New York Times Company including as Executive Vice President of Digital Products and Services; General Manager, nytimes.com; Chief Advertising Officer; Senior Vice President of Strategic Planning; and Director of Marketing. Ms. Warren currently serves as an independent Director and member of the audit committee of Taylor Morrison Home Corporation (NYSE: TMHC), and as an independent director on the board of directors of Naviga, a Vista Equity partners backed software technology company, and McClatchy Media, a private news media, magazine, marketing and distribution company. She previously served as a Director and Chair of the Nominating and Governance Committee of Monotype Imaging Holdings Inc., a publicly traded provider of design assets, technology and expertise, and as a Director and member of the audit committee of Electronic Arts Inc. (Nasdaq: EA), a publicly traded digital interactive entertainment company. Ms. Warren holds a B.S. in management from Tulane University and an M.B.A. in communications and media management from Fordham University.
Qualifications, Experience, Attributes and Skills. Ms. Warren’s long experience in operating profitable recurring revenue businesses and driving transformative change in digital operations, consumer marketing, sales and product development at the strategic, operational and financial levels of digital marketing, business operations and corporate governance make her well qualified to serve on the Board of Directors.
CORPORATE GOVERNANCE
Meetings and Committees of the Board of Directors
The Board of Directors then in office met thirteen (13) times during Fiscal 2025. All directors then in office attended at least 75% of all meetings of the Board of Directors and committees of which he or she was a member.
Director Independence
Based on the information supplied to it by the directors, the Board has affirmatively determined that each of Kathryn Eberle Walker, Sean Vijay Madnani, Denise Warren, Elias N. Nader and Emily S. Hoffman is “independent” under the listing standards of the NYSE (the “NYSE Listing Standards”), and has made such determinations based on the fact that none of such persons have had, or currently have, any relationship with the Company or its affiliates or any executive officer of the Company or his or her affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.

Index to Form 10-K Index to FS
Board Committees
The Board currently has four standing committees: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, and the Strategy and Operational Review Committee (the “SORC”), which is a special committee to review, among other things, the Company’s operational performance, cost structure and margin improvement opportunities, organizational structure as well as exploring all other available shareholder value creation levers. Mr. Singer (Chair) and Mr. Martin currently serve as the sole members of the SORC.
Audit Committee.
The responsibilities of the Audit Committee include, among other duties:
•overseeing the quality and integrity of our financial statements, accounting practices and financial information we provide to the Securities and Exchange Commission (“SEC”) or the public;
•reviewing our annual and interim financial statements, the report of our independent registered public accounting firm on our annual financial statements, Management’s Report on Internal Control over Financial Reporting and the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•selecting and appointing an independent registered public accounting firm;
•pre-approving all services to be provided to us by our independent registered public accounting firm;
•reviewing with our independent registered public accounting firm and our management the accounting firm’s significant findings and recommendations upon the completion of the annual financial audit and quarterly reviews;
•reviewing and evaluating the qualification, performance, fees and independence of our registered public accounting firm;
•meeting with our independent registered public accounting firm and our management regarding our internal controls, critical accounting policies and practices, and other matters;
•discussing with our independent registered public accounting firm and our management earnings releases prior to their issuance;
•overseeing our enterprise risk assessment and management;
•overseeing our internal audit function;
•reviewing and approving related party transactions (see “Certain Relationships and Related Transactions” below); and
•overseeing our compliance program, response to regulatory actions involving financial, accounting and internal control matters, internal controls and risk management policies.
The Board of Directors has adopted a written charter setting out the functions of the Audit Committee, a copy of which is available on the Company’s website at www.bned.com and is available in print to any stockholder who requests it in writing directed to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
The members of the Audit Committee currently are Sean Vijay Madnani (Chair), Kathryn Eberle Walker, and Denise Warren. Each of the Audit Committee members meets the independence standards of the NYSE Listing Standards, the independence standards established by the SEC for audit committee members and our Corporate Governance Guidelines. The Board of Directors has also determined that each of Mr. Madnani, Ms. Walker and Ms. Warren is financially literate for purposes of the NYSE Listing Standards, and Mr. Madnani has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and/or experience.
The members of the Audit Committee then in office met eleven (11) times during Fiscal 2025.
Compensation Committee.
The responsibilities of the Compensation Committee include, among other duties:
•setting and reviewing our general policy regarding executive compensation;
•determining the compensation of our Chief Executive Officer and other executive officers;
•approving employment agreements for our Chief Executive Officer and other executive officers;
•reviewing the benefits provided to our Chief Executive Officer and other executive officers;

Index to Form 10-K Index to FS
•setting and reviewing director compensation;
•overseeing our overall compensation structure, practices and benefit plans;
•administering our executive bonus and equity-based incentive plans;
•assessing the independence of compensation consultants, legal counsel and other advisors to the Compensation Committee and hiring, approving the fees and overseeing the work of, and terminating the services of such advisors; and
•participating in succession planning for Chief Executive Officer and other executive officers.
The Board of Directors has adopted a written charter setting out the functions of the Compensation Committee, a copy of which is available on the Company’s website at www.bned.com and is available in print to any stockholder who requests it in writing directed to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
The members of the Compensation Committee currently are Elias N. Nader (Chair), Emily S. Hoffman, and Sean Vijay Madnani. Each of the Compensation Committee members meets the independence standards of the NYSE Listing Standards and our Corporate Governance Guidelines. All members of the Compensation Committee are “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The members of the Compensation Committee then in office met five (5) times during Fiscal 2025.
Corporate Governance and Nominating Committee.
The responsibilities of the Corporate Governance and Nominating Committee include, among other duties:
•overseeing our corporate governance practices;
•reviewing and recommending to our Board of Directors amendments to our committee charters and other corporate governance guidelines;
•    reviewing and making recommendations to our Board of Directors regarding the structure of our various Board of Directors committees;
•    identifying, reviewing and recommending to our Board of Directors individuals for election to the Board of Directors;
•    adopting and reviewing policies regarding the consideration of Board of Directors candidates proposed by stockholders and other criteria for Board of Directors membership; and
•    overseeing our Board of Directors’ annual self-evaluation.
The Board of Directors has adopted a written charter setting out the functions of the Corporate Governance and Nominating Committee, a copy of which is available on the Company’s website at www.bned.com and is available in print to any stockholder who requests it in writing directed to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
The members of the Corporate Governance and Nominating Committee currently are Emily S. Hoffman (Chair), Sean Vijay Madnani and Elias N. Nader. Each of the Corporate Governance and Nominating Committee members meets the independence requirements set forth in the NYSE Listing Standards and our Corporate Governance Guidelines. The members of the Corporate Governance and Nominating Committee then in office met five (5) times during Fiscal 2025. Mr. Nadler will not serve as a member of the Board following the Company’s next annual shareholders meeting, and the Board will nominate a Board member to serve on the Corporate Governance and Nominating Committee at that time.
From the beginning of Fiscal 2025 through June 10, 2024, our Compensation Committee had previously been comprised of David G. Golden (Chair), Kathryn Eberle Walker, Vice Admiral John R. Ryan and Rory D. Wallace.
Director Qualifications and Nominations
Minimum Qualifications
The Company does not set specific criteria for directors except to the extent required to meet applicable legal, regulatory and stock exchange requirements, including, but not limited to, the independence requirements of the NYSE Listing Standards and the SEC, as applicable. Nominees for director will be selected on the basis of outstanding achievement in their personal careers, board experience, wisdom, integrity, ability to make independent and analytical inquiries, understanding of the business environment, and willingness to devote adequate time to Board of Directors duties. While the selection of qualified directors is a complex and subjective process that requires consideration of many intangible factors, the Corporate Governance and Nominating Committee believes that each director should have a basic understanding of (a) the principal operational and

Index to Form 10-K Index to FS
financial objectives and plans and strategies of the Company, (b) the results of operations and financial condition of the Company and of any significant subsidiaries or businesses, and (c) the relative standing of the Company and its businesses in relation to its competitors. The Company does not have a specific policy regarding the diversity of the Board of Directors. Instead, the Corporate Governance and Nominating Committee considers the Board of Directors’ overall composition when considering director candidates, including whether the Board of Directors has an appropriate combination of professional experience, skills, knowledge and variety of viewpoints and backgrounds in light of the Company’s current and expected future needs. In addition, the Corporate Governance and Nominating Committee also believes that it is desirable for new candidates to contribute to a variety of viewpoints on the Board of Directors, which may be enhanced by a mix of different professional and personal backgrounds and experiences.
Nominating Process
Although the process for identifying and evaluating candidates to fill vacancies and/or reduce or expand the Board of Directors will inevitably require a practical approach in light of the particular circumstances at such time, the Board of Directors has adopted the following process to guide the Corporate Governance and Nominating Committee in this respect. The Corporate Governance and Nominating Committee is willing to consider candidates submitted by a variety of sources (including incumbent directors, stockholders (as described below), Company management and independent third-party search firms) when reviewing candidates to fill vacancies and/or expand the Board of Directors. If a vacancy arises or the Board of Directors decides to expand its membership, the Corporate Governance and Nominating Committee may ask each director to submit a list of potential candidates for consideration. The Corporate Governance and Nominating Committee then evaluates each potential candidate’s educational background, employment history, outside commitments and other relevant factors to determine whether he or she is potentially qualified to serve on the Board of Directors. At that time, the Corporate Governance and Nominating Committee also will consider potential nominees submitted by stockholders, if any, in accordance with the procedures described below, or by the Company’s management and, if the Corporate Governance and Nominating Committee deems it necessary, retain an independent third-party search firm to provide potential candidates. The Corporate Governance and Nominating Committee seeks to identify and recruit the best available candidates, and it intends to evaluate qualified stockholder nominees on the same basis as those submitted by Board of Directors members, Company management, independent third-party search firms or other sources.
After completing this process, the Corporate Governance and Nominating Committee will determine whether one or more candidates are sufficiently qualified to warrant further investigation. If the process yields one or more desirable candidate(s), the Corporate Governance and Nominating Committee will rank them by order of preference, depending on their respective qualifications and the Company’s needs. The Corporate Governance and Nominating Committee Chair will then contact the preferred candidate(s) to evaluate their potential interest and to set up interviews with the full Corporate Governance and Nominating Committee. All such interviews include only the candidate and one or more Corporate Governance and Nominating Committee members. Based upon interview results and appropriate background checks, the Corporate Governance and Nominating Committee then decides whether it will recommend the candidate’s nomination to the full Board of Directors.
When nominating a sitting director for re-election, the Corporate Governance and Nominating Committee will consider the director’s performance on the Board of Directors and its committees and the director’s qualifications in respect of the criteria referred to above.
Consideration of Stockholder-Nominated Directors
In accordance with its charter, the Corporate Governance and Nominating Committee will consider candidates for election to the Board of Directors at a stockholder meeting if submitted by an eligible stockholder in a timely manner. Any eligible stockholder wishing to submit a candidate for consideration for election at a stockholder meeting should send the following information to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
•stockholder’s name, number of shares owned, length of period held, and proof of ownership;
•name, age and address of candidate;
•a detailed resume describing, among other things, the candidate’s educational background, occupation, employment history for at least the previous five years, and material outside commitments (e.g., memberships on other Board of Directors and committees, charitable foundations, etc.);
•a supporting statement which describes the candidate’s reasons for seeking election to the Board of Directors;
•a description of any arrangements or understandings between the candidate and the Company and/or the stockholder; and
•a signed statement from the candidate, confirming his/her willingness to serve on the Board of Directors.

Index to Form 10-K Index to FS
Eligible stockholders who do not wish to follow the foregoing procedure but who wish instead to nominate directly one or more persons for election to the Board of Directors must comply with the procedures established by our amended and restated bylaws (“Bylaws”). Our Bylaws provide that in order to nominate a person for election as a director at next year’s annual meeting, a notice of an intention to nominate one or more directors containing certain information required by the Bylaws must be delivered to the Corporate Secretary of the Company. Since the 2025 annual meeting of stockholders will be more than 60 days later than the anniversary of the prior annual meeting, in order to be timely, whether or not a stockholder wishes to have his or her nominees included in the Company’s proxy materials, the Corporate Secretary of the Company must receive nominations for election to the Board of Directors for the 2025 annual meeting at Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey, 07932, no earlier than the 120th day prior to the annual meeting and not later than the close of business on the later of the 90th day prior to the annual meeting or the 10th day following the day on which public announcement of the date of the meeting is first made.
Additionally, the Corporate Governance and Nominating Committee will consider stockholder nominated candidates if a vacancy arises or if the Board of Directors decides to expand its membership, and at such other times as the Corporate Governance and Nominating Committee deems necessary or appropriate. In any such event, any stockholder wishing to submit a candidate for consideration should send the above-listed information to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
All of the director nominees identified in this Proxy Statement have been recommended by our Corporate Governance and Nominating Committee to our Board of Directors for re-election. The Corporate Governance and Nominating Committee recommends candidates to the full Board of Directors after receiving input from all directors. The Corporate Governance and Nominating Committee members, other members of the Board of Directors and senior management discuss potential candidates during this search process.
Certain Board of Directors’ Policies and Practices
Corporate Governance Guidelines and Code of Business Conduct and Ethics
The Board of Directors has adopted Corporate Governance Guidelines applicable to the members of the Board of Directors, which, among other things, sets forth our definition for an “independent director.” The Board of Directors has also adopted a Code of Business Conduct and Ethics applicable to the Company’s employees, directors, agents and representatives, including consultants. The Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available on the Company’s website at www.bned.com. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available in print to any stockholder who requests them in writing to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
Board of Directors Leadership Structure
The roles of CEO and Chairman of the Board are currently separately held by Mr. Jonathan Shar and Mr. William C. Martin, respectively. The CEO is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board and executive sessions of non-management and independent directors. This separation of the roles of the Chairman of the Board and the CEO allows for greater oversight of the Company by the Board. The Board has determined that our Board leadership structure is the most appropriate at this time, given the specific characteristics and circumstances of the Company, and the skills and experience of Mr. Shar and Mr. Martin.
In accordance with the Corporate Governance Guidelines, non-management directors meet in executive sessions at every Board of Directors meeting. Independent directors also meet at least once a year in an executive session of only independent directors. Currently, all of the non-management directors are independent directors.
Risk Oversight
The Board of Directors’ primary function is one of oversight. In connection with its oversight function, the Board of Directors oversees the Company’s policies and procedures for managing risk. The Board of Directors administers its risk oversight function primarily through its Committees. Board of Directors Committees have assumed oversight of various risks that have been identified through the Company’s enterprise risk assessment. The Audit Committee reviews the Company’s risk assessment and risk management policies, and the Audit Committee reports to the Board of Directors on the Company’s enterprise risk assessment. The Compensation Committee oversees compensation risk through its review of compensation practices and assessment of the potential impact of those practices on risk-taking.
Our Board of Directors, Audit Committee and Legal team oversee the cybersecurity processes of identifying and mitigating cybersecurity risks. Reporting directly to our Chief Information Officer, our Chief Information Security Officer (“CISO”) leads the charge, ensuring that our cybersecurity posture remains robust and adaptive. Through quarterly updates to the Audit

Index to Form 10-K Index to FS
Committee and periodic briefings to the Board of Directors, senior management keeps governance structures informed and aligned with our evolving cybersecurity landscape.
Communications between Stockholders and the Board of Directors
Stockholders and other interested persons seeking to communicate with the Board of Directors should submit any communications in writing to the Company’s Corporate Secretary, Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932. Any such communication must state the number of shares beneficially owned by the stockholder making the communication. The Company’s Corporate Secretary will forward such communication to the full Board of Directors or to any individual director or directors (including the non-management directors as a group) to whom the communication is directed.
Attendance at Annual Meetings
All Board of Directors members are expected to attend the Company’s annual meetings of stockholders and be available to address questions or concerns raised by stockholders. All of the Board of Directors members then serving attended the 2024 Annual Meeting of Stockholders.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Based solely on a review of forms filed in the SEC’s EDGAR database and written representations from executive officers and directors, we believe that during Fiscal 2025, all required reports were filed on a timely basis, except that, due to an administrative error, one Form 3 was filed for Jason Snagusky on January 16, 2025 with respect to a reportable event that occurred on January 4, 2025.
Item 11. EXECUTIVE COMPENSATION
COMPENSATION OVERVIEW
This Compensation Overview summarizes the material elements of our compensation program for our named executive officers (each, an “NEO”). For Fiscal 2025, our NEOs were:

Named Executive Officer	Position
Jonathan Shar	Chief Executive Officer
Jason Snagusky	Executive Vice President, Chief Financial Officer
Christopher Neumann	General Counsel & Corporate Secretary
Michael P. Huseby(1)	Former Chief Executive Officer
Michael C. Miller(2)	Former Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Secretary
(1) Mr. Huseby resigned effective June 11, 2024.
(2) Mr. Miller resigned effective September 23, 2024.
Management and Compensation Committee Transitions
During Fiscal 2025, the Company experienced a number of changes in its senior leadership, with the resignation of Mr. Huseby, the Company’s former Chief Executive Officer effective June 11, 2024 and appointment of Mr. Shar as Chief Executive Officer and the resignation of Mr. Watson, the Company’s former Chief Financial Officer, effective January 4, 2025, and appointment of Mr. Snagusky as Chief Financial Officer. In addition, Mr. Miller, our former Executive Vice President, Corporate Development & Affairs, Chief Legal Officer, and Secretary, and Ms. Paul, our former Senior Vice President and Chief Accounting Officer resigned their positions on September 23, 2024, and December 27, 2024, respectively. These functions were later filled on March 3, 2025, with the appointments of Mr. Neumann as our General Counsel and Corporate Secretary and Mr. Luster, as our Senior Vice President and Chief Accounting Officer.
References to Chief Executive Officer as they appear in this Compensation Overview refer to Mr. Huseby through June 11, 2024 and Mr. Shar thereafter. The discussion in this Compensation Overview regarding the decisions made by the Compensation Committee in Fiscal 2025 refer to the Compensation Committee then in office.
Compensation and Governance Highlights
What we do
✔ Tie a majority of executive officer pay to performance-based cash and equity incentives;
✔ Align annual incentive payouts to individual and company-based performance goals;

Index to Form 10-K Index to FS
✔ Vest equity awards to named executive officers over a three-year period and only if performance metrics are attained;
✔ Subject incentive compensation (including cash and equity) to a clawback policy;
✔ Require directors to meet stock ownership targets and retention guidelines;
✔ Engage with stockholders regarding governance and/or executive compensation issues;
✔ Conduct an annual risk assessment of our executive compensation program; and
✔ Conduct an annual say-on-pay vote.
What we don’t do
✘ Pay current dividends or dividend equivalents on unearned performance shares and unvested restricted stock units;
✘ Permit option repricing without stockholder approval;
✘ Provide significant perquisites;
✘ Pay tax gross-ups to executives;
✘ Provide supplemental executive retirement benefits; or
✘ Permit hedging for any employee or, without the approval of the Audit Committee, pledging by executive officers or directors.
Continuous Improvement in our Compensation Plans
The Compensation Committee continues to review and refine the Company’s executive compensation program to further align pay with Company performance and to ensure the integrity of the Company’s executive compensation program. The Compensation Committee considered the “say-on-pay” stockholder advisory vote held in September 2024 to be supportive of the Company’s pay practices. Over 90% of stockholder votes cast were in favor of the executive officer compensation as described in our 2024 proxy statement. The Board of Directors values stockholder feedback and will continue to proactively engage with our stockholders on these and other issues as well as periodically reviewing our compensation practices to ensure they are aligned with stockholder interest and are competitive with companies in the markets in which we compete.
Compensation Philosophy and Objectives
We are engaged in a very competitive and rapidly changing industry. Accordingly, the Compensation Committee aims to create total compensation packages that are competitive with programs offered by other companies with which we compete for talent. At the same time, our Compensation Committee believes that a significant portion of the compensation paid to our executive officers should be tied to our performance, execution of our strategic plan and the value we create for stockholders.
The Compensation Committee’s objectives are to:
•attract, retain, and motivate talented executives responsible for the success of our organization;
•provide compensation to executives that is externally competitive, internally equitable, performance-based, and aligned with stockholder interests; and
•ensure that total compensation levels are reflective of company and individual performance and provide executives with the opportunity to receive above-market total compensation for exceptional business performance.
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

Named Executive Officer	Base Salary in Fiscal 2024	Base Salary in Fiscal 2025	Percentage Change
Jonathan Shar(1)	$550,000	$550,000	—%

Index to Form 10-K Index to FS

Jason Snagusky(2)	$350,000	$400,000	14%
Christopher Neumann(3)	$0	$450,000	—%
Michael P. Huseby(1)	$1,100,000	$1,100,000	—%
Michael C. Miller(4)	$600,000	$600,000	—%
(1) Mr. Huseby served as Chief Executive Officer during Fiscal 2025 through June 11, 2024, when he resigned and Mr. Shar was appointed as Chief Executive Officer.
(2) Kevin Watson served as Chief Executive Financial Officer during Fiscal 2025 through January 4, 2025, when he resigned and Mr. Snagusky was appointed as Chief Financial Officer.
(3) Mr. Neumann was appointed General Counsel and Corporate Secretary effective March 3, 2025.
(4) Mr. Miller resigned effective September 23, 2024.
Performance-Based Annual Incentive Compensation
Historically, our NEOs have been eligible to receive an annual bonus tied to predetermined performance criteria. There was no formal annual incentive plan approved for Fiscal 2025 due to our financial condition. However, the Compensation Committee retained the discretion to award individual discretionary bonuses based upon Fiscal 2025 results and other relevant considerations. Following a review of performance and such considerations, the Compensation Committee approved discretionary bonuses to Mr. Shar in the amount of $200,000. Separately, Mr. Huseby was entitled to receive a performance bonus of $440,000 in connection with the approval of the equity financing and debt restructuring transactions by the ATC and achievement of second quarter Fiscal 2024 EBITDA goals.
Long-Term Equity Incentives
Long-term equity incentives are a critical component of the Company’s compensation program. They are designed to promote the Company’s long-term financial interests and growth, to attract, motivate, and retain key employees, and to align the interests of management with those of the Company’s stockholders. The Company grants long-term equity incentive awards under the Company’s Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), which is administered by the Compensation Committee. The Compensation Committee reviews, discusses and approves the types and number of awards made to senior management, including the NEOs, and approves the terms, conditions and limitations applicable to each award.
Fiscal 2025 PSU Awards. The Company has granted PSUs to employees (including our NEOs) in Fiscal 2025 that include both a service condition and market condition in order for PSUs to vest (and such PSU awards granted prior to February 1, 2025 were amended effective February 1, 2025 to clarify certain vesting terms) (the “Fiscal 2025 PSU Awards”). As amended, 1/3 of the target number of PSUs become eligible to vest upon the Company’s Common Stock achieving a price per share (measured using a 100-day average volume weighted average price ("VWAP")) for each of three tranches of $10, $15, and $20, respectively. In the case of the first tranche, the VWAP was measured based on a 100 calendar day average and has been satisfied, and such first tranche PSUs will vest on September 20, 2025 subject to the employee’s continued employment through such date. In the case of the second and third tranches, the VWAP is measured based on a 100 trading day average, and upon achievement of such tranche 50% of the PSUs associated with such tranche would vest on the later of September 20, 2026 (the second anniversary of the grant date) and the date of achievement of the milestone, and the remaining the 50% of the PSUs associated with such tranche would vest on the later of September 20, 2027 (the third anniversary of the grant date) and the date of achievement of the milestone. There is a period of seven years from the grant date in order to achieve the specific target share price performance milestones.
Other Components of Compensation
401(k) Plan. Each of our NEOs is entitled to participate in our tax-qualified defined contribution 401(k) plan on the same basis as all other eligible employees. The 401(k) plan provides our employees, including our NEOs, with a way to accumulate tax-deferred savings for retirement. Prior to August 2023, the Company matched the contributions of participants, subject to certain criteria. In August 2023, upon management’s recommendation, the Compensation Committee approved the conversion of the Company’s 401(k) plan match to a discretionary year end contribution. We do not provide supplemental executive retirement benefits.
Limited Perquisites and Other Compensation. The Company’s NEOs are entitled to only the limited perquisites set forth in their employment agreements or letters and disclosed in the footnotes to the “Summary Compensation Table”.
Severance and Change of Control Payments and Benefits. Messrs. Shar, Snagusky, and Neumann have employment letter agreements that contain severance and change in control benefits. The agreements provide for certain severance payments and benefits upon termination of employment by the Company without cause or by the NEO for good reason (including upon termination within two years following a change of control). The triggering events that would result in the severance payments and benefits and the amount of those payments and benefits are intended to provide our NEOs with financial protection upon loss of employment and to support our executive retention goals and enable our NEOs to focus on the interests of the Company

Index to Form 10-K Index to FS
in the event of a potential change of control. The Company does not pay any tax gross-ups in connection with the severance payments. The Compensation Committee believes that the terms of the employment agreements, including triggering events and amounts payable, are competitive with severance protection being offered by other companies with whom we compete for highly qualified executives. The material terms of these agreements, as in effect for Fiscal 2025, are described in the section entitled “Narrative to the Summary Compensation Table – Employment Arrangements with the Named Executive Officers.”
Governance Policies
Executive Incentive Compensation Clawback Policy
The Board of Directors has adopted the Executive Incentive Compensation Clawback Policy (the “Clawback Policy”). The Clawback Policy allows the Compensation Committee to take action to recover incentive compensation from certain key employees, including executive officers, in the event that the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. The Clawback Policy only applies to incentive-based compensation paid in excess of what would have been paid or granted under the circumstances reflected by such restatement, and applies irrespective of the responsibility of the key employee for the accounting restatement. The Clawback Policy applies to all Section 16 officers and covers all incentive-based compensation (including cash and equity) paid or granted after adoption of the policy. As described in this Form 10-K (see “Explanatory Note”), we concluded that the Restatement was required for the Restated Periods. Our Compensation Committee determined that, except for a performance-based bonus paid to Mr. Huseby based on the achievement of second quarter Fiscal 2024 EBITDA goals, no performance-based compensation (or the vesting of such compensation) within the prior two fiscal years was paid upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission. The Compensation Committee is evaluating whether the Restatement had an impact on the achievement of the performance metrics on which Mr. Huseby received a performance-based bonus, but otherwise the Committee has no obligation, pursuant to our Compensation Recovery Policy, to recover erroneously paid or awarded compensation as a result of the Restatement. However, before any underlying shares were issued, the Compensation Committee used its discretionary authority under our equity incentive plan to suspend the vesting of performance stock units (PSUs) that had been previously awarded to our executive officers. Such PSUs vest upon the achievement of both time-based vesting requirements and stock-price performance conditions. The performance condition of the first portion of such PSUs, which was tied to the achievement of a $10 stock price target (as measured using a 100-day average volume weighted average price), was previously certified as having been met in fiscal year 2025. Accordingly, this portion of the PSUs was scheduled to vest in September 2025 upon satisfaction of the time-based service vesting requirement. In order to address the potential impact of the Restatement on the vesting of these PSUs, the Compensation Committee determined that it would re-evaluate whether such $10 stock price performance condition would have been met had the restated financial information been available previously, and based on such evaluation will determine if the performance condition has been met. In light of the short period of time between the restatement determination date and the date of the filing of this Form 10-K, the Compensation Committee has not yet determined the amount of any erroneously awarded executive compensation that must be recovered, if any, and whether to reverse the certification of the $10 stock price performance achievement.
Insider Trading Policy
The Company’s Insider Trading Policy applicable to all directors, officers and employees prohibits insider trading when the person is aware of material nonpublic information and restricts directors, officers with the title of Vice President and above, and certain other employees determined to have potential access to insider information from trading in Company stock during predetermined blackout periods. In addition, all Board members, certain individuals who are subject to Section 16 of the Exchange Act, and all other employees who have been notified by the Company’s General Counsel that they are subject to pre-clearance procedures to pre-clear any trades.
Prohibition on Hedging and Pledging Transactions
The Company’s Insider Trading Policy prohibits employees, including directors and executive officers, from hedging their ownership of Company stock, including selling Company stock short, buying or selling puts or calls or other derivative instruments related to Company stock. Directors and executive officers are also prohibited from pledging Company stock, purchasing Company stock on margin or incurring any indebtedness secured by a margin or similar account in which Company stock is held, without prior approval of the Audit Committee.
Executive Stock Ownership Guidelines
In light of the significant PSU grants made in Fiscal 2025 to employees, the Board determined that the Company’s leadership team was appropriately aligned with Company performance and suspended the Company’s executive stock ownership guidelines. The Board will revisit the need for executive stock ownership guidelines from time to time based on the Company’s performance.
Compensation Policies and Practices as Related to Risk Management

Index to Form 10-K Index to FS
With the assistance of its compensation consultant, the Compensation Committee conducted its risk assessment of the Company’s incentive compensation plans covering employees. The Compensation Committee evaluated the levels of risk-taking to determine whether they are appropriate in the context of the Company’s strategic objectives, the overall compensation arrangements, and the Company’s overall risk profile. The Compensation Committee believes the following elements of the Company’s executive compensation program mitigate potential risks:
•a balance among short- and long-term incentives; cash and equity-based compensation; and fixed and variable pay;
•multiple performance metrics;
•the Clawback Policy;
•the Company’s anti-hedging and pledging policies; and
•limited change-in-control benefits.
The Compensation Committee concluded the Company has a balanced pay-for-performance executive compensation program that does not encourage excessive risk-taking and the Company does not maintain compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.
Equity Grant Practices
We have not granted stock options since 2022, and we do not make any grants of stock appreciation rights or similar option-like instruments. Although we do not have a formal policy with respect to the timing of our equity award grants, in the recent past, the majority of our equity awards have been granted on an annual basis in the first quarter of the fiscal year. New hire and ad hoc grants may be granted throughout the year. We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.
Tax and Accounting Considerations
The overriding consideration when evaluating the pay level or design component of any portion of our executives’ compensation is the effectiveness of the pay component and the stockholder value that management and the Compensation Committee believe the pay component reinforces. In structuring the compensation for our NEOs, our Compensation Committee will review a variety of factors, including the possible tax and accounting consequences applicable to the Company or its executives. In particular, section 162(m) of the Code limits our ability to deduct remuneration paid to our executives exceeding $1 million. However, this is not the driving or most influential factor and the Compensation Committee has approved in the past and specifically reserves the right to pay or approve nondeductible compensation currently and in the future.
EXECUTIVE COMPENSATION
Unless otherwise stated, the compensation tables included in this section reflect amounts paid or payable or awards granted to our NEOs by the Company under the Company’s compensation plans and programs during Fiscal 2023, Fiscal 2024 and Fiscal 2025.
Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Jonathan Shar(7) Chief Executive Officer	2025	$571,154	$200,000	$3,458,400	$—		$1,718	$4,231,272
	2024	$550,000	$600,000	$—	$—		$8,097	$1,158,097
	2023	$550,000	$150,000	$109,261	$118,477		$12,593	$940,331
Jason Snagusky(8) Executive Vice President, Chief Financial Officer	2025	$379,808	$—	$793,333	$—		$1,718	$1,174,859
Christopher Neumann(9) General Counsel and Corporate Secretary	2025	$77,885	$—	$670,133	$—		$304	$748,322

Index to Form 10-K Index to FS

Michael P. Huseby(6) Former Chief Executive Officer	2025	$221,941		$—	$—	$440,000	$1,500,284	$2,162,225
	2024	$1,100,000	$660,000	$—	$—		$27,099	$1,787,099
	2023	$1,100,000	$—	$360,556	$390,970		$39,257	$1,890,783

Michael C. Miller(10) Former Chief Legal Officer and Executive Vice President, Corporate Development & Affairs, and Secretary	2025	$289,872	$—	$—	$—		$510,732	$800,604
	2024	$600,000	$600,000	$—	$—		$4,574	$1,204,574
	2023	$600,000	$150,000	$131,112	$142,172		$11,485	$1,034,769

(1) This column represents base salary earned during each fiscal year. Fiscal year 2025 includes 27 bi-weekly payrolls instead of the usual 26 bi-weekly payrolls.
(2) Amounts reported under this column represent discretionary cash bonuses for Fiscal 2025 for Mr. Shar, and retention and incentive bonus awards earned and paid during Fiscal 2024.
(3) Amounts reported under the Stock Awards column represent, with respect to Fiscal 2023, Restricted Stock Unit (“RSU”) grants and with respect to Fiscal 2025, Performance Share Unit (“PSU”) grants. The grant date fair value of RSU and PSU awards is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”). The stock awards value is determined to be the fair market value of the underlying Company shares on the grant date, which is determined based on the closing price of the Company’s Common Stock on the grant date. These amounts do not reflect compensation actually received by the NEO.
(4) Amounts reported under the Option Awards column represent the grant date fair value of option awards determined pursuant to FASB ASC 718, excluding estimated forfeitures. The assumptions used to calculate the value of option awards are set forth under Note 13. Employees Benefit Plans, of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the applicable fiscal year. These amounts do not reflect compensation actually received by the NEO.
(5) Mr. Huseby received a performance bonus in connection with the approval of certain equity financing and debt restructuring transactions and achievement of second quarter Fiscal 2024 EBITDA goals.
(6) This column represents the value of all other compensation, as detailed in the table below.
(7) Mr. Shar was appointed Chief Executive Officer upon the resignation of Mr. Huseby effective June 11, 2024.
(8) Mr. Snagusky was appointed Chief Financial Officer upon the resignation of Mr. Watson effective January 4, 2025. Mr. Snagusky was not an NEO in Fiscal 2023 or Fiscal 2024
(9) Mr. Neumann was appointed General Counsel and Corporate Secretary on March 3, 2025.
(10) Mr. Miller resigned his position with the Company effective September 23, 2024.
All Other Compensation Table

Name and Principal Position	Fiscal Year	Long-Term Disability Insurance(1) ($)	Life and AD&D Insurance(2) ($)	401(k) Company Match ($)	Cell Phone ($)	Severance ($)	Total Other Compensation ($)
Jonathan Shar	2025	$—	$418	$—	$1,300	$—	$1,718
	2024	$—	$466	$6,431	$1,200	$—	$8,097
	2023	$—	$393	$11,000	$1,200	$—	$12,593
Jason Snagusky	2025	$—	$418	$—	$1,300	$—	$1,718
Christopher Neumann	2025	$—	$4	$—	$300	$—	$304
Michael P. Huseby	2025	$—	$84	$—	$200	$1,500,000	$1,500,284
	2024	$13,718	$12,181	$—	$1,200	$—	$27,099
	2023	$13,718	$12,108	$12,231	$1,200	$—	$39,257
Michael C. Miller	2025	$—	$232	$—	$500	$510,000	$510,732
	2024	$—	$466	$2,908	$1,200	$—	$4,574
	2023	$—	$393	$9,892	$1,200	$—	$11,485
(1) This represents the premiums paid by the Company for long-term disability insurance.
(2) This represents the premiums paid by the Company for life and accidental death and dismemberment insurance.
Narrative to the Summary Compensation Table
Employment Arrangements with the Named Executive Officers
The Company has entered into an employment agreement or employment letter with each of the NEOs and compensation of each of these NEOs is based on their respective employment agreement or employment letter, as the case may be, as well as their job responsibilities.
Employment Arrangements- General Provisions

Index to Form 10-K Index to FS
Each of Messrs. Shar, Snagusky and Neumann are eligible for a minimum target annual incentive compensation award of not less than 85%, 75%, and 50%, respectively, of his base salary, based on measurables objectives as determined by the Compensation Committee.
Each of our NEOs is entitled to all other benefits afforded to executive officers and employees of the Company.
Under their respective employment letters with the Company, our NEOs are subject to certain restrictive covenants regarding competition, solicitation, confidentiality and disparagement. Each NEO is restricted by a non-competition and non-solicitation covenant during their term of employment and for a one-year period thereafter. The confidentiality and non-disparagement covenants apply during the term of each respective employment letters of each NEO and at all times thereafter.
Employment Arrangements - Severance and Change of Control Benefits
If the employment of Messrs. Shar, Snagusky or Neumann is terminated by the Company without “cause” or by the NEO for “good reason,” such NEO would be entitled, provided he signs a release of claims against the Company, to a lump-sum severance payment equal to one times annual base salary (50% of base salary and target bonus in the case of Mr. Neumann); and (b) in the case of Mr. Shar company-paid COBRA premiums for twelve months.
Further, if the employment of Messrs. Shar, Snagusky or Neumann is terminated by the Company without “cause” or by the NEO for “good reason” within the period beginning 90 days prior to and ending two years following a “change of control” of the Company, such NEO would be entitled to a lump-sum severance payment equal to one times (two times in the case of Mr. Shar) (a) annual base salary; (b) the target annual incentive compensation for the fiscal year in which termination takes place (or in effect as of the change of control, if higher, in the case of Mr. Shar); and (c) in the case of Mr. Shar company-paid COBRA premiums for up to twelve months. However, if such severance payments trigger the “golden parachute” excise tax under Sections 280G and 4999 of the Code, the severance benefits for an NEO would be reduced if such reduction would result in a greater after-tax benefit to such NEO.
Except as otherwise provided by the applicable award agreement, if the successor company assumes or substitutes for an outstanding equity award, such award will continue in accordance with its applicable terms and will not be accelerated.
In the case of the Fiscal 2025 PSU Awards, in the event of a change of control during the performance period, and provided the participant remains employed through the closing of the transaction, any outstanding PSUs will be evaluated against the per share deal price to determine whether performance milestones are achieved. PSUs deemed to have met the applicable milestones will vest immediately prior to the change of control, and any unearned PSUs will be forfeited.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes the equity awards the Company made to our NEOs that were outstanding as of the end of Fiscal 2025. In accordance with the applicable SEC disclosure guidance, this table and the accompanying footnotes do not account for any awards that may have been exercised or have vested or been forfeited pursuant to their terms in the ordinary course since the end of Fiscal 2025.
Stock Awards

Name	Grant Date	Type of Award	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Jonathan Shar	9/20/2024	PSU	360,000	$3,729,600
	6/16/2022	RSU	154	$1,595
Jason Snagusky	2/21/2025	PSU	60,000	$621,600
	9/20/2024	PSU	20,000	$207,200
	6/16/2022	RSU	31	$321
Christopher Neumann	3/12/2025	PSU	80,000	$828,800
(1) The Fiscal 2025 PSU Awards vest upon achievement of both a service condition and market condition, as described above under the heading “Compensation
Overview—Overview of Compensation Program Design—Long-Term Equity Design—Fiscal 2025 PSU Awards”. .
(2) Market values have been calculated using the closing price of our Common Stock on May 2, 2025, the last trading day of Fiscal 2025, which was $10.36.
Option Awards

Index to Form 10-K Index to FS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date
Jonathan Shar	1,085	—	$246	9/22/30
	1,085	—	$500	9/22/30
	297	99	$1,080	9/23/31
	321	107	$1,330	9/23/31
	99	297	$236	6/16/32
	107	321	$486	6/16/32
(1) Share numbers and option exercise prices reflect adjustments following the Company’s 1-for-100 reverse stock split effective June 11, 2024.
Pay versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company.

Fiscal Year	Summary Compensation Table Total for CEO 1 ($)(1)	Summary Compensation Table Total for CEO 2 ($)(2)	Compensation Actually Paid to CEO 1 ($)(1)(3)	Compensation Actually Paid to CEO 2 ($)(2)(3)	Average Summary Compensation Table Total for Non-CEO Named Executive Officers (“NEOs”) ($)(4)	Average Compensation Actually Paid to Non-CEO NEOs ($)(3)(4)	Value of Initial Fixed $100 Investment Based on Total Stockholder Return ($)(5)	Net Income ($ thousands)(6)
2025	$2,162,225	$4,231,272	$2,111,019	$4,441,154	$907,928	$960,830	$3.41	$(65,825)
2024	$1,787,099	$—	$895,431	$—	$985,254	$838,305	$6.54	$(75,749)
2023	$1,890,783	$—	$(134,970)	$—	$1,045,680	$478,125	$51.32	$(101,862)
(1) Mr. Huseby was the CEO each of Fiscal 2023, 2024, and Fiscal 2025 through June 10th.
(2) Mr. Shar was appointed CEO on June 10, 2024
(3) SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine Compensation Actually Paid as reported in the Pay versus Performance Table. Compensation Actually Paid does not necessarily represent cash and/or equity value transferred to the applicable NEO without restriction, but rather is a value calculated under applicable SEC rules. In general, Compensation Actually Paid is calculated as Summary Compensation Table total compensation adjusted to include the fair market value of equity awards as of the end of the applicable fiscal year or, if earlier, the vesting date (rather than the grant date). NEOs do not participate in a defined benefit plan so no adjustment for pension benefits is included in the table below. Similarly, no adjustment is made for dividends as dividends are factored into the fair value of the award.
(4) The non-CEO named executive officers include the following individuals in each year:
2025: Messrs. Shar, Miller, Snagusky, and Neumann, in each case for the portion of the year in which each such person served as an NEO (and in the case of Mr. Shar for the period in which he was an NEO, but not CEO)
2024: Messrs. Watson, Miller, Shar and Henderson and Ms. Paul
2023: Messrs. Donohue, Miller, Nenke, Shar and Henderson
(5) Total Stockholder Return is determined based on the value of an initial fixed investment of $100 on May 1, 2022.
(6) The 2024 Net loss amount has been Restated.
The following table outlines the adjustments made to the compensation earned by our CEO and non-CEO NEOs, as presented in the Summary Compensation Table, to derive the Compensation Actually Paid to our CEO and non-CEO NEOs.

Item and Value Added (Deducted)	2025	2024	2023
For CEO1 (Huseby):
Summary Compensation Table Total	$2,162,225	$1,787,099	$1,890,783
- Summary Compensation Table “Option Awards” column value	$—	$—	$(390,970)
- Summary Compensation Table “Stock Awards” column value	$—	$—	$(360,556)
+ Year End fair value of outstanding and unvested equity awards granted in the fiscal year	$—	$—	$468,285
+/- change in fair value of outstanding and unvested equity awards granted in prior years	$—	$(660,563)	$(1,247,961)
+ vest date fair value of equity awards granted in the covered year	$—	$—	$—
+/- change in fair value of prior-year equity awards vested in the fiscal year	$—	$(231,105)	$(494,551)
- fair value of awards granted during prior year forfeited during year determined as of prior year end	$(51,206)
Compensation Actually Paid	$2,111,019	$895,431	$(134,970)

Index to Form 10-K Index to FS

Item and Value Added (Deducted)	2025	2024	2023
For CEO2 (Shar):
Summary Compensation Table Total	$4,231,272	$—	$—
- Summary Compensation Table “Option Awards” column value	$(3,458,400)	$—	$—
- Summary Compensation Table “Stock Awards” column value	$—	$—	$—
+ Year End fair value of outstanding and unvested equity awards granted in the fiscal year	$3,669,662	$—	$—
+/- change in fair value of outstanding and unvested equity awards granted in prior years	$233	$—	$—
+ vest date fair value of equity awards granted in the covered year	$—	$—	$—
+/- change in fair value of prior-year equity awards vested in the fiscal year	$(1,613)	$—	$—
- Fair value of awards granted during prior year forfeited during year determined as of prior year end
Compensation Actually Paid	$4,441,154	$—	$—
For Non-CEO NEOs (Average)
Summary Compensation Table Total	$907,928	$985,254	$1,045,680
- Summary Compensation Table “Option Awards” column value	$—	$—	$(114,923)
- Summary Compensation Table “Stock Awards” column value	$(487,822)	$—	$(105,983)
+ Year End fair value of outstanding and unvested equity awards granted in the fiscal year	$543,596	$—	$96,692
+/- change in fair value of outstanding and unvested equity awards granted in prior years	$(99)	$(86,179)	$(173,534)
+ vest date fair value of equity awards granted in the covered year	$—	$—	$—
+/- change in fair value of prior-year equity awards vested in the fiscal year	$(806)	$(32,382)	$(76,849)
- fair value of awards granted during prior year forfeited during year determined as of prior year end	$(1,967)	$(28,388)	$(192,960)
Compensation Actually Paid	$960,830	$838,305	$478,123
Relationship Between Compensation Actually Paid and Company Performance
The following graphs graphically address the relationship over the past three years between Compensation Actually Paid (CAP) for our CEO and non-CEO NEOs as compared to our cumulative Total Stockholder Return (TSR) and GAAP net income.

Index to Form 10-K Index to FS
DIRECTOR COMPENSATION
Annual Retainer
During Fiscal 2025 annual cash retainer fee for each non-employee director was $100,000 and the Chairman of the Board of Directors received an additional annual cash retainer of $100,000. In connection with the creation of the SORC, the Compensation Committee approved an annual cash retainer amount for each member of $100,000 and an additional annual retainer for the Chairperson of the SORC of $75,000. There are no additional retainers for service on any other committee.
Equity Compensation
Each non-employee director is eligible to receive an annual grant of restricted stock units with a grant date fair value of $200,000, Such awards are granted the day following the annual meeting at which each individual director is elected by a majority of stockholders voting and vest on the earlier of one year from the grant date and the date of the next annual meeting, and will also be subject to full acceleration upon a change of control of the Company. Directors have the option to defer receipt of such awards under the Company’s director’s deferral plan. In the case of directors elected to the Board effective as of the special meeting of stockholders held on June 10, 2024, each such new director also received a prorated grant for service from the closing of the equity financing and debt restructuring transactions to the 2024 annual meeting.
Director Stock Ownership and Retention Guidelines
In 2016, the Board of Directors adopted Director Stock Ownership and Retention Guidelines, which require each non-employee director to maintain a minimum stock ownership amount equal to four times the annual cash retainer, which currently equals $400,000. Directors have a three-year period following their appointment or election to the Board to achieve the minimum ownership level. Shares beneficially owned by a director and vested shares or units are deemed to be owned for purposes of the ownership guidelines. A director is deemed to have complied with these guidelines once they hold a number of shares sufficient to satisfy the minimum ownership level, regardless of subsequent fluctuations in the market price of the Company’s Common Stock. Directors are required to retain 100% of net-after-tax shares earned from the annual equity grants until the then-current minimum ownership level is met and may not sell or otherwise transfer Common Stock unless he or she has satisfied the then-current minimum ownership level.
Based on the Company’s stock price as of July 31, 2025, among the current directors, Mr. Martin and Mr. Singer are in compliance with the current Director Stock Ownership and Retention Guidelines. Ms. Hoffman, Mr. Madnani, Mr. Nader, Ms. Walker and Ms. Warren are still within the initial period to achieve the minimum ownership level.
Director Compensation Table
The compensation for our directors who served as directors for the Company in Fiscal 2025 is as follows:

Index to Form 10-K Index to FS

Name	Paid in Cash	Number of Restricted Stock Units (Number of Shares)	Value	Total Compensation
Mario R. Dell’Aera, Jr.(1)	$147,500	—	$—	$147,500
David G. Golden(1)	$80,000	—	$—	$80,000
Emily Hoffman(2)	$89,011	20,430	$200,101	$289,112
Seam V. Madnani(2)	$89,011	20,430	$200,010	$289,021
William C. Martin(2)	$267,033	20,430	$200,010	$467,043
Elias Nader(2)	$89,011	20,430	$200,010	$289,021
Steven Panagos(1)	$90,000	—	$—	$90,000
John R. Ryan(1)	$75,500	—	$—	$75,500
Eric Singer(2)	$244,780	20,430	$200,010	$444,790
Rory Wallace(1)	$54,534	—	$—	$54,534
Raphael Wallander(1)	$90,000	—	$—	$90,000
Kathryn Eberle Walker(3)	$201,250	20,430	$200,010	$401,260
Denise Warren(3)	$204,375	20,430	$200,010	$404,385
(1) Each of Messrs. Dell’Aera, Golden, Panagos, Ryan, Wallace, and Wallander served on the Board of Directors from the beginning of Fiscal 2025 through June 11, 2025.
(2) Appointed to the Board of Directors effective June 11, 2024.
(3) In November 2023, as a result of the then current depreciated stock price, the Compensation Committee of the Board granted each eligible director the right to receive up to $200,000 in either cash or equity, of which $100,000 was paid in cash in Fiscal 2024, and $100,000 was paid in cash in Fiscal 2025.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of November 19, 2025, unless otherwise indicated, (i) by each person or group of affiliated persons known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) by each director, director nominee, and named executive officer and (iii) by all directors, director nominees and executive officers of the Company as a group. Except as otherwise indicated below, the address of each director, director nominee, named executive officer and executive officer listed below is 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932. Except as otherwise noted, to the Company’s knowledge, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him, her or it.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class(1)
5% Stockholders
Immersion Corporation(2)	11,208,746	32.9%
Vital Fundco, LLC(3)	3,224,463	9.5%
Entities affiliated with Kanen Wealth Management LLC(4)	3,090,043	9.1%

Directors, Director Nominees and Named Executive Officers(5)
Jonathan Shar(6)	6,539	*
Jason Snagusky	1,216	*
Christopher Neumann	—	*
Michael P. Huseby(7)	7,976	*
Michael C. Miller(8)	1,202	*
Elias N. Nader	27,871	*
Emily S. Hoffman	27,871	*
Eric B. Singer	132,871	*
William C. Martin	157,871	*
Sean Vijay Madnani(9)	27,871	*
Kathryn Eberle Walker(10)	20,548	*
Denise Warren(11)	20,548	*
All directors, director nominees and current executive officers as a group (11 persons)(12)	423,196	1.2%
*Less than 1%
(1) Based on 34,053,847 shares of Common Stock outstanding as of November 19, 2025. Pursuant to SEC rules, a person is deemed to be the “beneficial owner” of a voting security if such person has (or shares) either investment power or voting power over such security or has (or shares) the right to acquire such security within 60 days by any of a number of means, including upon the exercise of options or warrants, the conversion of convertible securities or the vesting

Index to Form 10-K Index to FS
of restricted stock units. A beneficial owner’s percentage ownership is determined by assuming that options, warrants, convertible securities and restricted stock units that are held by the beneficial owner, but not those held by any other person, and which are exercisable or convertible within 60 days, have been exercised or converted.
(2) Based on the Schedule 13D/A filed on March 17, 2025 by each of Toro 18 Holdings LLC (“Toro 18”), Immersion Corporation (“Immersion”), William C. Martin, Eric B. Singer, Emily S. Hoffman and Elias N. Nader. Toro 18, Immersion, Mr. Martin and Mr. Singer have shared voting power and shared dispositive power with respect to the shares listed in the table above. Toro 18 directly and beneficially owns the shares. Immersion, as the sole member of Toro 18, may be deemed to beneficially own the shares. As the Chief Strategy Officer of Toro 18, Mr. Martin may be deemed to beneficially own the shares. As President and Chief Executive Officer of Toro 18, Mr. Singer may be deemed to beneficially own the shares. The business address of each of Toro 18, Immersion and Mr. Singer is 2999 N.E. 191st Street, Suite 610, Aventura, Florida 33180. The business address of Mr. Martin is c/o Raging Capital Ventures, Ten Princeton Avenue, P.O. Box 228, Rocky Hill, New Jersey 08553. The business address of Ms. Hoffman is P.O. Box 660, Princeton, New Jersey 08542. The business address of Mr. Nader is c/o QuickLogic Corporation, 2220 Lundy Avenue, San Jose, California 95131.
(3) Based on the Schedule 13G filed on June 13, 2024 jointly by Vital Fundco, LLC (“Vital Fundco”) and Francisco Partners Agility GP II Management, LLC (“FP Agility GP II Management”), Vital Fundco and FP Agility GP II Management have shared voting power and shared dispositive power with respect to 3,224,463 shares of Common Stock. The shares listed in the table above are directly held by Vital FundCo. FP Agility GP II Management is the management entity of Vital Fundco and in such capacity may be deemed to beneficially own the shares.
(4) Based on the Schedule 13G/A file on May 15, 2025, by each of Philotimo Fund LP, a Delaware limited partnership ("Philotimo"), Philotimo Focused Growth & Income Fund, a series of World Funds Trust, a Delaware statutory trust ("PHLOX"), Kanen Wealth Management, LLC, a Florida limited liability company ("KWM"), and David L. Kanen. KWM is the general partner of Philotimo and the investment manager of PHLOX and certain separately managed accounts (the "Managed Accounts"). Mr. Kanen serves as the managing member of KWM. By virtue of these relationships, KWM and Mr. Kanen may be deemed to beneficially own the shares of the Company owned by each of Philotimo, PHLOX and the Managed Accounts. The principal business address of each of Philotimo, PHLOX, KWM and Mr. Kanen is 6810 Lyons Technology Circle, Suite 160, Coconut Creek, Florida 33073.
(5) The address of all of the officers and directors listed below is in the care of Barnes & Noble Education, Inc., 180 Park Avenue, Suite 301, Florham Park, New Jersey 07932.
(6) Includes 3,612 fully vested, unexercised options.
(7) Mr. Huseby served as Chief Executive Officer during Fiscal 2025 through June 11, 2024, when he resigned and Mr. Shar was appointed as Chief Executive Officer.
(8) Based on Form 4 filed by Mr. Miller on September 24, 2024.
(9) Includes 7,441 fully vested restricted stock units and 20,430 restricted stock units that vested but for which the recipient has elected to defer settlement and receipt.
(10) Includes 118 fully vested restricted stock units and 20,430 restricted stock units that vested for which the recipient has elected to defer settlement and receipt.
(11) Includes 118 fully vested restricted stock units and 20,430 restricted stock units that will vest within 60 days of July 24, 2025, for which the recipient has elected to defer settlement and receipt.
(12) Does not include shares held by Messrs. Huseby, Watson and Miller or Ms. Paul, who each departed the Company as of the date of this Annual Report.

Equity Compensation Plan Information
The following table sets forth equity compensation plan information as of May 3, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,784,488	$10.82	274,662
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,784,488	$10.82	274,662
The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policy and Procedures Governing Related Person Transactions
Our Audit Committee of the Board of Directors utilizes procedures in evaluating the terms and provisions of proposed related party transactions or agreements in accordance with the fiduciary duties of directors under Delaware law. Our related party transaction procedures contemplate Audit Committee review and approval of all new agreements, transactions or courses of dealing with related parties, including any modifications, waivers or amendments to existing related party transactions. We conduct tests to ensure that the terms of related party transactions are at least as favorable to us as could have been obtained from unrelated parties at the time of the transaction. The Audit Committee considers, at a minimum, the nature of the

Index to Form 10-K Index to FS
relationship between us and the related party, the history of the transaction (in the case of modifications, waivers or amendments), the terms of the proposed transaction, our rationale for entering into the transaction and the terms of comparable transactions with unrelated third parties. In addition, management and internal audit annually analyze all existing related party agreements and transactions and review them with the Audit Committee.
Our Audit Committee of the Board of Directors utilizes procedures in evaluating the terms and provisions of proposed related party transactions or agreements in accordance with the fiduciary duties of directors under Delaware law. Our related party transaction procedures contemplate Audit Committee review and approval of all new agreements, transactions or courses of dealing with related parties, including any modifications, waivers or amendments to existing related party transactions. We conduct tests to ensure that the terms of related party transactions are at least as favorable to us as could have been obtained from unrelated parties at the time of the transaction. The Audit Committee considers, at a minimum, the nature of the relationship between us and the related party, the history of the transaction (in the case of modifications, waivers or amendments), the terms of the proposed transaction, our rationale for entering into the transaction and the terms of comparable transactions with unrelated third parties. In addition, management and internal audit annually analyze all existing related party agreements and transactions and review them with the Audit Committee.
Related Person Transactions
We believe that the transactions and agreements discussed below between us and related third parties are at least as favorable to us as could have been obtained from unrelated parties at the time they were entered into. MBS Textbook Exchange, LLC MBS Textbook Exchange, LLC (“MBS”), which was majority owned by Leonard Riggio (“Mr. Riggio”), was acquired in February 2017, and is now a wholly-owned subsidiary of the Company. Mr. Riggio had been a principal owner holding more than 5% of our Common Stock until June 25, 2024, when he filed a Schedule 13D/A (reporting for June 11, 2024), which reports Mr. Riggio’s current beneficial ownership of the Company’s Common Stock as 0.1%. MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners, L.P., which is majority-owned by Mr. Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 (the “MBS Lease”) and included a renewal option that extended the lease term through September 1, 2023. Effective January 1, 2023, MBS amended the lease to lower the rent and extend the term to December 31, 2024. Effective January 1, 2025, the MBS Lease was amended to further decrease the rent and extend the term to December 31, 2028. In Fiscal 2025 and in Fiscal 2024, rent payments to MBS Realty Partners L.P. were approximately $0.7 million and $0.7 million, respectively. TopLids LendCo, LLC.
We believe that the transactions and agreements discussed below between us and related third parties are at least as favorable to us as could have been obtained from unrelated parties at the time they were entered into.
MBS Textbook Exchange, LLC
MBS Textbook Exchange, LLC (“MBS”), which was majority owned by Leonard Riggio (“Mr. Riggio”), was acquired in February 2017, and is now a wholly-owned subsidiary of the Company. Mr. Riggio had been a principal owner holding more than 5% of our Common Stock until June 25, 2024, when he filed a Schedule 13D/A (reporting for June 11, 2024), which reports Mr. Riggio’s current beneficial ownership of the Company’s Common Stock as 0.1%. MBS leases its main warehouse and distribution facility located in Columbia, Missouri from MBS Realty Partners, L.P., which is majority-owned by Mr. Riggio, with the remaining ownership by other sellers of MBS. The lease was originally entered into in 1991 (the “MBS Lease”) and included a renewal option that extended the lease term through September 1, 2023. Effective January 1, 2023, MBS amended the lease to lower the rent and extend the term to December 31, 2024. Effective January 1, 2025, the MBS Lease was amended to further decrease the rent and extend the term to December 31, 2028. In Fiscal 2025 and in Fiscal 2024, rent payments to MBS Realty Partners L.P. were approximately $0.7 million and $0.7 million, respectively.
TopLids LendCo, LLC
TopLids LendCo, LLC (“TopLids”) was an owner of more than 5% of our Common Stock throughout Fiscal 2024 and portions of Fiscal 2025, until May 15, 2025, when TopLids filed a Schedule 13G/A (reporting for March 31, 2025), which reported TopLids’ beneficial ownership of the Company’s Common Stock at the time as 4.9%. TopLids is an affiliate of Fanatics Retail Group Fulfillment, LLC and Fanatics Lids College, Inc. (collectively referred to herein as the “F/L Relationship”), which previously entered into merchandising and e-commerce service providers agreement with us. On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC. In Fiscal 2025 and in Fiscal 2024, total commission revenue from the F/L Relationship was $116.5 million and $126.9 million, respectively.
Vital Fundco, LLC
As disclosed above, Vital Fundco, LLC (“Vital Fundco”) currently owns more than 5% of our Common Stock. Vital Fundco is a subsidiary of Vital Technologies, Inc. On June 7, 2022, we entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco. We have contracted with VitalSource Technologies, LLC to provide digitally formatted courseware, from all major publishers. Total purchases from Vital Fundco were $454.5 million and $331.2 million, in Fiscal 2025 and in Fiscal 2024, respectively.

Index to Form 10-K Index to FS
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
The following table sets forth the aggregate fees paid to BDO during Fiscal 2025 and Fiscal 2024:

	Fiscal 2025 (BDO)	Fiscal 2024 (BDO)
Audit Fees(1)	$1,678,671	$—
Audit-Related Fees(2)	—	27,889
Tax Fees(1)	16,712	—
All Other Fees(1)	—	—
Total	$1,695,383	$27,889
(1) The Company did not incur any audit fees, tax fees or other fees from BDO during Fiscal 2024.
(2) Consists of fees billed for rendering profit sharing audit services for MBS Textbook Exchange, LLC, a wholly-owned subsidiary of the Company.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm
In accordance with the Company’s Audit Committee charter, the Audit Committee pre-approves all audit, audit-related, tax and all permissible non-audit services provided by our independent registered public accounting firm, based on policies and procedures developed by the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by our independent registered public accounting firm.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended May 3, 2025 and April 27, 2024
Consolidated Balance Sheets as of May 3, 2025 and April 27, 2024
Consolidated Statements of Cash Flows for the years ended May 3, 2025 and April 27, 2024
Consolidated Statements of Equity for the years ended May 3, 2025 and April 27, 2024
Notes to Consolidated Financial Statements, for the years ended May 3, 2025 and April 27, 2024
Report of BDO USA, P.C. Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the year ended May 3, 2025
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the year ended April 27, 2024
2.Financial Statement Schedules of Barnes & Noble Education, Inc.:
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

Index to Form 10-K Index to FS

Instruments Defining the Rights of Securities; Description of Registrant’s Securities.

4.1
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Barnes & Noble Education, Inc., Effective as of July 3, 2024, filed as Exhibit 3.1 to Report on Form 8-K filed with the SEC on July 3, 2024, and incorporated herein by reference.

4.2*	Description of Capital Stock

4.3	Form of Rights Certificate, filed as Exhibit 4.2 to Registration Statement on Form S-1 filed with the SEC on April 18, 2024, and incorporated herein by reference.

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

10.2
Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble Education, Inc. and Barnes & Noble, Inc., filed as Exhibit 10.4 to Report on Form 8-K filed with the SEC on August 3, 2015, and incorporated herein by reference.

10.3*	Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of September 18, 2024

10.4	Barnes & Noble Education, Inc. Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.5
Barnes & Noble Education, Inc. Form of Performance-Based Stock Unit Award Agreement, filed as Exhibit 10.6 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.6
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

10.14#
Amended and Restated Employment Agreement, dated July 19, 2017, between Barnes & Noble Education, Inc. and Michael P. Huseby filed as Exhibit 10.2 to Report on Form 8-K filed with the SEC on July 20, 2017, and incorporated herein by reference.

10.15
At-the-Market Sales Agreement, dated September 17, 2024, between Barnes & Noble Education, Inc. and BTIG, LLC., filed as Exhibit 1.1 to Report on Form 8-K filed with the SEC on September 20, 2024, and incorporated herein by reference.

Index to Form 10-K Index to FS

10.16
At-the-Market Sales Agreement, dated December 20, 2024, between Barnes & Noble Education, Inc. and BTIG, LLC., filed as Exhibit 1.1 to Report on Form 8-K filed with the SEC on December 20, 2024, and incorporated herein by reference.

10.17#
Letter Agreement, dated as of April 1, 2020, between the Company and Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on April 2, 2020, and incorporated herein by reference.

10.18#
Amendment to Employment Agreement, dated September 24, 2020, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on September 29, 2020, and incorporated herein by reference.

10.19#	Amendment to Employment Agreement, dated June 23, 2022, with Michael P. Huseby, filed as Exhibit 10.1 to Report on Form 8-K filed with the SEC on June 24, 2022, and incorporated herein by reference.

10.20#
Performance Incentive Agreement, dated September 14, 2023, between Michael P. Huseby and Barnes & Noble Education, Inc., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.21#
Letter Agreement between Michael P. Huseby and Barnes & Noble Education, Inc., dated April 15, 2024, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

10.22#
Amended and Restated Employment Letter, effective as of June 19, 2019, between Barnes & Noble Education Inc., Barnes & Noble College Booksellers, LLC and Michael C. Miller, filed as Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on June 25, 2019, and incorporated herein by reference.

10.23#
Retention Agreement Amendment, dated September 8, 2023, between Michael C. Miller and Barnes & Noble Education, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.24#
Employment Letter, dated August 28, 2023, between Barnes & Noble Education, Inc. and Kevin Watson, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2023, and incorporated herein by reference.

10.25#
Amendment to Offer Letter Agreement, dated January 31, 2024, with Kevin Watson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2024, and incorporated herein by reference.

10.26#
Amended and Restated Employment Letter, dated June 19, 2019, between B&N Education, LLC, a subsidiary of Barnes & Noble Education, Inc. and Jonathan Shar, filed as Exhibit 10.2 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

10.27#
Retention Agreement Amendment, dated September 8, 2023, between Jonathan Shar and Barnes & Noble Education, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.28#
Employment Agreement, dated February 19, 2025, with Gary Luster, as filed as Exhibit 10.1# to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025, and incorporated herein by reference.

10.29#	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.32
Standby, Securities Purchase and Debt Conversion Agreement, among the Company, Toro 18 Holdings LLC, Vital Fundco, LLC, TopLids LendCo, LLC, Outerbridge Capital Management, LLC and Selz Family 2011 Trust, dated April 16, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

10.33#*	Employment Agreement, dated February 12, 2025, with Christopher Neumann

Other.

19.1 *	Insider trading policies and procedures.

21.1*	List of subsidiaries of Barnes & Noble Education, Inc.

23.1*	Consent of Ernst & Young LLP

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

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation, filed as Exhibit 97.1 to the Company’s Annual Report on Form10-K filed with the SEC on July 1, 2024, and incorporated herein by reference.

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

Date: December 22, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Shar	Chief Executive Officer (Principal Executive Officer)	December 22, 2025
Jonathan Shar

/s/ Jason Snagusky	Chief Financial Officer (Principal Financial Officer)	December 22, 2025
Jason Snagusky

/s/ Gary Luster	Chief Accounting Officer (Principal Accounting Officer)	December 22, 2025
Gary Luster

/s/ William C. Martin	Chairman and Director	December 22, 2025
William C. Martin

/s/ Emily S. Hoffman	Director	December 22, 2025
Emily S. Hoffman

/s/ Sean Madnani	Director	December 22, 2025
Sean Madnani

/s/ Elias Nader	Director	December 22, 2025
Elias Nader

/s/ Eric Singer	Director	December 22, 2025
Eric Singer

/s/ Kathryn Eberle Walker	Director	December 22, 2025
Kathryn Eberle Walker

/s/ Denise Warren	Director	December 22, 2025
Denise Warren