Form 10-Q
period 2025-08-02
Barnes & Noble Education, Inc.
filed 2026-01-20
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-37499
_______________________________________________
BARNES & NOBLE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________

Delaware			46-0599018
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

180 Park Avenue, Suite 301,	Florham Park,	NJ	07932
(Address of Principal Executive Offices)			(Zip Code)
(Registrant’s Telephone Number, Including Area Code): (908) 991-2665
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which registered
Common Stock, $0.01 par value per share	BNED	New York Stock Exchange
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

Large accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 16, 2026, 34,053,847 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended August 2, 2025

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
•our ability to maintain compliance, and maintain compliance, with SEC reporting requirements and NYSE continued listing rule;
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
•non-renewal of managed bookstore, physical and/or online store contracts and higher-than-anticipated involuntary store closings;
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
•adverse changes in the general economic environment and consumer spending patterns;
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
•changes in future accounting standards;
•risks related to our controls and procedures and matters regarding the investigation, including costs related thereto, and our ability to remedy the ineffectiveness of our internal control over financial reporting and related remediation plan; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
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

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	13 weeks ended
	August 2, 2025	July 27, 2024
		As Restated
Sales:
Product sales and other	$274,179	$250,926
Rental income	13,981	12,505
Total sales	288,160	263,431
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	225,363	211,385
Rental cost of sales	7,420	7,050
Total cost of sales	232,783	218,435
Gross profit	55,377	44,996
Selling and administrative expenses	67,861	67,023
Depreciation and amortization expense	9,185	13,071
Other (income) expense	1,497	3,618
Operating Loss	(23,166)	(38,716)
Loss on extinguishment of debt	—	55,233
Interest expense, net	3,745	7,618
Loss before income taxes	(26,911)	(101,567)
Income tax (benefit) expense	(8,640)	2,358
Net Loss	$(18,271)	$(103,925)

Loss per share of Common Stock:
Basic and Diluted
Total Basic and Diluted Net Loss per share	$(0.54)	$(7.69)
Weighted average common shares outstanding - Basic and Diluted	34,053,847	13,510,667
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	August 2, 2025	May 3, 2025

ASSETS
Current assets:
Cash and cash equivalents	$7,340	$9,058
Receivables, net	161,974	98,077
Merchandise inventories, net	400,565	299,562
Textbook rental inventories	8,890	26,439
Prepaid expenses and other current assets	42,595	32,249
Total current assets	621,364	465,385
Property and equipment, net	38,588	40,229
Operating lease right-of-use assets	195,598	183,695
Intangible assets, net	73,904	78,241
Other noncurrent assets	21,374	22,735
Total assets	$950,828	$790,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236,520	$148,848
Accrued liabilities	69,725	65,853
Current operating lease liabilities	79,423	64,524
Total current liabilities	385,668	279,225
Long-term deferred taxes, net	2,567	1,135
Long-term operating lease liabilities	117,211	115,495
Other long-term liabilities	18,929	19,142
Long-term borrowings	170,000	103,100
Total liabilities	694,375	518,097
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued, 34,081,114 and 34,081,114 shares, respectively; outstanding, 34,053,847 and 34,053,847 shares, respectively	341	341
Additional paid-in capital	1,009,510	1,006,974
Accumulated deficit	(730,842)	(712,571)
Treasury stock, at cost	(22,556)	(22,556)
Total stockholders' equity	256,453	272,188
Total liabilities and stockholders' equity	$950,828	$790,285
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	August 2, 2025	July 27, 2024
		As Restated
Cash flows from operating activities:
Net loss	$(18,271)	$(103,925)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	9,185	13,071
Amortization of deferred financing costs	916	2,417
Loss on extinguishment of debt	—	55,233
Deferred taxes	1,432	17
Stock-based compensation expense	2,536	(863)
Changes in operating lease right-of-use assets and liabilities	4,711	4,345
Changes in other long-term assets and liabilities and other, net	788	1,156
Changes in other operating assets and liabilities, net:
Receivables, net	(63,897)	(53,143)
Merchandise inventories	(101,003)	(51,235)
Textbook rental inventories	17,549	22,672
Prepaid expenses and other current assets	(14,990)	2,537
Accounts payable and accrued liabilities	93,441	(35,784)
Changes in other operating assets and liabilities, net	(68,900)	(114,953)
Net cash flows used in operating activities	$(67,603)	$(143,502)
Cash flows from investing activities:
Purchases of property and equipment	$(3,736)	$(3,960)
Net change in other noncurrent assets	—	223
Net cash flows used in investing activities	$(3,736)	$(3,737)
Cash flows from financing activities:
Proceeds from borrowings	$163,300	$217,647
Repayments of borrowings	(96,400)	(160,696)
Proceeds from Private Equity Investment	—	50,000
Proceeds from Rights Offering	—	45,000
Payment of equity issuance costs	—	(9,524)
Payment of deferred financing costs	(1,900)	(3,669)
Purchase of treasury shares	—	(4)
Proceeds from principal stockholder expense reimbursement	—	1,190
Net cash flows provided by financing activities	65,000	139,944
Net decrease in cash, cash equivalents and restricted cash	(6,339)	(7,295)
Cash, cash equivalents and restricted cash at beginning of period	28,723	28,570
Cash, cash equivalents, and restricted cash at end of period	$22,384	$21,275

Supplemental cash flows information:
Cash paid during the period for:

Interest paid	$2,927	$4,732
Income taxes paid (net of refunds)	$185	$204
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share and share data)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 3, 2025	34,053,847	$341	$1,006,974	$(712,571)	27,267	$(22,556)	$272,188
Stock-based compensation expense			2,536				2,536
Net loss				(18,271)			(18,271)
Balance August 2, 2025	34,053,847	$341	$1,009,510	$(730,842)	27,267	$(22,556)	$256,453

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
As Restated	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$80,400
Stock-based compensation expense			(863)				(863)
Vested equity awards	2,923						—
Shares repurchased for tax withholdings for vested stock awards					429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900				50,000
Rights Offering	9,000,000	90	44,910				45,000
Equity issuance costs			(9,524)				(9,524)
Term Loan debt conversion	6,673,978	67	86,688				86,755
Principal stockholder expense reimbursement			1,940				1,940
Net loss				(103,925)			(103,925)
Balance July 27, 2024	26,235,303	$263	$922,743	$(750,671)	27,267	$(22,556)	$149,779
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)
Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to the "Company” refer to Barnes & Noble Education, Inc. ("BNED"), a Delaware corporation. References to “Barnes & Noble College” refer to the Company's college bookstore business operated through its subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to the Company's virtual bookstore and wholesale textbook distribution business operated through its subsidiary MBS Textbook Exchange, LLC.
This Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended May 3, 2025, which includes restated consolidated financial statements for certain interim periods within fiscal 2025 and for the fiscal year ended April 27, 2024.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. The Company is also a textbook wholesaler, and bookstore management hardware and software provider. The Company operates 1,143 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The Company provides product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. The Company offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.
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
The Barnes & Noble brand (licensed from the Company's former parent) along with the Company's subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing in the United States. The Company's large college footprint, reputation, and credibility in the marketplace not only support the Company's marketing efforts to universities, students, and faculty, but are also important to the Company's relationship with leading educational publishers who rely on the Company as one of their primary distribution channels.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The results of operations reflected in the Company's condensed consolidated financial statements are presented on a consolidated basis. The accompanying condensed consolidated financial statements reflect the Company's condensed consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. The Company had no other comprehensive income (loss) for the periods presented; accordingly, comprehensive income (loss) is equal to Net income (loss) on the Company's condensed consolidated statements of operations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position and the results of its operations and cash flows for the periods reported. All material intercompany accounts and transactions have been eliminated in consolidation.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended August 2, 2025 are not indicative of the results expected for the 52 weeks ending May 2, 2026.
Seasonality
The Company's business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. The Company's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in its fiscal calendar dates.
As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of the Company's products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of the Company's products by its customers for products ordered through the Company's websites and virtual bookstores. See Revenue Recognition and Deferred Revenue discussion below.
These shifts in timing may affect the comparability of the Company's results across periods. Sales attributable to the Company's wholesale business are generally highest in the Company's first, second and third quarters, as it sells textbooks and other course materials for retail distribution. See Revenue Recognition and Deferred Revenue discussion below.
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents and Restricted Cash
The Company considers all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
As of August 2, 2025 and May 3, 2025, the Company had cash and cash equivalents of $7,340 and $9,058, respectively. As of August 2, 2025 and May 3, 2025, the Company had restricted cash of $15,044 and $19,665, respectively, comprised of $12,688 and $17,332, respectively, in the prepaid expenses and other current assets line item in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B.A “Lids” for logo merchandise sales as per the Lids service provider merchandising agreement, and $2,356 and $2,333, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
Merchandise Inventories
Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of the Company's inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory represent write-downs that reduce the cost basis of the asset. These write-downs are based on the Company's history of liquidating non-returnable inventory, which includes certain assumptions, including markdowns and inventory aging.
Cost is determined primarily by the retail inventory method for the Company's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The related LIFO reserve was $6,446 to the Company's inventory balance as of August 2, 2025 and May 3, 2025, respectively.
For the Company's physical bookstores, the Company estimates and accrues inventory shortage for the period between the last physical count and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The physical bookstores fulfillment order is directed first to the Company's wholesale operations before other sources of inventory are utilized. The products that the Company sells originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
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
Leases
The Company recognizes lease assets and lease liabilities on the condensed Consolidated Balance Sheets for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification (“ASC”) Topic 842, Leases. The Company does not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). The Company recognizes lease expense for contracts with fixed lease payments on a straight-line basis over the contractual term. The Company recognizes variable lease payments as incurred. The Company recognizes lease expense related to its college and university contracts as cost of sales in the Company's Consolidated Statements of Operations and recognizes lease expense related to its various office spaces as selling and administrative expenses in the Company's Consolidated Statements of Operations. For additional information, see Note 11. Leases.
Revenue Recognition and Deferred Revenue
Product sales and rentals
The majority of the Company's revenue is derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of the Company's products is recognized at the point in time when control of the products is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. For additional information, see Note 4. Revenue.
Product revenue is recognized when the customer takes physical possession of the Company's products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of the Company's products by its customers for products ordered through the Company's websites and virtual bookstores. Wholesale product revenue is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of goods sold.
Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in the Company's consolidated financial statements. A software feature is embedded within the content of the Company's digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, the Company's performance obligation is complete.
Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in the Company's consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. The Company offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. The Company records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, the Company accelerates any remaining deferred rental revenue at the point of sale. Such buyouts have historically been, and continue to be, immaterial to the financial statements.
Revenue recognized for the Company's BNC First Day® offerings is consistent with its policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from the Company's school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts the Company's BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the Company's third quarter given the timing of the Spring Term and its quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The Company estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.
For sales and rentals involving third-party products, the Company evaluates whether it is acting as a principal or an agent. The Company's determination is based on the evaluation of whether the Company controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether the Company controls the specified goods or services prior to transferring them to the customer including whether it has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where the Company is the principal, the Company recognizes revenue on a gross basis; for transactions in which the Company is an agent to a third-party, the Company recognizes revenue on a net basis.
The Company's logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, and the Company recognizes commission revenue earned for these sales on a net basis in its consolidated financial statements.
The Company does not have gift card or customer loyalty programs, however, it does accept Barnes & Noble Booksellers ("B&N") gift cards, and sells third-party gift cards, including B&N gift cards in its stores. The Company will be launching a gift card program in fiscal 2026. The Company does not treat any promotional offers as expenses. Sales tax collected from its customers is excluded from reported revenues. The Company's payment terms are generally 30 days and do not extend beyond one year.
Service and other revenue
Service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within the Company's physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.
Brand marketing agreements often include multiple performance obligations which are individually negotiated with the Company's customers. For these arrangements that contain distinct performance obligations, the Company allocates the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and over time for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.
Cost of Sales
The Company's cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to the Company's college and university contracts and other facility related expenses.
Selling and Administrative Expenses
The Company's selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and professional services.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company regularly reviews deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary. For additional information, see Note 15. Income Taxes.
Accounting Pronouncements
Recently issued accounting pronouncements
There were no new accounting pronouncements issued during the quarter ended August 2, 2025 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Recently Issued Accounting Pronouncements Adopted
In September 2025, Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), "Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract.
The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective May 4, 2025, the first day of fiscal 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements. See Note 9. Derivative for further discussion.
Note 3. Restatement of Previously Issued Financial Statements
As previously disclosed in the Company’s annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025 (the "Annual Report"), the Audit Committee of the Board of Directors, with the assistance of independent advisors, conducted an investigation into certain accounting matters (the "Investigation"). As a result of the Investigation and additional accounting matters identified during the preparation of the Company’s consolidated financial statements for the fiscal year ended May 3, 2025, management concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended April 27, 2024, and the unaudited interim consolidated financial statements for the quarterly and year-to-date periods within the fiscal years ended May 3, 2025 and April 27, 2024 should no longer be relied upon.
The restatement corrects errors related to (i) the recording of cost of digital sales, (ii) the accounting for certain store operating agreements in accordance with Accounting Standards Codification 842, Leases, and (iii) the write-off of aged textbook rental inventory, as well as certain other immaterial errors identified in the course of the fiscal year 2025 audit. These errors resulted in misstatements to cost of sales, depreciation and amortization expense, other (income) expense, income tax expense, operating lease right-of-use assets and liabilities, deferred income taxes, property, and equipment, other long-term liabilities, additional paid-in capital, accumulated deficit, and certain working capital balances.
The quantitative impact of the restatement on the Company’s consolidated statements of operations, balance sheets, and cash flows for the fiscal year ended April 27, 2024 is presented in Note 3, Restatement of Previously Issued Audited Consolidated Financial Statements, in the Annual Report. The quantitative impact of the restatement on the unaudited interim quarterly and year-to-date periods within the fiscal years ended May 3, 2025 and April 27, 2024 are presented in Note 21, Restatement of Quarterly Financial Information (Unaudited), in the Company’s Annual Report.
The restatement did not result in any changes to the classification of cash flows among operating, investing, or financing activities. The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the restated amounts for all applicable prior periods presented and are prepared on a basis consistent with the restated consolidated financial statements included in the Annual Report.
Note 4. Revenue
Revenue from sales of the Company's products and services is recognized either at the point in time when control of the products is transferred to its customers or over time as services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products or services.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information related to the Company's revenue recognition policies.
Disaggregation of Revenue
The following table disaggregates the revenue associated with the Company's major product and service offerings:

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

	13 weeks ended
	August 2, 2025	July 27, 2024
Product and Other Sales
Course Materials Product Sales	$157,598	$131,429
General Merchandise Product Sales (a)	97,710	98,039
Service and Other Revenue (b)	18,871	21,458
Product and Other Sales sub-total	274,179	250,926
Course Materials Rental Income	13,981	12,505
Total Sales	$288,160	$263,431
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before the Company has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.3 million and $0.6 million for August 2, 2025 and May 3, 2025, respectively, on the Company's condensed Consolidated Balance Sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which the Company has received consideration and consists of its deferred revenue liability (deferred revenue). Deferred revenue consists of the following:
•advanced payments from customers related to textbook rental performance obligations, which are recognized ratably over the terms of the related rental period;
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to the Company's partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids, as discussed in Note 6. Equity - Sale of Treasury Shares.

The following table presents changes in deferred revenue associated with the Company's contract liabilities:

	As of
	August 2, 2025	May 3, 2025
Deferred revenue at the beginning of period	$13,565	$14,892
Additions to deferred revenue during the period	20,721	180,174
Reductions to deferred revenue for revenue recognized during the period	(18,824)	(181,501)
Deferred revenue balance at the end of period:	$15,462	$13,565
Balance Sheet classification:
Accrued liabilities	$12,402	$10,410
Other long-term liabilities	3,060	3,155
Deferred revenue balance at the end of period	$15,462	$13,565

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 5. Segment Reporting
The Company identifies its segments in accordance with the way its business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. Following the change in Chief Executive Officer and financing transactions in June 2024, the Company streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current Chief Executive Officer (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, the Company combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
The CODM reviews financial information on a consolidated basis to evaluate operational performance, allocate resources, and assess trends over time. The CODM uses Net income (loss) as the primary measure of segment profit or loss. In evaluating performance, the CODM also reviews significant expense categories, including adjusted cost of sales, payroll expense, contract payments, direct and indirect expenses, which are considered material to understanding the segment’s financial results.
This measure provides a consistent basis for strategic decision-making, budgeting, and performance evaluation, reflecting the segment’s contribution to the Company’s overall financial results. Segment assets are not used by the CODM for evaluating performance as presented on the Company's Consolidated Balance Sheet.
The following table presents sales, profitability, and significant expense information about the Company's segment.

	13 weeks ended
	August 2, 2025		July 27, 2024
			As Restated
Sales	$288,160		$263,431
Adjusted Cost of sales	185,764	(a)	175,198

Payroll expense	49,633		49,395
Contract payments	38,872		38,080
Direct expenses	23,045		23,068
Indirect expenses	794		580
Other segment expenses, net	8,323	(b)	81,035
Net loss	$(18,271)		$(103,925)
(a) Adjusted Cost of sales includes all cost of sales presented in the Statement of Operations, adjusted for contract payments and other various expenses.
(b) Other segment expenses, net, represents GAAP income statement line items that are not considered to be significant segment expenses. These items primarily include stock-based compensation, depreciation and amortization, impairment, other (income) expense, loss on extinguishment of debt, interest income and expense, and income tax expense (benefit).

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 6. Equity
Stock Authorization
As of August 2, 2025, the Company's authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of August 2, 2025, 34,081,114 shares of the Company's common stock were issued, of which 34,053,847 shares were outstanding, and 0 shares of the Company's preferred stock were both issued and outstanding. The Company's common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED”.
On October 5, 2023, the Company's stockholders approved an amendment and restatement of the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,500,000 of the Company's Common Stock. The Company has reserved an aggregate of 2,179,093 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan.
On June 5, 2024, the Company's stockholders approved an amendment to its Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares.
On June 10, 2024, the Company completed various transactions (the "Transactions"), including an equity rights offering (the "Rights Offering"), private equity investment (the "Private Investment"), a term loan debt conversion (the "Term Loan Debt Conversion"), and credit facility refinancing (the "A&R Credit Facility Refinancing") to substantially deleverage the Company's Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs.
On September 18, 2024, the Company's stockholders (1) approved the Company’s Amended and Restated Certificate of Incorporation to decrease the aggregate number of authorized shares of the Company's Common Stock from 10,000,000,000 shares to 200,000,000 shares; and (2) approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 2,000,000 shares of the Company's Common Stock, for an aggregate total of 2,179,093 shares (post-Reverse Stock split as described below).
At-the-Market Equity Offerings
On September 19, 2024, the Company entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which it sold the maximum of $40.0 million of the Company's Common Stock. from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon the Company's instructions (including as to price, time or size limits or other customary parameters or conditions). The Company paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the September ATM Sales Agreement. The Company was not obligated to make any sales of Common Stock under the September ATM Sales Agreement.
On December 20, 2024, the Company entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which it sold the maximum of $40.0 million of the Company's Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon the Company's instructions (including as to price, time or size limits or other customary parameters or conditions). The Company paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. The Company was not obligated to make any sales of Common Stock under the December ATM Sales Agreement.
Reverse Stock Split
On June 11, 2024, the Company completed a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 1-for-100 (the “Reverse Stock Split”), which was previously approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the Common Stock issued and outstanding was converted into one share of the Company’s Common Stock. No change was made to the trading symbol for the Company’s shares of Common Stock, “BNED,” in connection with the Reverse Stock Split. The Reverse Stock Split was part of the

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Company’s plan to regain compliance with the minimum bid price requirement of $1.00 per share required to maintain continued listing on the NYSE.
The Reverse Stock Split reduced the number of shares of the Company’s outstanding Common Stock from approximately 2,620,495,552 shares (as of the date June 11, 2024, when including issuances pursuant to the transactions) to approximately 26,204,956 shares, subject to adjustment for rounding.
The Reverse Stock Split affected all issued and outstanding shares of Common Stock. All outstanding options and restricted stock units, and other securities entitling their holders to purchase or otherwise receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity compensation plans was also appropriately adjusted. Following the Reverse Stock Split, the par value of the Common Stock remained unchanged at $0.01 per share. The Reverse Stock Split did not change the authorized number of shares of Common Stock or preferred stock. No fractional shares were issued in connection with the reverse split; instead any fractional shares as a result of the Reverse Stock Split were rounded up to the next whole number of post-split shares of Common Stock.
Repurchase of Shares
On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50,000 in the aggregate, of the Company's outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended August 2, 2025, the Company did not purchase shares under the stock repurchase program. As of August 2, 2025, approximately $26,669 remains available under the stock repurchase program.
Note 7. Income (Loss) Per Share
Basic EPS is computed based upon the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of the Company's Common Stock for the period. The Company includes participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. The Company's participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted Common Stock. The two-class method of computing net income (loss) per share is an allocation method that calculates net income (loss) per share for Common Stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.
On June 10, 2024, we completed various the Transactions to substantially deleverage the Company's Consolidated Balance Sheet. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the Company's Common Stock, as of such time, the weighted average shares outstanding and basic and diluted income (loss) per share were adjusted retroactively to reflect the bonus element of the Rights Offering for all periods presented by a factor of 5.03.
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
Weighted average shares of Common Stock for both basic and diluted, prior to giving effect to the bonus element of the Rights Offering and the Reverse Stock Split was 34,053,847, and 13,510,667, respectively, for the 13 weeks ended August 2, 2025 and 13 weeks ended July 27, 2024. The weighted average common shares and loss per common share reflect the bonus element resulting from the Rights Offering and the Reverse Stock Split for all periods presented on the consolidated statements of operations.
The following is a reconciliation of the basic and diluted income (loss) per share calculation:

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

	13 weeks ended
	August 2, 2025	July 27, 2024
Numerator for basic net income (loss) per share:		As Restated
Loss, net of tax	$(18,271)	$(103,925)

Denominator for basic net income (loss) per share:
Basic and diluted weighted average shares of Common Stock (a)	34,053,847	13,510,667

Loss per share of Common Stock:
Loss per share Common Stock:
Net loss per share - Basic and Diluted	$(0.54)	$(7.69)

(a) During the 13 weeks ended August 2, 2025 and July 27, 2024, weighted-average shares of 623,003 and 42,108, respectively, were excluded from the diluted net income (loss) per share calculation as their inclusion would have been antidilutive.
Note 8. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.
Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions
The Company's financial instruments include cash and cash equivalents, receivables, accrued liabilities, accounts payable, and long-term debt. The fair values of cash and cash equivalents, receivables, accrued liabilities, and accounts payable approximate their carrying values because of the short-term nature of these instruments, which are all considered Level 1 within the fair value hierarchy. The fair value of the Company's long-term debt approximates its carrying value and is classified as Level 2, as it is estimated using observable market inputs such as current interest rates and credit spreads for similar instruments. See Note 9. Derivative, for fair value information about the derivative instrument that is fair valued using Level 3 inputs.
Non-Financial Assets
The Company measures certain non-financial assets and liabilities at fair value on a nonrecurring basis in accordance with ASC 820. These assets are subject to fair value remeasurement only when specific triggering events occur, such as indicators of impairment or classification as held for sale. The Company's non-financial assets include property and equipment, operating lease right-of-use assets, and intangible assets. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
Non-Financial Liabilities
We granted phantom share units as long-term incentive awards which are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards is remeasured at the end of each reporting period through settlement using a Black-Scholes option-pricing model, which incorporates significant inputs including the risk-free interest rate, expected volatility, expected dividend yield, and expected term or vesting period. As of May 3, 2025, all phantom share units have been settled or forfeited. For additional information, see Note 13. Long-Term Incentive Compensation Expense.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 9. Derivative
In April 2025, the Company entered into a Participation Interest Purchase Agreement (the “Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid the Company $12,625 in exchange for a participation interest in the proceeds of a specified litigation claim. The Agreement is non-recourse to the Company with respect to financial risk, and Jefferies’ entitlement to payment is limited to proceeds, if any, received from the litigation.
The Company has continuing contractual obligations under the Agreement, including remaining the plaintiff of record, cooperating with Jefferies and its counsel, providing access to litigation-related documents, and complying with certain settlement-related provisions. These obligations are protective in nature and are intended to preserve Jefferies’ contractual rights; however, they do not require the Company to repay amounts received, provide services, or otherwise create a debt obligation.
Effective May 4, 2025, the first day of the Company’s fiscal year 2026, the Company early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. Upon adoption, the Agreement no longer met the definition of a derivative under ASC 815, as the arrangement qualifies for the scope exception for litigation funding arrangements that do not create or modify debt.
Accordingly, upon adoption, the previously recognized derivative liability was reclassified to deferred income within other long-term liabilities, and the Agreement is accounted for under ASC 470, Debt, as deferred income. The deferred income will be recognized in earnings when the related litigation is resolved and proceeds, if any, are distributed.
The guidance was applied using a modified retrospective approach, resulting in the reclassification of the derivative liability to deferred income as of the adoption date. The cumulative-effect adjustment to retained earnings upon adoption was immaterial. No amounts related to this arrangement are subject to recurring fair-value measurement subsequent to adoption.
Note 10. Debt

		As of
	Maturity Date	August 2, 2025	May 3, 2025
Credit Facility	June 9, 2028	$170,000	$103,100
Total debt		$170,000	$103,100
Balance Sheet classification:
Long-term borrowings		$170,000	$103,100
Total debt		$170,000	$103,100

Transactions
On June 10, 2024, the Company completed a series of Transactions, which together substantially deleveraged the Company’s Consolidated Balance Sheet.
In connection with the Transactions, the Company received gross proceeds of $95,000 of new equity capital, consisting of a $50,000 private investment led by Immersion Corporation and a $45,000 fully backstopped equity rights offering, resulting in approximately $85,500 of net cash proceeds after transaction costs. In addition, approximately $34,000 of outstanding principal and accrued interest under the Company’s term loan was converted into common stock. The Company also refinanced its revolving credit facility, providing access to a $325,000 facility maturing in 2028.
Credit Facility
In connection with the timing of the Company’s financial statement filings, the Company entered into a series of limited consent and waiver agreements with the lenders under its asset-based revolving credit facility (the “Credit Facility”) to extend certain financial reporting deadlines. These waivers related solely to the timing of the Company’s filings and did not arise from noncompliance with any financial covenants. The Investigation and related restatement of the Company’s previously issued financial statements have been completed.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

On August 8, 2025, the Company and the administrative agent entered into a limited consent and waiver providing a 75-day extension of the applicable reporting deadlines to October 22, 2025, in exchange for a fee equal to 0.10% of the aggregate revolving commitments. On October 21, 2025, the Company exercised an additional 45-day extension option under the waiver, extending the reporting deadline to December 6, 2025, in exchange for an additional fee equal to 0.10% of the revolving commitments. On December 5, 2025, the Company entered into a Second Limited Consent and Waiver, further extending the reporting deadlines to January 20, 2026, in exchange for an additional fee equal to 0.10% of each consenting lender’s revolving commitment.
During the applicable extension periods, the Company was subject to certain customary conditions, including enhanced reporting requirements, periodic update calls with lenders, and a minimum excess availability requirement of $30,000. Failure to comply with these conditions would have constituted an event of default.
On June 10, 2024, the Company amended, restated and extended the maturity of its existing asset-based revolving A&R Credit Agreement with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto, as amended and restated, the A&R Credit Agreement. Pursuant to the A&R Credit Agreement, the lenders committed to provide the Company with a four-year asset-based revolving credit facility with aggregate revolving commitments of up to $325 million and a maturity date of June 9, 2028.
Borrowings under the A&R Credit Facility may be used for general corporate purposes, including seasonal working capital needs. The Company has interest-only obligations under the A&R Credit Facility until maturity, at which time all outstanding principal is due and payable. Interest accrues, at the Company’s election, either (i) at a rate based on the Secured Overnight Financing Rate (“SOFR”), subject to a floor of 2.50%, plus an applicable margin of 3.50%, or (ii) at an alternate base rate, subject to a floor of 3.50%, plus an applicable margin of 2.50%. The applicable margins may be reduced by 0.25% upon achievement of certain financial performance thresholds, as defined in the A&R Credit Agreement.
The A&R Credit Agreement contains customary negative covenants and financial maintenance covenants, including minimum availability, a consolidated fixed charge coverage ratio, and a consolidated EBITDA requirement, each as defined in the agreement. The A&R Credit Facility is secured by substantially all of the Company’s inventory, accounts receivable and related assets, constituting an all-assets lien, subject to customary exclusions.
As of August 2, 2025, and as of the issuance date of the Company’s most recent Form 10-Q, the Company was in compliance with all covenants under the A&R Credit Facility.
Term Loan
On June 10, 2024, the Company’s existing Term Loan Credit Agreement (the "Term Loan"), dated June 7, 2022, with TopLids LendCo, LLC and Vital Fundco, LLC (the “Term Loan”), was terminated in connection with the conversion of approximately $34,000 of outstanding principal and accrued and unpaid interest into shares of the Company’s Common Stock (the “Term Loan Debt Conversion”). As a result of the conversion, the Term Loan and all related agreements were extinguished.
The Company recognized a loss on extinguishment of debt of $55,233 in connection with the Term Loan Debt Conversion, representing the excess of the fair value of the Common Stock issued over the net carrying amount of the Term Loan, including unamortized deferred financing costs. The conversion resulted in financing noncash activity totaling $86,755. See Note 6. Equity.
The Term Loan had an original principal amount of $30,000 and was scheduled to mature on April 7, 2025. Proceeds from the Term Loan were used for working capital and related fees and expenses.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the condensed Consolidated Balance Sheets, and are subsequently amortized ratably over the term of the respective debt.

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	August 2, 2025	May 3, 2025
Credit Facility - Other noncurrent assets	June 9, 2028	$10,681	$11,597
Total deferred financing costs		$10,681	$11,597

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Interest
The following table disaggregates interest expense:

	13 weeks ended
	August 2, 2025	July 27, 2024
Interest Incurred
Credit Facility	$2,839	$4,784
Term Loan	—	453
Total Interest Incurred	$2,839	$5,237
Amortization of Deferred Financing Costs
Credit Facility	$916	$2,267
Term Loan	—	150
Total Amortization of Deferred Financing Costs	$916	$2,417
Interest income	$(10)	$(36)
Total Interest Expense, net	$3,745	$7,618
Cash interest paid during the 13 weeks ended August 2, 2025 and July 27, 2024 was $2,927 and $4,732, respectively.
Note 11. Leases
Lease assets and lease liabilities are recognized on the condensed Consolidated Balance Sheets for substantially all lease arrangements based on the present value of future lease payments as required by ASC 842, Leases. The lease portfolio consists of operating leases comprised of operating agreements which grant the Company the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. There is one immaterial finance lease and no short-term leases (i.e., those with a term of twelve months or less).
A right of use (“ROU”) asset and lease liability are recognized in the condensed Consolidated Balance Sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. Lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, lease expense is recognized on a straight-line basis over the lease term. For variable commissions, lease expense is recognized as incurred. The Company's lease agreements do not contain any material residual value guarantees, material restrictions or covenants.
Incremental borrowing rates are used to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable. An estimated collateralized incremental borrowing rate is applied as of the effective date or the commencement date of the lease, whichever is later.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following tables summarize lease expenses:

	13 weeks ended
	August 2, 2025	July 27, 2024
		As Restated
Variable lease expense	$25,212	$20,725
Operating lease expense	12,735	16,279
Net lease expense	$37,947	$37,004
The following table summarizes the Company's minimum fixed lease obligations, excluding variable commissions:

As of August 2, 2025
Remainder of Fiscal 2026	$71,955
Fiscal 2027	38,950
Fiscal 2028	32,598
Fiscal 2029	29,376
Fiscal 2030	22,920
Thereafter	24,415
Total lease payments	220,214
Less: imputed interest	(23,580)
Operating lease liabilities at period end	$196,634
Future lease payment obligations related to leases that were entered into, but did not commence as of August 2, 2025, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following summarizes additional information related to the Company's operating leases:

	As of
	August 2, 2025	July 27, 2024
		As Restated
Weighted average remaining lease term (in years)	4.6 years	4.1 years
Weighted average discount rate	5.6%	4.2%

Supplemental cash flow information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,808	$10,125
Operating cash flows from financing leases	$14	$—
ROU assets obtained in exchange for lease obligations:
Operating leases	$25,564	$13,287
Note 12. Supplementary Information
Other (Income) Expense
During the 13 weeks ended August 2, 2025, the Company recognized other (income) expense totaling $1,497, comprised of Investigation related costs.
During the 13 weeks ended July 27, 2024, the Company recognized other expense totaling $3,618, comprised primarily of $1,963 of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, $1,091 related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives ($1,506 is included in accrued liabilities in the condensed Consolidated Balance Sheet as of July 27, 2024) and $528 for legal and advisory professional service costs for restructuring and process improvements and other charges. The Company recognized an increase to additional paid in capital on the condensed Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
Note 13. Long-Term Incentive Compensation Expense
During the 13 weeks ended August 2, 2025, the Company did not grant any long-term incentive plan awards. The Company recognizes compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended
	August 2, 2025	July 27, 2024
Stock-based awards
Restricted stock expense	$200	$—
Restricted stock units expense	178	(16)
Performance share units expense	2,130	—
Stock option expense	28	(847)
Sub-total stock-based awards:	$2,536	$(863)
Cash settled awards
Phantom share units expense	$—	$(5)
Total compensation expense for long-term incentive awards(a)	$2,536	$(868)
(a) The long-term incentive plan for the 13 weeks ended July 27, 2024 was impacted due to forfeitures of $1,562 resulting from the resignation of the Company's former Chief Executive Officer on June 11, 2024.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Total unrecognized compensation cost related to unvested awards as of August 2, 2025 was $8,737 and is expected to be recognized over a weighted-average period of 1.83 years.
Note 14. Employee Benefit Plans
The Company sponsors defined contribution plans for the benefit of substantially all of the employees of BNC. The Company is responsible to fund the employer contributions directly. The 401(k)-retirement savings plan provides an annual end of plan year discretionary match, in lieu of the current pay period match. Total employee benefit expense for these plans was $0 for the 13 weeks ended August 2, 2025 and July 27, 2024, respectively.
Note 15. Income Taxes
The Company recorded an income tax benefit of $(8,640) on pre-tax loss of $(26,911) during the 13 weeks ended August 2, 2025, which represented an effective income tax rate of 32.1% and an income tax expense of $2,358 on pre-tax loss of $(101,567) during the 13 weeks ended July 27, 2024, which represented an effective income tax rate of (2.3)%. The effective tax rate for the 13 weeks ended August 2, 2025 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of August 2, 2025, the Company determined that it was more likely than not that it would not realize all deferred tax assets and the Company's tax rate for the current fiscal year reflects this determination. The Company will continue to evaluate this position.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024, we may have experienced an ownership change as defined by Sections 382 and 383. The Company conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impacts the utilization of the Company's tax attributes including its $211,913 NOL carryforwards, $60,195 disallowed interest expense carryforwards, and $1,071 tax credit carryforwards as of May 3, 2025. The Company anticipates that $63,092 of these tax attributes may be made available during the first five years following the ownership change on June 10, 2024, which would be able to offset future taxable income.

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
Overview
Restatement of Previously Issued Consolidated Financial Statements
The accompanying condensed consolidated financial statements and related disclosures reflect the restatement of the Company’s previously issued consolidated financial statements and interim financial information, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025 (the “Annual Report”). The restatement corrected errors primarily related to the accounting for cost of digital sales and lease arrangements associated with the Company’s store operating agreements.
The restatement was completed and fully reflected in the Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025, including the restated consolidated financial statements for fiscal 2024 and the restated unaudited quarterly financial information for affected interim periods. Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, and Note 21, Restatement of Quarterly Financial Information (Unaudited), in the Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025, for a complete description of the nature and impact of the restatement.
There have been no additional restatements or revisions to previously issued financial statements since the filing of the Annual Report.
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, and inventory management hardware and software providers. We operate 1,143 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first quarter of 2026, and we continue to expand participation across our partner schools.
We expect to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand our e-commerce capabilities and accelerate such capabilities through our service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (and together with Fanatics, referred to herein as the “F/L Relationship”), win new accounts, and expand our revenue opportunities through strategic relationships. We expect gross comparable store general merchandise sales to increase over the long term, as our product assortments continue to emphasize and reflect changing consumer trends, and we evolve our presentation concepts and merchandising of products in stores and online, which we expect to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on our behalf as our service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business.

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
For additional information related to our business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025.
BNC First Day® Affordable Access Course Material Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
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
Offering course materials through our affordable access, First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first quarter of 2026, and we continue to expand participation across our partner schools.
The following table summarizes our BNC First Day® sales for the 13 weeks ended August 2, 2025 and July 27, 2024:

Dollars in millions	13 weeks ended
	August 2, 2025	July 27, 2024	Var $	Var %
		As Restated
First Day Complete Sales	$52.8	$34.7	$18.1	52.2%
First Day Sales	$61.6	46.7	$14.9	31.9%
Total BNC First Day® Sales	$114.4	$81.4	$33.0	40.5%
Financing Arrangements
On June 10, 2024, we completed various transactions (the "Transactions"), including an equity rights offering (the "Rights Offering"), private equity investment (the "Private Investment"), a term loan debt conversion (the "Term Loan Debt Conversion"), and credit facility refinancing (the "A&R Credit Facility Refinancing"), to substantially deleverage our Consolidated Balance Sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95.0 million of new equity capital through a $50.0 million new Private Investment led by Immersion and a $45.0 million Rights Offering. The Private Investment and Rights Offering infused approximately $85.5 million of net cash proceeds after transaction costs. The transactions resulted in Immersion obtaining a controlling interest in the Company.
•Our existing Term Loan lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock (the "Term Loan Debt Conversion"). We recognized a loss on extinguishment of debt of $55.2 million in the condensed consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated.
•We refinanced our existing Credit Facility providing access to a $325.0 million facility maturing in 2028. The new Credit Facility Refinancing has meaningfully enhanced our financial flexibility and reduced our annual interest expense.
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
Segments
We identify our segments in accordance with the way our business is managed. During the 26 weeks ended October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. Following the change in Chief Executive Officer and financing transactions in June 2024, we streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current Chief Executive Officer (the current Chief Operating Decision Maker ("CODM") assesses performance and allocates resources, we combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
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
Product sales are recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in our condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
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
•Economic Environment: General merchandise sales are subject to short-term fluctuations driven by the broader retail environment and other economic factors, such as interest rate fluctuations, and inflationary considerations. Broader macro-economic global supply chain issues could impact our ability to source textbooks, school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing. Union and labor market issues may also impact our ability to provide services and products to our customers. A significant reduction in U.S. economic activity could lead to decreased consumer spending.
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Spring and Fall of 2025, we observed increased year-over-year enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18 to 24 year-old college age. Online degree program enrollments continue to grow, which impacts the level of in-store traffic for general merchandise sales, just as for cafe and convenience products.
•Regulatory Trends: In 2025, numerous actions and proposals by the federal government have created uncertainty for public and private college institutions, as well as their students. These actions and proposals include: restrictions on issuances of student visas, deportation of foreign students; reduced federal funding for colleges and universities; and reductions to, or the elimination of, student loan programs and potentially the elimination of the U.S. Department of Education itself. Should any of these actions and policies move forward, they, or even the threat of these actions continue, could negatively impact student enrollment at U.S. colleges and universities, decrease operating budgets, and adversely affect our business and operating results and financial condition.
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
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon our wholesale business' ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day Complete affordable access course material program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day Complete and First Day Models. Offering course materials sales through our affordable access, First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day® programs offsets declines in a la carte courseware sales and closed store sales. We continue to move quickly to accelerate our First Day Complete and First Day strategy. Institutions continued to adopt our BNC First Day® programs during the first quarter of fiscal 2026. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
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
For additional discussion of our trends and other factors affecting the Company's business, see Part I - Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.

Results of Operations
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
Our sales are primarily derived from the sale of course materials, which include new, used, rental and digital textbooks and general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Our rental income is primarily derived from the rental of physical textbooks. We also derive revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, and other services.
Our cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.
Our selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and professional services.

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
Sales:		As Restated
Product sales and other	$274,179	$250,926
Rental income	13,981	12,505
Total sales	$288,160	$263,431

Gross profit	$55,377	$44,996

Loss before income tax	$(26,911)	$(101,567)

Net loss	$(18,271)	$(103,925)

Adjusted Net loss (non-GAAP) (a)	$(15,784)	$(101,170)

Adjusted EBITDA (non-GAAP) (a)	$(11,494)	$(22,890)
(a)Adjusted Income (Loss) and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Results of Operations - 13 weeks ended August 2, 2025 compared with the 13 weeks ended July 27, 2024

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
Sales:		As Restated
Product sales and other	$274,179	$250,926
Rental income	13,981	12,505
Total sales	288,160	263,431
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	225,363	211,385
Rental cost of sales	7,420	7,050
Total cost of sales	232,783	218,435
Gross profit	55,377	44,996
Selling and administrative expenses	67,861	67,023
Depreciation and amortization expense	9,185	13,071
Other (income) expense	1,497	3,618
Operating loss	$(23,166)	$(38,716)

Percentage of Total Sales:	13 weeks ended
	August 2, 2025	July 27, 2024
		As Restated
Sales:
Product sales and other	95.1%	95.3%
Rental income	4.9	4.7
Total sales	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	82.2	84.2
Rental cost of sales (a)	53.1	56.4
Total cost of sales	80.8	82.9
Gross margin	19.2	17.1
Selling and administrative expenses	23.5	25.4
Depreciation and amortization expense	3.2	5.0
Other (income) expense	0.5	1.4
Operating loss	(8.0)%	(14.7)%
(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Overview
First quarter fiscal year 2026 revenue increased by 9.4%, or $24.8 million, from last year to $288.2 million, primarily driven by growth in our BNC First Day® programs partially offset by a decrease in physical and virtual locations, some of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $34.6 million, or 13.0%, during the quarter, driven by revenues from BNC First Day programs which increased by $33.0 million, or 40.5%, helping to offset much of the decline from closed stores in total revenue. Income increased by $85.6 million, or 82.4% to $(18.3) million, compared to $(103.9) million in the prior year. Adjusted EBITDA improved by $11.4 million, or 49.8%, to $(11.5) million from $(22.9) million last year, primarily due increased sales from growth in our BNC First Day® programs.

Sales
The following table summarizes our sales for the 13 weeks ended August 2, 2025 and July 27, 2024:

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024	Var $	Var %
Product sales and other	$274,179	$250,926	$23,253	9.3%
Rental income	13,981	12,505	$1,476	11.8%
Total Sales	$288,160	$263,431	$24,729	9.4%
Sales increased during the first quarter of fiscal year 2026 from last year, primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs as well as the calendar shifts discussed above, offset by lower sales resulting from closed stores. The components of the sales variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	August 2, 2025
New stores	$8.7
Closed stores	(11.9)
Comparable stores (a)	34.0
Textbook rental deferral	(3.3)
Other (b)	(2.8)
Total sales variance:	$24.7
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

The following is a store count summary for physical stores and virtual stores.

	13 weeks ended
	August 2, 2025			July 27, 2024
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	653	493	1,146	707	538	1,245
Opened	32	7	39	19	11	30
Closed	28	14	42	69	42	111
End of period	657	486	1,143	657	507	1,164
During the 13 weeks ended August 2, 2025, we opened 39 stores and closed 42 stores. The Company’s strategic initiative is to close under-performing and less profitable stores.
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus traffic, and an increase in the number and timing of on campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Our total sales increased by $24.8 million, or 9.4%, to $288.2 million during the 13 weeks ended August 2, 2025 from $263.4 million during the 13 weeks ended July 27, 2024.
•Product sales and other increased by $23.3 million, or 9.3%, to $274.2 million during the 13 weeks ended August 2, 2025 from $250.9 million during the 13 weeks ended July 27, 2024.
◦Course material product sales increased by $26.2 million, or 19.9%, to $157.6 million during the 13 weeks ended August 2, 2025, compared to $131.4 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales, primarily due to organic growth in our BNC First Day® programs and the shift between the fiscal and academic calendars, which increased by $33.0 million, or 40.5%, to $114.4 million, offset by lower sales resulting from closed stores.

Dollars in millions	13 weeks ended
	August 2, 2025	July 27, 2024	Var $	Var %
First Day Complete Sales	$52.8	$34.7	$18.1	52.2%
First Day Sales	61.6	$46.7	$14.9	31.9%
Total BNC First Day® Sales	$114.4	$81.4	$33.0	40.5%

◦Gross Comparable Store Sales for course materials increased by $36.7 million, or 24.1%, compared to the prior year period as discussed below.
◦General merchandise product net sales decreased by $0.3 million, or 0.3%, to $97.7 million, compared to $98.0 million in the prior year period, primarily due to lower emblematic product sales. Gross Comparable Store Sales for general merchandise decreased by $2.1 million, or 1.8%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $2.6 million, or 12.1%, to $18.9 million, compared to $21.5 million in the prior year period, primarily due to lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $1.5 million, or 11.8%, to $14.0 million during the 13 weeks ended August 2, 2025 from $12.5 million during the 13 weeks ended July 27, 2024 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
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
The increase in course material sales was primarily due to the growth of BNC First Day® affordable access course material programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower logo sales, graduation product sales due to timing of graduation events shifting to fourth quarter of 2025 from the first quarter of 2026.
Gross Comparable Store Sales variances by category for the 13 week periods are as follows:

	13 weeks ended
Dollars in millions	August 2, 2025		July 27, 2024
Textbooks (Course Materials)	$36.7	24.1%	$16.3	11.8%
General Merchandise	(2.1)	(1.8)%	(7.5)	(5.9)%
Total Gross Comparable Store Sales	$34.6	13.0%	$8.8	3.3%

Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 80.8% during the 13 weeks ended August 2, 2025 compared to 82.9% during the 13 weeks ended July 27, 2024. Our gross margin increased by $10.4 million, or 23.1%, to $55.4 million, or 19.2% of sales, during the 13 weeks ended August 2, 2025 from $45.0 million, or 17.1% of sales during the 13 weeks ended July 27, 2024.

The following table summarizes the cost of sales for the 13 weeks ended August 2, 2025 and July 27, 2024:

	13 weeks ended
Dollars in thousands	August 2, 2025	% of Related Sales	July 27, 2024	% of Related Sales
			As Restated
Product and other cost of sales	$225,363	82.2%	$211,385	84.2%
Rental cost of sales	7,420	53.1%	7,050	56.4%
Total Cost of Sales	$232,783	80.8%	$218,435	82.9%
The following table summarizes the gross margin for the 13 weeks ended August 2, 2025 and July 27, 2024:

	13 weeks ended
Dollars in thousands	August 2, 2025	% of Related Sales	July 27, 2024	% of Related Sales
			As Restated
Product and other gross margin	$48,816	17.8%	$39,541	15.8%
Rental gross margin	6,561	46.9%	5,455	43.6%
Gross Margin	$55,377	19.2%	$44,996	17.1%
For the 13 weeks ended August 2, 2025, the gross margin as a percentage of sales increased as discussed below:
•For the 13 weeks ended August 2, 2025, Product and other gross margin increased (200 basis points), primarily due to lower contract costs as a percentage of sales (140 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed, and higher margin rates (60 basis points) for course materials.
•For the 13 weeks ended August 2, 2025, the Rental gross margin as a percentage of sales increased driven primarily by lower rental margin rates, offset by lower contract costs as a percentage of sales related to our college and university contracts.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	August 2, 2025	% of Sales	July 27, 2024	% of Sales
			As Restated
Total Selling and Administrative Expenses	$67,861	23.5%	$67,023	25.4%
During the 13 weeks ended August 2, 2025, selling and administrative expenses increased by $0.9 million, or 1.3%, to $67.9 million from $67.0 million during the 13 weeks ended July 27, 2024. This increase was primarily due to a $3.5 million increase in incentive plan expense, partially offset by $1.1 million decrease in payroll and related operating costs, and cost savings initiatives.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	August 2, 2025	% of Sales	July 27, 2024	% of Sales
			As Restated
Total Depreciation and Amortization Expense	$9,185	3.2%	$13,071	5.0%
Depreciation and amortization expense decreased by $3.9 million, to $9.2 million during the 13 weeks ended August 2, 2025 from $13.1 million during the 13 weeks ended July 27, 2024. The decrease was primarily attributable to closed stores and lower capital additions.
Other (income) expense
During the 13 weeks ended August 2, 2025, we recognized Other expenses totaling $1.5 million, comprised of Investigation related costs.

During the 13 weeks ended July 27, 2024, we recognized Other (income) expense totaling $3.6 million comprised primarily of $2.0 million of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, and $0.5 million for legal and advisory professional service costs for restructuring and process improvements and other charges.
Operating Income (Loss)

	13 weeks ended
Dollars in thousands	August 2, 2025	% of Sales	July 27, 2024	% of Sales
			As Restated
Total Operating Income (Loss)	$(23,166)	(8.0)%	$(38,716)	(14.7)%
Our operating loss was $23.2 million during the 13 weeks ended August 2, 2025, compared to operating loss of $38.7 million during the 13 weeks ended July 27, 2024. The decrease in operating loss is due to the matters discussed above.
Loss on extinguishment of debt
On June 10, 2024, our existing Term Loan lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million during the 13 weeks ended July 27, 2024 in the condensed consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated. There were no debt conversions in the comparable prior period. See Item 1. Financial Statements - Note 6. Equity and Note 10. Debt.
Interest Expense, Net

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
Interest Expense, Net	$3,745	$7,618
Net interest expense decreased by $3.9 million to $3.7 million during the 13 weeks ended August 2, 2025 from $7.6 million during the 13 weeks ended July 27, 2024. Interest expense decreased primarily due to the June 10, 2024 debt financing transaction, lower borrowing and lower interest rates.
Income Tax (Benefit) Expense

	13 weeks ended
Dollars in thousands	August 2, 2025	Effective Rate	July 27, 2024	Effective Rate
			As Restated
Income Tax (Benefit) Expense	$(8,640)	32.1%	$2,358	(2.3)%
We recorded an income tax benefit of $(8.6) million on pre-tax loss of $(26.9) million during the 13 weeks ended August 2, 2025, which represented an effective income tax rate of 32.1% and we recorded an income tax expense of $2.4 million on a pre-tax loss of $(101.6) million during the 13 weeks ended July 27, 2024, which represented an effective income tax rate of (2.3)%. The effective tax rate for the 13 weeks is higher than the prior year comparable period due to the IRC 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
Net Loss

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
		As Restated
Net Loss	$(18,271)	$(103,925)
As a result of the factors discussed above, net loss was $(18.3) million during the 13 weeks ended August 2, 2025, compared with net loss of $(103.9) million during the 13 weeks ended July 27, 2024.

Adjusted Net Income (Loss) (non-GAAP) is $(15.8) million during the 13 weeks ended August 2, 2025, compared with $(101.2) million during the 13 weeks ended July 27, 2024.See Adjusted Income (Loss) (non-GAAP).
Use of Non-GAAP Measures - Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Free Cash Flow
To supplement our results prepared in accordance with generally accepted accounting principles (“GAAP”), we present certain non-GAAP financial measures, including Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Free Cash Flow. These measures are "non-GAAP financial measures" as defined in Regulation G of the Securities Exchange Act of 1934 and Item 10(e) of Regulation S-K.
We define Adjusted Net Income (Loss) as net income (loss), the most directly comparable GAAP measure, adjusted for certain reconciling items that are subtracted from or added to net income (loss). We define Adjusted EBITDA as net income (loss), the most directly comparable GAAP measure, plus (1) depreciation and amortization; (2) interest expense (3) income taxes, and (4) as adjusted for certain other non-cash or non-recurring items, and other adjustments permitted under our credit agreement. We define Adjusted Free Cash Flow as cash flows from operating activities, the most directly comparable GAAP measure, less capital expenditures, cash interest and cash taxes.
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
We encourage investors to review our condensed consolidated financial statements included elsewhere in this Form 10-Q. Reconciliations of Adjusted Net Income (Loss) to net income (loss), Adjusted EBITDA to net income (loss), and Adjusted Free Cash flow to cash flow from operating activities, the most directly comparable financial measure presented in accordance with GAAP, set forth in the tables below. All of the items included in the reconciliations below are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance.
These non-GAAP financial measures are not intended as substitutes for and should not be considered superior to measures of financial performance prepared in accordance with GAAP. In addition, our definitions of these non-GAAP financial measures may differ from those used by other companies, limiting comparability.
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Adjusted Net Income (Loss)

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
		As Restated
Net loss	$(18,271)	$(103,925)
Reconciling items (below)	2,487	2,755
Adjusted Net Loss	$(15,784)	$(101,170)

Reconciling items
Other (income) expense, net of Investigation expenses(a)	(49)	3,618
Stock-based compensation expense	2,536	(863)
Reconciling items	$2,487	$2,755

Adjusted EBITDA

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
		As Restated
Net loss	$(18,271)	$(103,925)
Add:
Depreciation and amortization expense	9,185	13,071
Interest expense, net	3,745	7,618
Income tax (benefit) expense	(8,640)	2,358
Loss on extinguishment of debt (a)	—	55,233
Other (income) expense, net of Investigation expenses(a)	(49)	3,618
Stock-based compensation expense	2,536	(863)
Adjusted EBITDA	$(11,494)	$(22,890)

(a)     See Management Discussion and Analysis and Results of Operations.
Adjusted Free Cash Flow

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
		As Restated
Net cash flows used in operating activities (a)	$(67,603)	$(143,502)
Less:
Capital expenditures (b)	3,736	3,960
Cash interest	2,927	4,732
Cash taxes	185	204
Adjusted Free Cash Flow	$(74,451)	$(152,398)
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

Capital Expenditures	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
		As Restated
Physical store capital expenditures	$2,201	$2,454
Product and system development	1,400	1,160
Other	135	346
Total Capital Expenditures	$3,736	$3,960
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of August 2, 2025, we had $22.4 million of cash on hand, including $15.0 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
On June 10, 2024, we completed the Transactions, including a Private Investment, a Rights Offering, a Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs. For additional information, see Financing Arrangements below. Additionally, on September 19 2024 and December 20, 2024, respectively, we entered into an at-the market ("ATM") sales agreement with BTIG, LLC ("BTIG") under which we sold our Common Stock from time to time through BTIG as the sales agent (See Note 6. Equity).
We believe that our future cash from operations, access to borrowings under the Credit Facility Refinancing, and short-term vendor financing will provide adequate resources to fund our operating and financing needs for the next twelve months and beyond. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. Our access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that we will have access to capital markets on acceptable terms.
Liquidity
Sources and Uses of Cash Flows

	13 weeks ended
Dollars in thousands	August 2, 2025	July 27, 2024
		As Restated
Net cash flows used in operating activities	$(67,603)	$(143,502)
Net cash flows used in investing activities	(3,736)	(3,737)
Net cash flows provided by financing activities	65,000	139,944
Net change in cash, cash equivalents, and restricted cash	$(6,339)	$(7,295)
As of August 2, 2025 and July 27, 2024, we had restricted cash of $15.0 million and $13.1 million, respectively, comprised of $12.7 million and $10.7 million, respectively, in prepaid and other current assets in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million and $2.4 million, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows used in operating activities during the 13 weeks ended August 2, 2025 were $(67.6) million compared to $(143.5) million during the 13 weeks ended July 27, 2024. The decrease in cash flows used in operating activities of $75.9 million was primarily due the timing of payables to vendors for inventory purchases and expenses, offset by increase in Textbook inventory in preparation for Fall rush.
Cash Flow from Investing Activities
Cash flows used in investing activities remained flat at $(3.7) million during the 13 weeks ended August 2, 2025 and July 27, 2024, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended August 2, 2025 were $65.0 million compared to $139.9 million during the 13 weeks ended July 27, 2024. The decrease of $(74.9) million is primarily reflected by higher equity financing proceeds received in 2025 of $95.0 million of new equity capital through a $50.0 million new equity investment led by Immersion Corporation, and a $45.0 million fully backstopped Rights Offering, partially offset by 2025 payments for equity issuance costs of $9.7 million and higher net borrowings for the 13 weeks ended August 2, 2025 of $9.9 million.
Capital Resources
Financing Arrangements
On June 10, 2024 (the “Closing Date”), the Company completed a series of financing and recapitalization Transactions that significantly deleveraged its consolidated balance sheet and enhanced liquidity. The Transactions included equity issuances, the conversion of the Company’s term loan indebtedness into equity, and the refinancing of the Company’s asset-based revolving credit facility.
As of August 2, 2025, the Company’s revolving credit facility had a maximum borrowing capacity of $325 million with no borrowing base or collateral limitations, subject to compliance with applicable covenants with $170 million outstanding.
In connection with the Transactions, the Company raised $95.0 million of gross equity proceeds through a private investment and a fully backstopped rights offering, resulting in net cash proceeds of approximately $85.5 million after transaction costs. Upon closing, Immersion Corporation obtained a controlling interest in the Company.
Also on the Closing Date, the Company’s existing term loan indebtedness was converted into shares of the Company’s Common Stock and extinguished. The Company refinanced its asset-based revolving credit facility, which provides aggregate revolving commitments of up to $325.0 million and matures in 2028. Refer to Note 6. Equity and Note 10. Debt for additional information.
Subsequent to the Closing Date, the Company entered into at-the-market equity sales agreements pursuant to which it sold an aggregate of $80.0 million of Common Stock. The Company maintains an effective shelf registration statement for potential future issuances, however, the shelf registration statement will be available for use again after the date of this filing. It is not considered a source of liquidity as of the date of this filing.
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
All share and per-share amounts presented in the accompanying condensed consolidated financial statements and related disclosures have been retroactively adjusted to reflect the Reverse Stock Split.
Share Repurchases
During the 13 weeks ended August 2, 2025, we did not repurchase any of our Common Stock under the stock repurchase program. As of August 2, 2025, approximately $26.7 million remains available under the stock repurchase program.
During the 13 ended August 2, 2025, we repurchased 0 and 429 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of August 2, 2025, due to the material weaknesses in internal control over financial reporting related to our control environment, risk assessment, information and communication, monitoring, and multiple control activities as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K and continue to exist as of August 2, 2025.
Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer have determined, that the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Update

As previously described in Item 9A of our Annual Report, the Company began implementing a remediation plan to address the material weaknesses mentioned above including enhancing our manual journal entry process and our IT user access review controls, identifying IPE and key reports and ensuring their accuracy and completeness, executing enhanced procedures for the review of non-routine transactions, and reinforcing the importance of the account reconciliation process and defining the related success criteria. In addition, the Company continues to focus on ensuring clear roles and responsibilities over financial oversight are communicated and documented, accounting policies and procedures are compiled and stored centrally, and training on accounting controls and ethics are deployed.

Other than with respect to the remediation efforts described above, management has not identified any changes in the Company’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes, during the 13 weeks ended August 2, 2025 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.

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

January 20, 2026