Form 10-Q
period 2025-11-01
Barnes & Noble Education, Inc.
filed 2026-01-20
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
Fiscal Quarter Ended November 1, 2025

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

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Sales:
Product sales and other	$598,211	$559,674	$872,390	$810,600
Rental income	46,203	42,448	60,184	54,953
Total sales	644,414	602,122	932,574	865,553
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	488,986	451,026	714,349	662,411
Rental cost of sales	25,591	22,619	33,011	29,669
Total cost of sales	514,577	473,645	747,360	692,080
Gross profit	129,837	128,477	185,214	173,473
Selling and administrative expenses	77,302	72,940	145,163	139,963
Depreciation and amortization expense	7,625	8,542	16,810	21,613
Other (income) expense	4,114	(150)	5,611	3,468
Operating income	40,796	47,145	17,630	8,429
Loss on extinguishment of debt	—	—	—	55,233
Interest expense, net	3,885	5,463	7,630	13,081
Income (loss) before income taxes	36,911	41,682	10,000	(59,885)
Income tax (benefit) expense	11,907	(1,480)	3,267	878
Net income (loss)	$25,004	$43,162	$6,733	$(60,763)

Income (loss) per share of Common Stock:
Basic:
Total basic income (loss) per share	$0.73	$1.63	$0.20	$(3.04)
Weighted average common shares outstanding - Basic	34,053,847	26,527,174	34,053,847	20,018,920

Diluted:
Total diluted income (loss) per share	$0.72	$1.63	$0.19	$(3.04)
Weighted average common shares outstanding - Diluted	34,535,761	26,541,804	34,484,151	20,018,920
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	November 1, 2025	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11,720	$9,058
Receivables, net	314,962	98,077
Merchandise inventories, net	329,123	299,562
Textbook rental inventories	48,477	26,439
Prepaid expenses and other current assets	38,884	32,249
Total current assets	743,166	465,385
Property and equipment, net	38,247	40,229
Operating lease right-of-use assets	190,927	183,695
Intangible assets, net	70,897	78,241
Other noncurrent assets	20,150	22,735
Total assets	$1,063,387	$790,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$345,406	$148,848
Accrued liabilities	103,885	65,853
Current operating lease liabilities	76,116	64,524
Total current liabilities	525,407	279,225
Long-term deferred taxes, net	603	1,135
Long-term operating lease liabilities	113,333	115,495
Other long-term liabilities	18,306	19,142
Long-term borrowings	122,500	103,100
Total liabilities	780,149	518,097
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued, 34,081,114 and 34,081,114 shares, respectively; outstanding, 34,053,847 and 34,053,847 shares, respectively	341	341
Additional paid-in capital	1,011,291	1,006,974
Accumulated deficit	(705,838)	(712,571)
Treasury stock, at cost	(22,556)	(22,556)
Total stockholders' equity	283,238	272,188
Total liabilities and stockholders' equity	$1,063,387	$790,285
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	26 weeks ended
	November 1, 2025	October 26, 2024
		As Restated
Cash flows from operating activities:
Net income (loss)	$6,733	$(60,763)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization expense	16,810	21,613
Amortization of deferred financing costs	1,831	3,333
Loss on extinguishment of debt	—	55,233
Deferred taxes	(532)	135
Pension adjustments	—	7,828
Stock-based compensation expense	4,317	392
Changes in operating lease right-of-use assets and liabilities	2,197	1,345
Changes in other long-term assets and liabilities and other, net	921	(6,541)
Changes in other operating assets and liabilities, net:
Receivables, net	(216,885)	(160,931)
Merchandise inventories	(29,561)	28,568
Textbook rental inventories	(22,038)	(16,680)
Prepaid expenses and other current assets	(1,637)	4,341
Accounts payable and accrued liabilities	236,480	26,035
Changes in other operating assets and liabilities, net	(33,641)	(118,667)
Net cash flows used in operating activities	$(1,364)	$(96,092)
Cash flows from investing activities:
Purchases of property and equipment	$(8,051)	$(7,018)
Net change in other noncurrent assets	—	792
Net cash flows used in investing activities	$(8,051)	$(6,226)
Cash flows from financing activities:
Proceeds from borrowings	$349,200	$455,044
Repayments of borrowings	(329,800)	(442,461)
Proceeds from Private Equity Investment	—	50,000
Proceeds from Rights Offering	—	45,000
Proceeds from sales of Common Stock under ATM facility, net of commissions	—	9,590
Payment of equity issuance costs	—	(9,702)
Payment of deferred financing costs	(1,900)	(5,569)
Purchase of treasury shares	—	(4)
Proceeds from principal stockholder expense reimbursement	—	1,190
Payment of finance lease principal	(379)	(398)
Net cash flows provided by financing activities	$17,121	$102,690
Net increase in cash, cash equivalents and restricted cash	7,706	372
Cash, cash equivalents and restricted cash at beginning of period	28,723	28,570
Cash, cash equivalents, and restricted cash at end of period	$36,429	$28,942

Supplemental cash flows information:
Cash paid during the period for:
Interest paid	$5,655	$9,866
Income taxes paid (net of refunds)	$312	$(2,085)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share and share data)
(unaudited)

			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance at May 3, 2025	34,053,847	$341	$1,006,974	$(712,571)	27,267	$(22,556)	$—	$272,188
Stock-based compensation expense			2,536					2,536
Net loss				(18,271)				(18,271)
Balance August 2, 2025	34,053,847	$341	$1,009,510	$(730,842)	27,267	$(22,556)	$—	$256,453
Stock-based compensation expense			1,781					1,781
Net income				25,004				25,004
Balance November 1, 2025	34,053,847	$341	$1,011,291	$(705,838)	27,267	$(22,556)	$—	$283,238

			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
As Restated	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance at April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$—	$80,400
Stock-based compensation expense			(863)					(863)
Vested equity awards	2,923							—
Shares repurchased for tax withholdings for vested stock awards					429	(4)		(4)
Private Equity Investment	10,000,000	100	49,900					50,000
Rights Offering	9,000,000	90	44,910					45,000
Equity issuance costs			(9,524)					(9,524)
Term Loan debt conversion	6,673,978	67	86,688					86,755
Principal stockholder expense reimbursement			1,940					1,940
Net loss				(103,925)				(103,925)
Balance July 27, 2024	26,235,303	$263	$922,743	$(750,671)	27,267	$(22,556)	$—	$149,779
Stock-based compensation expense			1,255					1,255
Vested equity awards	31,275							—
Equity issuance costs			(178)					(178)
Pension adjustments							7,828	7,828
Proceeds from sale of Common Stock under ATM facility, net of commissions	1,046,460	11	9,579					9,590
Net income				43,162				43,162
Balance October 26, 2024	27,313,038	$274	$933,399	$(707,509)	27,267	$(22,556)	$7,828	$211,436

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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. The Company is also a textbook wholesaler, and bookstore management hardware and software provider. The Company operates 1,128 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
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
The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended November 1, 2025 are not indicative of the results expected for the 52 weeks ending May 2, 2026.

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
As of November 1, 2025, and May 3, 2025, the Company had cash and cash equivalents of $11,720 and $9,058, respectively. As of November 1, 2025 and May 3, 2025, the Company had restricted cash of $24,709 and $19,665, respectively, comprised of $22,330 and $17,332, respectively, in the prepaid expenses and other current assets line item in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B.A “Lids” for logo merchandise sales as per the Lids service provider merchandising agreement, and $2,379 and $2,333, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cost is determined primarily by the retail inventory method for the Company's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The related LIFO reserve was $6,446 to the Company's inventory balance as of November 1, 2025 and May 3, 2025, respectively.
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
Accounting Pronouncements
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued during the quarter ended November 1, 2025, that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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
Note 3. Restatement of Previously Issued Financial Statements
As previously disclosed in the Company’s annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025 (the "Annual Report"), the Audit Committee of the Board of Directors, with the assistance of independent advisors, conducted an investigation into certain accounting matters (the "Investigation"). As a result of the Investigation and additional accounting matters identified during the preparation of the Company’s consolidated financial statements for the fiscal year ended May 3, 2025, management concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended April 27, 2024, and the unaudited interim consolidated financial statements for the quarterly and year-to-date periods within fiscal years ended May 3, 2025 and April 27, 2024 should no longer be relied upon.
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
The quantitative impact of the restatement on the Company’s consolidated statements of operations, balance sheets, and cash flows for the fiscal year ended April 27, 2024 is presented in Note 3, Restatement of Previously Issued Audited Consolidated Financial Statements, in the Annual Report. The quantitative impact of the restatement on the unaudited interim quarterly and year-to-date periods within fiscal years ended May 3, 2025 and April 27, 2024 are presented in Note 21, Restatement of Quarterly Financial Information (Unaudited), in the Annual Report.
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with the Company's major product and service offerings:

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Product and Other Sales		As Restated		As Restated
Course Materials Product Sales	$459,267	$421,999	$616,865	$553,427
General Merchandise Product Sales (a)	112,873	109,911	210,580	207,948
Service and Other Revenue (b)	26,071	27,764	44,945	49,225
Product and Other Sales sub-total	598,211	559,674	872,390	810,600
Course Materials Rental Income	46,203	42,448	60,184	54,953
Total Sales	$644,414	$602,122	$932,574	$865,553
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before the Company has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.5 million and $0.6 million and for November 1, 2025 and May 3, 2025, respectively, on the Company's condensed Consolidated Balance Sheets.
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
•unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to the Company's partnership marketing customers; and
•unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids as discussed in Note 6. Equity.

The following table presents changes in deferred revenue associated with the Company's contract liabilities:

	As of
	November 1, 2025	May 3, 2025

Deferred revenue at the beginning of period	$13,565	$14,892
Additions to deferred revenue during the period	99,624	180,174
Reductions to deferred revenue for revenue recognized during the period	(78,346)	(181,501)
Deferred revenue balance at the end of period:	$34,843	$13,565
Balance Sheet classification:
Accrued liabilities	$31,889	$10,410
Other long-term liabilities	2,954	3,155
Deferred revenue balance at the end of period	$34,843	$13,565

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
The following table presents sales, profitability, and significant expense information about the Company's segment.

	13 weeks ended			26 weeks ended
	November 1, 2025		October 26, 2024	November 1, 2025		October 26, 2024
			As Restated			As Restated
Sales	$644,414		$602,122	$932,574		$865,553
Adjusted Cost of sales	437,369	(a)	400,356	623,132	(a)	575,554

Payroll expense	54,167		51,550	103,800		100,945
Contract payments	67,200		66,838	106,072		104,918
Direct expenses	31,244		26,608	54,289		49,676
Indirect (income) expense	118		(23)	913		557
Other segment expenses, net	29,312	(b)	13,631	37,635	(b)	94,666
Net income (loss)	$25,004		$43,162	$6,733		$(60,763)
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 6. Equity
Stock Authorization
As of November 1, 2025, the Company's authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of November 1, 2025, 34,081,114 shares of the Company's common stock were issued, of which 34,053,847 shares were outstanding, and 0 shares of the Company's preferred stock were both issued and outstanding. The Company's common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED”.
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
On June 10, 2024, the Company completed various transactions (the "Transactions"), including an equity rights offering (the "Rights Offering"), private equity investment (the "Private Investment"), a term loan debt conversion (the "Term Loan Debt Conversion"), and credit facility refinancing (the "A&R Credit Facility Refinancing"), to substantially deleverage the Company's Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs.
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
Repurchase of Shares
On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50,000 in the aggregate, of the Company's outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of November 1, 2025, the Company did not purchase shares under the stock repurchase program. As of November 1, 2025, approximately $26,669 remains available under the stock repurchase program.
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
On June 10, 2024, we completed various Transactions to substantially deleverage the Company's Consolidated Balance Sheet. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the Company's Common Stock, as of such time, the weighted average shares outstanding and basic and diluted net income (loss) per share were adjusted retroactively to reflect the bonus element of the Rights Offering for all periods presented by a factor of 5.03.
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
Weighted average shares of Common Stock for both basic and diluted, prior to giving effect to the bonus element of the Rights Offering, and the Reverse Stock Split was 34,053,847, and 26,527,174, respectively, for the 13 weeks ended November 1, 2025 and 13 weeks ended October 26, 2024. The weighted average common shares and net income (loss) per common share reflect the bonus element resulting from the Rights Offering and the Reverse Stock Split for all periods presented on the consolidated statements of operations.
The following is a reconciliation of the basic and diluted net income (loss) per share calculation:

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Numerator for basic net income (loss) per share:		As Restated		As Restated
Income (loss), net of tax	$25,004	$43,162	$6,733	$(60,763)

Numerator for diluted net income (loss) per share:
Net income (loss)	$25,004	$43,162	$6,733	$(60,763)
Less diluted allocation of net income (loss) to participating securities	(60)	—	(16)	—
Net income (loss) available to common shareholders	$24,944	$43,162	$6,717	$(60,763)

Denominator for basic net income (loss) per share:
Basic weighted average shares of Common Stock (a)	34,053,847	26,527,174	34,053,847	20,018,920

Denominator for diluted net income (loss) per share:
Basic weighted average shares of common shares	34,053,847	26,527,174	34,053,847	20,018,920
Average dilutive restricted share units	56,244	14,630	49,670	—
Average dilutive restricted shares	—	—	—	—
Average dilutive performance share units	425,670		380,634
Average dilutive stock options	—	—	—	—
Diluted weighted average shares of common shares(a)	34,535,761	26,541,804	34,484,151	20,018,920
Income (loss) per share of Common Stock:
Income (loss) per share Common Stock:
Basic
Net income (loss) per share - Basic	$0.73	$1.63	$0.20	$(3.04)

Diluted
Net income (loss) per share - Diluted	$0.72	$1.63	$0.19	$(3.04)

(a) During the 13 weeks ended November 1, 2025 and October 26, 2024, weighted-average shares of 3,821 and 59,329, respectively, were excluded from the diluted net income (loss) per share calculation as their inclusion would have been antidilutive. During the 26 weeks ended November 1, 2025 and October 26, 2024, weighted-average shares of 4,058 and 68,832, respectively, were excluded from the diluted net income (loss) per share calculation as their inclusion would have been antidilutive.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 10. Debt

		As of
	Maturity Date	November 1, 2025	May 3, 2025
Credit Facility	June 9, 2028	$122,500	$103,100
Total debt		$122,500	$103,100
Balance Sheet classification:
Long-term borrowings		$122,500	$103,100
Total debt		$122,500	$103,100

Transactions
On June 10, 2024, the Company completed a series of Transactions, which together substantially deleveraged the Company’s Consolidated Balance Sheet.
In connection with the Transactions, the Company received gross proceeds of $95,000 of new equity capital, consisting of a $50,000 private investment led by Immersion Corporation and a $45,000 fully backstopped equity rights offering, resulting in approximately $85,500 of net cash proceeds after transaction costs. In addition, approximately $34,000 of outstanding principal and accrued interest under the Company’s term loan was converted into common stock. The Company also refinanced its revolving credit facility, providing access to a $325 million facility maturing in 2028.
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
On June 10, 2024 (the “Closing Date”), the Company amended, restated and extended the maturity of its existing asset-based revolving credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto and restated, the A&R Credit Agreement. Pursuant to the A&R Credit Agreement, the lenders committed to provide the Company with a four-year asset-based revolving credit facility with aggregate revolving commitments of up to $325 million and a maturity date of June 9, 2028 (the “Credit Facility”).
Borrowings under the Credit Facility may be used for general corporate purposes, including seasonal working capital needs. The Company has interest-only obligations under the Credit Facility until maturity, at which time all outstanding principal is due and payable. Interest accrues, at the Company’s election, either (i) at a rate based on the Secured Overnight Financing Rate (“SOFR”), subject to a floor of 2.50%, plus an applicable margin of 3.50%, or (ii) at an alternate base rate, subject to a floor of 3.50%, plus an applicable margin of 2.50%. The applicable margins may be reduced by 0.25% upon achievement of certain financial performance thresholds, as defined in the A&R Credit Agreement.
The A&R Credit Agreement contains customary negative covenants and financial maintenance covenants, including minimum availability, a consolidated fixed charge coverage ratio, and a consolidated EBITDA requirement, each as defined in

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

the agreement. The Credit Facility is secured by substantially all of the Company’s inventory, accounts receivable and related assets, constituting an all-assets lien, subject to customary exclusions.
As of November 1, 2025, and as of the issuance date of the Company’s most recent Form 10-Q, the Company was in compliance with all covenants under the Credit Facility.
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

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	November 1, 2025	May 3, 2025
Credit Facility - Other noncurrent assets	June 9, 2028	$9,766	$11,597
Total deferred financing costs		$9,766	$11,597
Interest
The following table disaggregates interest expense:

	13 weeks ended		26 weeks ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Interest Incurred
Credit Facility	$2,983	$4,834	$5,822	$9,618
Term Loan	—	—	—	453
Total Interest Incurred	$2,983	$4,834	$5,822	$10,071
Amortization of Deferred Financing Costs
Credit Facility	$915	$916	$1,831	$3,183
Term Loan	—	—	—	150
Total Amortization of Deferred Financing Costs	$915	$916	$1,831	$3,333
Interest income	$(13)	$(287)	$(23)	$(323)
Total Interest Expense, net	$3,885	$5,463	$7,630	$13,081
Cash interest paid during the 13 weeks ended November 1, 2025 and October 26, 2024 was $2,728 and $5,134, respectively, and for the 26 weeks ended November 1, 2025 and October 26, 2024 was $5,655 and $9,866 respectively.

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
The following tables summarize lease expenses:

	13 weeks ended		26 weeks ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Variable lease expense	$53,315	$51,719	$78,527	$72,444
Operating lease expense	13,025	14,313	25,760	30,592
Net lease expense	$66,340	$66,032	$104,287	$103,036
The following table summarizes the Company's minimum fixed lease obligations, excluding variable commissions:

As of November 1, 2025
Remainder of Fiscal 2026	$57,708
Fiscal 2027	40,740
Fiscal 2028	33,708
Fiscal 2029	30,481
Fiscal 2030	24,126
Thereafter	25,141
Total lease payments	211,904
Less: imputed interest	(22,455)
Operating lease liabilities at period end	$189,449
Future lease payment obligations related to leases that were entered into, but did not commence as of November 1, 2025, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following summarizes additional information related to the Company's operating leases:

	As of
	November 1, 2025	October 26, 2024
		As Restated
Weighted average remaining lease term (in years)	4.4 years	4.1 years
Weighted average discount rate	5.7% %	4.5% %

Supplemental cash flow information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,044	$34,551
Operating cash flows from financing leases	$23	$4
Financing cash flows from financing leases	$379	$398
ROU assets obtained in exchange for lease obligations:
Operating leases	$34,679	$19,848
Financing leases	$—	$1,128
Note 12. Supplementary Information
Other (Income) Expense
During the 13 and 26 weeks ended November 1, 2025, the Company recognized other (income) expense totaling $4.1 million and $5.6 million, respectively, comprised of Investigation related costs.
During the 13 and 26 weeks ended October 26, 2024, the Company recognized other (income) expense totaling $0.2 million and $3.5 million, respectively, comprised primarily of $1.0 million and $2.1 million, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $0 and $2.0 million, respectively, of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, ($1.8 million is included in accrued liabilities in the condensed Consolidated Balance Sheet as of October 26, 2024), $0.3 million and $0.8 million, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges, and ($1.4 million) for both periods related to the termination of liabilities related to a frozen retirement benefit plan (non-cash). We recognized an increase to additional paid in capital on the condensed Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 13. Long-Term Incentive Compensation Expense
During the 13 and 26 weeks ended November 1, 2025, the Company did not grant any long-term incentive plan awards. The Company recognizes compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Stock-based awards
Restricted stock expense	$133	$200	$333	$267
Restricted stock units expense	100	315	278	232
Performance share units expense	1,528	748	3,658	748
Stock option expense	20	(8)	48	(855)
Sub-total stock-based awards:	$1,781	$1,255	$4,317	$392
Cash settled awards
Phantom share units expense	$—	$1	$—	$(4)
Total compensation expense for long-term incentive awards(a)	$1,781	$1,256	$4,317	$388
(a) The long-term incentive plan for the 13 and 26 weeks ended October 26, 2024 was impacted due to forfeitures of $1,562 resulting from the resignation of the Company's former Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of November 1, 2025 was $6,630 and is expected to be recognized over a weighted-average period of 1.84 years.
Note 14. Employee Benefit Plans
The Company sponsors defined contribution plans for the benefit of substantially all of the employees of BNC. The Company is responsible to fund the employer contributions directly. The 401(k)-retirement savings plan provides an annual end of plan year discretionary match, in lieu of the current pay period match. Total employee benefit expense for these plans was $0 for the 13 and 26 weeks ended November 1, 2025 and October 26, 2024, respectively.
Note 15. Income Taxes
The Company recorded an income tax expense of $11,907 on pre-tax income of $36,911 during the 13 weeks ended November 1, 2025, which represented an effective income tax rate of 32.3% and an income tax benefit of $(1,480) on pre -tax income of $41,682 during the 13 weeks ended October 26, 2024, which represented an effective income tax rate of (3.6)%. The Company recorded an income tax expense of $3,267 on pre-tax income of $10,000 during the 26 weeks ended November 1, 2025, which represented an effective income tax rate of 32.7% and an income tax expense of $878 on pre-tax loss of $(59,885) during the 26 weeks ended October 26, 2024, which represented an effective income tax rate of (1.5)%. The effective tax rate for the 13 and 26 weeks ended November 1, 2025 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of November 1, 2025, the Company determined that it was more likely than not that it would not realize all deferred tax assets and the Company's tax rate for the current fiscal year reflects this determination. The Company will continue to evaluate this position.
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
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, and inventory management hardware and software providers. We operate 1,128 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first half of fiscal 2026, and we continue to expand participation across our partner schools.
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
Offering course materials through our affordable access, First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first half of fiscal 2026, and we continue to expand participation across our partner schools.
The following table summarizes our BNC First Day® sales:

Dollars in millions	13 weeks ended				26 weeks ended
	November 1, 2025	October 26, 2024	Var $	Var %	November 1, 2025	October 26, 2024	Var $	Var %
First Day Complete Sales	$216.7	$166.1	$50.6	30.5%	$269.5	$200.8	$68.7	34.2%
First Day Sales	$77.3	$69.2	$8.1	11.7%	$138.9	115.9	$23.0	19.8%
Total BNC First Day® Sales	$294.0	$235.3	$58.7	24.9%	$408.4	$316.7	$91.7	29.0%

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
•First Day Complete and First Day Models. Offering course materials sales through our affordable access, First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day® programs offsets declines in a la carte courseware sales and closed store sales. We continue to move quickly to accelerate our First Day Complete and First Day strategy. Institutions continued to adopt our BNC First Day® programs during the first half of fiscal 2026. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
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
Results of Operations - Summary (a)

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Sales:
Product sales and other	$598,211	$559,674	$872,390	$810,600
Rental income	46,203	42,448	60,184	54,953
Total sales	$644,414	$602,122	$932,574	$865,553

Gross profit	$129,837	$128,477	$185,214	$173,473

Income (loss) before income tax	$36,911	$41,682	$10,000	$(59,885)

Net income (loss)	$25,004	$43,162	$6,733	$(60,763)

Adjusted Net income (loss) (non-GAAP) (a)	$26,361	$44,267	$10,577	$(56,903)

Adjusted EBITDA (non-GAAP) (a)	$49,778	$56,792	$38,284	$33,902
(a)Adjusted net income (loss) and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Results of Operations - 13 and 26 weeks ended November 1, 2025 compared with the 13 and 26 weeks ended October 26, 2024

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Sales:		As Restated		As Restated
Product sales and other	$598,211	$559,674	$872,390	$810,600
Rental income	46,203	42,448	60,184	54,953
Total sales	644,414	602,122	932,574	865,553
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	488,986	451,026	714,349	662,411
Rental cost of sales	25,591	22,619	33,011	29,669
Total cost of sales	514,577	473,645	747,360	692,080
Gross profit	129,837	128,477	185,214	173,473
Selling and administrative expenses	77,302	72,940	145,163	139,963
Depreciation and amortization expense	7,625	8,542	16,810	21,613
Other (income) expense	4,114	(150)	5,611	3,468
Operating income	$40,796	$47,145	$17,630	$8,429

Percentage of Total Sales:	13 weeks ended				26 weeks ended
	November 1, 2025		October 26, 2024		November 1, 2025		October 26, 2024
			As Restated				As Restated
Sales:
Product sales and other	92.8%	%	93.0%	%	93.5%	%	93.7%	%
Rental income	7.2		7.0		6.5		6.3
Total sales	100.0		100.0		100.0		100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	81.7		80.6		81.9		81.7
Rental cost of sales (a)	55.4		53.3		54.9		54.0
Total cost of sales	79.9		78.7		80.1		80.0
Gross margin	20.1		21.3		19.9		20.0
Selling and administrative expenses	12.0		12.1		15.6		16.2
Depreciation and amortization expense	1.2		1.4		1.8		2.5
Other (income) expense	0.6		—		0.6		0.4
Operating income	6.3%	%	7.8%	%	1.9%	%	0.9%	%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Overview
For the 13 weeks ended November 1, 2025 revenue increased by 7.0%, or $42.3 million, from last year to $644.4 million, primarily driven by growth in our BNC First Day® programs and a net decrease in physical and virtual locations, some of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $20.3 million or 3.1%, during the quarter, driven by revenues from BNC First Day programs which increased by $58.7 million, or 24.9%, helping to offset much of the decline from closed stores in total revenue. Income decreased by $18.2 million, or 42.1% to $25.0 million, compared to $43.2 million in the prior year. Adjusted EBITDA decreased by $7.0 million, or 12.4%, to $49.8 million from $56.8 million last year, primarily due to lower interest expenses of $1.6 million as the result of cost-saving and productivity initiatives, closed stores, and growth in our BNC First Day® programs.
For the 26 weeks ended November 1, 2025 revenue increased by 7.7%, or $67.0 million, from last year to $932.6 million, primarily driven by growth in our BNC First Day® programs and a net decrease in physical and virtual locations, some of which were closures of underperforming stores, which has helped to improve profitability. Gross Comparable Store Sales increased by $54.4 million, or 6.0%, driven by revenues from BNC First Day programs which increased by $91.7 million, or 29.0%, helping to offset much of the decline from closed stores in total revenue. Income increased by $67.5 million, or 111.1% to $6.7 million, compared to $(60.8) million in the prior year. Adjusted EBITDA improved by $4.4 million, or 12.9%, to $38.3 million from $33.9 million last year, primarily due to lower interest expenses of $5.5 million as the result of cost-saving and productivity initiatives, closed stores, and growth in our BNC First Day® programs.
Sales
The following table summarizes our sales for the 13 and 26 weeks ended November 1, 2025 and October 26, 2024:

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	Var $	Var %	November 1, 2025	October 26, 2024	Var $	Var %
						As Restated
Product sales and other	$598,211	$559,674	$38,537	6.9%	$872,390	$810,600	$61,790	7.6%
Rental income	46,203	42,448	$3,755	8.8%	60,184	54,953	$5,231	9.5%
Total Sales	$644,414	$602,122	$42,292	7.0%	$932,574	$865,553	$67,021	7.7%
Sales increased during the 13 and 26 weeks ended November 1, 2025, primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs as well as the calendar shifts discussed above, offset by lower sales resulting from closed stores. The components of the sales variances for the 13 and 26 week periods are reflected in the table below.
The sales decrease during the 13 and 26 weeks ended October 26, 2024 is primarily related to lower sales resulting from closed stores, offset by higher comparable store sales and new store sales primarily due to our BNC First Day® programs as well as the calendar shifts discussed above. The components of the sales variances for the 13 and 26 week periods are reflected in the table below.

Sales variances	13 weeks ended	26 weeks ended
Dollars in millions	November 1, 2025	November 1, 2025
New stores	$38.2	$46.9
Closed stores	(18.6)	(30.5)
Comparable stores (a)	17.0	51.0
Textbook rental deferral	7.0	3.7
Other (b)	(1.3)	(4.1)
Total sales variance:	$42.3	$67.0
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

The following is a store count summary for physical stores and virtual stores.

	13 weeks ended						26 weeks ended
	November 1, 2025			October 26, 2024			November 1, 2025			October 26, 2024
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total

Beginning of period	657	486	1,143	657	507	1,164	653	493	1,146	707	538	1,245
Opened	5	4	9	1	5	6	37	11	48	20	16	36
Closed	6	18	24	5	3	8	34	32	66	74	45	119
End of period	656	472	1,128	653	509	1,162	656	472	1,128	653	509	1,162
During the 26 weeks ended November 1, 2025, we opened 48 stores and closed 66 stores. The Company’s strategic initiative is to close under-performing and less profitable stores.

Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus traffic, and an increase in the number and timing of on campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Our total sales increased by $42.3 million, or 7.0%, to $644.4 million during the 13 weeks ended November 1, 2025 from $602.1 million during the 13 weeks ended October 26, 2024.
•Product sales and other increased by $38.5 million, or 6.9%, to $598.2 million during the 13 weeks ended November 1, 2025 from $559.7 million during the 13 weeks ended October 26, 2024.
◦Course material product sales increased by $37.3 million, or 8.8%, to $459.3 million during the 13 weeks ended November 1, 2025, compared to $422.0 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to organic growth in our BNC First Day® programs and the shift between the fiscal and academic calendars, which increased by $58.7 million, or 24.9%, to $294.0 million, offset by lower sales resulting from closed stores.

Dollars in millions	13 weeks ended
	November 1, 2025	October 26, 2024	Var $	Var %
First Day Complete Sales	$216.7	$166.1	$50.6	30.5%
First Day Sales	77.3	$69.2	$8.1	11.7%
Total BNC First Day® Sales	$294.0	$235.3	$58.7	24.9%

◦Gross Comparable Store Sales for course materials increased by $16.0 million, or 3.4%, compared to the prior year period as discussed below.
◦General merchandise product net sales increased by $3.0 million, or 2.7%, to $112.9 million, compared to $109.9 million in the prior year period, primarily due to lower emblematic product sales. Gross Comparable Store Sales for general merchandise increased by $4.3 million, or 2.5%, compared to the prior year period as discussed below.
◦Service and other revenue decreased by $1.7 million, or 6.1%, to $26.1 million, compared to $27.8 million in the prior year period, primarily due to lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $3.8 million, or 8.8%, to $46.2 million during the 13 weeks ended November 1, 2025 from $42.4 million during the 13 weeks ended October 26, 2024 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
Our total sales increased by $67.0 million, or 7.7%, to $932.6 million during the 26 weeks ended November 1, 2025 from $865.6 million during the 26 weeks ended October 26, 2024.
•Product sales and other increased by $61.8 million, or 7.6%, to $872.4 million during the 26 weeks ended November 1, 2025 from $810.6 million during the 26 weeks ended October 26, 2024.
◦Course material product sales increased by $63.4 million, or 11.5%, to $616.9 million during the 26 weeks ended November 1, 2025, compared to $553.4 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs, which increased by $91.7 million, or 29.0%, to $408.4 million, offset by lower sales resulting from closed stores.

Dollars in millions	26 weeks ended
	November 1, 2025	October 26, 2024	Var $	Var %
First Day Complete Sales	$269.5	$200.8	$68.7	34.2%
First Day Sales	138.9	$115.9	$23.0	19.8%
Total BNC First Day® Sales	$408.4	$316.7	$91.7	29.0%

◦Gross Comparable Store Sales for course materials increased by $52.1 million, or 8.3%, compared to the prior year period as discussed below.
◦General merchandise product net sales increased by $2.6 million, or 1.3%, to $210.6 million, compared to $207.9 million in the prior year period, primarily due to lower emblematic product sales. Gross Comparable Store Sales for general merchandise increased by $2.3 million, or 0.8%, compared to the prior year period as discussed below.

◦Service and other revenue decreased by $4.3 million, or 8.7%, to $44.9 million, compared to $49.2 million in the prior year period, primarily due to lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $5.2 million, or 9.5%, to $60.2 million during the 26 weeks ended November 1, 2025 from $55.0 million during the 26 weeks ended October 26, 2024 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
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
The increase in course material sales was primarily due to the growth of BNC First Day® affordable access course material programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower logo sales, graduation product sales due to timing of graduation events shifting to fourth quarter of fiscal 2025 from first quarter of fiscal 2026.
Gross Comparable Store Sales variances by category for the 13 and 26 week periods are as follows:

	13 weeks ended						26 weeks ended
Dollars in millions	November 1, 2025			October 26, 2024			November 1, 2025			October 26, 2024
Textbooks (Course Materials)	$16.0	3.4%	%	$27.0	14.1%	%	$52.1	8.3%	%	$43.6	11.8%	%
General Merchandise	4.3	2.5%	%	(2.6)	(4.6)%	%	2.3	0.8%	%	(10.2)	(5.9)%	%
Total Gross Comparable Store Sales	$20.3	3.1%	%	$24.4	8.8%	%	$54.4	6.0%	%	$33.4	3.3%	%

Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 79.9% during the 13 weeks ended November 1, 2025 compared to 78.7% during the 13 weeks ended October 26, 2024. Our gross margin increased by $1.3 million, or 1.0%, to $129.8 million, or 20.1% of sales, during the 13 weeks ended November 1, 2025 from $128.5 million, or 21.3% of sales during the 13 weeks ended October 26, 2024.
Our cost of sales increased as a percentage of sales to 80.1% during the 26 weeks ended November 1, 2025 compared to 80.0% during the 26 weeks ended October 26, 2024. Our gross margin increased by $11.7 million, or 6.8%, to $185.2 million, or 19.9% of sales, during the 26 weeks ended November 1, 2025 from $173.5 million, or 20.0% of sales during the 26 weeks ended October 26, 2024.
The following table summarizes the cost of sales:

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	% of Related Sales	October 26, 2024	% of Related Sales	November 1, 2025	% of Related Sales		October 26, 2024	% of Related Sales
			As Restated					As Restated
Product and other cost of sales	$488,986	81.7%	$451,026	80.6%	$714,349	81.9%	%	$662,411	81.7%	%
Rental cost of sales	25,591	55.4%	22,619	53.3%	33,011	54.9%	%	29,669	54.0%	%
Total Cost of Sales	$514,577	79.9%	$473,645	78.7%	$747,360	80.1%	%	$692,080	80.0%	%
The following table summarizes the gross margin:

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	% of Related Sales	October 26, 2024	% of Related Sales	November 1, 2025	% of Related Sales		October 26, 2024	% of Related Sales
			As Restated					As Restated
Product and other gross margin	$109,225	18.3%	$108,648	19.4%	$158,041	18.1%	%	$148,189	18.3%	%
Rental gross margin	20,612	44.6%	19,829	46.7%	27,173	45.1%	%	25,284	46.0%	%
Gross Margin	$129,837	20.1%	$128,477	21.3%	$185,214	19.9%	%	$173,473	20.0%	%
For the 13 weeks ended November 1, 2025, the gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (110 basis points), primarily due to lower margin rates (190 basis points) for course materials due to higher markdowns related to closed stores and higher inventory reserves, offset by lower contract costs as a percentage of sales (80 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•Rental gross margin as a percentage of sales decreased driven primarily by lower rental margin rates, offset by lower contract costs as a percentage of sales related to our college and university contracts.
For the 26 weeks ended November 1, 2025, the gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (20 basis points), primarily due to lower margin rates (120 basis points) for course materials due to higher markdowns, offset by lower contract costs as a percentage of sales (100 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•Rental gross margin as a percentage of sales decreased driven primarily by lower rental margin rates, offset by lower contract costs as a percentage of sales related to our college and university contracts.
Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	% of Sales	October 26, 2024	% of Sales	November 1, 2025	% of Sales	October 26, 2024	% of Sales
			As Restated				As Restated
Total Selling and Administrative Expenses	$77,302	12.0%	$72,940	12.1%	$145,163	15.6%	$139,963	16.2%
During the 13 weeks ended November 1, 2025, selling and administrative expenses increased by $4.4 million, or 6.0%, to $77.3 million from $72.9 million during the 13 weeks ended October 26, 2024. This increase was primarily due to a $8.3 million increase in payroll and related operating costs, and a $0.6 million increase in incentive plan expense.
During the 26 weeks ended November 1, 2025, selling and administrative expenses increased by $5.2 million, or 3.7%, to $145.2 million from $140.0 million during the 26 weeks ended October 26, 2024. This increase was primarily due to a $7.1 million increase in payroll and related operating costs, and a $4.2 million increase in incentive plan expense.
Depreciation and Amortization Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	% of Sales	October 26, 2024	% of Sales	November 1, 2025	% of Sales	October 26, 2024	% of Sales
			As Restated				As Restated
Total Depreciation and Amortization Expense	$7,625	1.2%	$8,542	1.4%	$16,810	1.8%	$21,613	2.5%
Depreciation and amortization expense decreased by $0.9 million, to $7.6 million during the 13 weeks ended November 1, 2025 from $8.5 million during the 13 weeks ended October 26, 2024. The decrease was primarily attributable to lower depreciable assets and intangibles, offset by capital additions and accelerated intangible amortization related to closed stores.
Depreciation and amortization expense decreased by $4.8 million, to $16.8 million during the 26 weeks ended November 1, 2025 from $21.6 million during the 26 weeks ended October 26, 2024. The decrease was primarily attributable to lower depreciable assets and intangibles, offset by capital additions and accelerated intangible amortization related to closed stores.
Other (income) expense
During the 13 and 26 weeks ended November 1, 2025, the Company recognized other (income) expense totaling $4.1 million and $5.6 million, respectively, comprised of Investigation related costs.
During the 13 and 26 weeks ended October 26, 2024, the Company recognized other expense totaling $0.2 million and $3.5 million, respectively, comprised primarily of $1.0 million and $2.1 million, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $0 and $2.0 million, respectively, of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, ($1.8 million is included in accrued liabilities in the condensed Consolidated Balance Sheet as of October 26, 2024), $0.3 million and $0.8 million, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges, and ($1.4 million) for both periods related to the termination of liabilities related to a frozen retirement benefit plan (non-cash). We recognized an increase to additional paid in capital on the condensed Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
Operating Income

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	% of Sales	October 26, 2024	% of Sales	November 1, 2025	% of Sales	October 26, 2024	% of Sales
			As Restated				As Restated
Total Operating Income	$40,796	6.3%	$47,145	7.8%	$17,630	1.9%	$8,429	0.9%
Our operating income was $40.8 million during the 13 weeks ended November 1, 2025, compared to operating income of $47.1 million during the 13 weeks ended October 26, 2024. The decrease in operating income is due to the matters discussed above.
Our operating income was $17.6 million during the 26 weeks ended November 1, 2025, compared to operating income of $8.4 million during the 26 weeks ended October 26, 2024. The increase in operating income is due to the matters discussed above.
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
Interest Expense, Net

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Interest Expense, Net	$3,885	$5,463	$7,630	$13,081
Net interest expense decreased by $1.6 million to $3.9 million during the 13 weeks ended November 1, 2025 from $5.5 million during the 13 weeks ended October 26, 2024. Interest expense decreased primarily due lower borrowing and lower interest rates.
Net interest expense decreased by $5.5 million to $7.6 million during the 26 weeks ended November 1, 2025 from $13.1 million during the 26 weeks ended October 26, 2024. Interest expense decreased primarily due to lower borrowing and lower interest rates.

Income Tax (Benefit) Expense

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2025	Effective Rate	October 26, 2024	Effective Rate	November 1, 2025	Effective Rate	October 26, 2024	Effective Rate
Income Tax (Benefit) Expense	$11,907	32.3%	$(1,480)	(3.6)%	$3,267	32.7%	$878	(1.5)%
We recorded an income tax expense of $11.9 million on pre-tax income of $36.9 million during the 13 weeks ended November 1, 2025, which represented an effective income tax rate of 32.3% and we recorded an income tax expense of $(1.5) million on a pre-tax income of $41.7 million during the 13 weeks ended October 26, 2024, which represented an effective income tax rate of (3.6)%. The effective tax rate for the 13 weeks ended November 1, 2025 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
We recorded an income tax expense of $3.3 million on pre-tax loss of $10.0 million during the 26 weeks ended November 1, 2025, which represented an effective income tax rate of 32.7% and we recorded an income tax expense of $0.9 million on a pre-tax loss of $59.9 million during the 26 weeks ended October 26, 2024, which represented an effective income tax rate of (1.5)%. The effective tax rate for the 26 weeks ended November 1, 2025 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Net Income (Loss)	$25,004	$43,162	$6,733	$(60,763)
Net income was $25.0 million during the 13 weeks ended November 1, 2025, compared with net income of $43.2 million during the 13 weeks ended October 26, 2024. As a result of the factors discussed above, net income was $6.7 million during the 26 weeks ended October 26, 2024, compared with a net loss $60.8 million during the 26 weeks ended October 28, 2023.
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
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Adjusted Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Net income (loss)	$25,004	$43,162	$6,733	$(60,763)
Reconciling items (below)	1,357	1,105	3,844	3,860
Adjusted Net Income (Loss)	$26,361	$44,267	$10,577	$(56,903)

Reconciling items
Other (income) expense, net of Investigation expenses (a)	(424)	(150)	(473)	3,468
Stock-based compensation expense	1,781	1,255	4,317	392
Reconciling items	$1,357	$1,105	$3,844	$3,860
Adjusted EBITDA

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Net income (loss)	$25,004	$43,162	$6,733	$(60,763)
Add:
Depreciation and amortization expense	7,625	8,542	16,810	21,613
Interest expense, net	3,885	5,463	7,630	13,081
Income tax (benefit) expense	11,907	(1,480)	3,267	878
Loss on extinguishment of debt (a)	—	—	—	55,233
Other (income) expense, net of Investigation expenses (a)	(424)	(150)	(473)	3,468
Stock-based compensation expense	1,781	1,255	4,317	392
Adjusted EBITDA	$49,778	$56,792	$38,284	$33,902

(a)     See Management Discussion and Analysis and Results of Operations.

Adjusted Free Cash Flow

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Net cash flows used in operating activities (a)	$(59,593)	$47,410	$(1,364)	$(96,092)
Less:
Capital expenditures (b)	4,315	3,058	8,051	7,018
Cash interest	2,728	5,134	5,655	9,866
Cash taxes	127	(2,289)	312	(2,085)
Adjusted Free Cash Flow	$(66,763)	$41,507	$(15,382)	$(110,891)
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

Capital Expenditures	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
		As Restated		As Restated
Physical store capital expenditures	$3,149	$1,386	$5,350	$3,840
Product and system development	875	1,548	2,275	2,708
Other	291	124	426	470
Total Capital Expenditures	$4,315	$3,058	$8,051	$7,018
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our A&R Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of November 1, 2025, we had $36.4 million of cash on hand, including $24.7 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
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

Liquidity
Sources and Uses of Cash Flows

	26 weeks ended
Dollars in thousands	November 1, 2025	October 26, 2024
		As Restated
Net cash flows used in operating activities	$(1,364)	$(96,092)
Net cash flows used in investing activities	(8,051)	(6,226)
Net cash flows provided by financing activities	17,121	102,690
Net change in cash, cash equivalents, and restricted cash	$7,706	$372
As of November 1, 2025 and October 26, 2024, we had restricted cash of $24.7 million and $17.3 million, respectively, comprised of $22.3 million and $14.9 million, respectively, in prepaid and other current assets in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million and $2.4 million, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows used in operating activities during the 26 weeks ended November 1, 2025 were $(1.4) million compared to $(96.1) million during the 26 weeks ended October 26, 2024. The increase in cash flows used in operating activities of $94.7 million was primarily due to higher receivables due to the growth of our BNC First Day programs, and the timing of payables to vendors for inventory purchases and expenses.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 26 weeks ended November 1, 2025 were $(8.1) million compared to $(6.2) million during the 26 weeks ended October 26, 2024. The increase in cash used in investing activities is primarily due to higher capital expenditures and contractual capital investments, enhancements to internal systems and websites, and new store construction. Capital expenditures totaled $8.1 million and $7.0 million during the 26 weeks ended November 1, 2025 and October 26, 2024, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 26 weeks ended November 1, 2025 were $17.1 million compared to $102.7 million during the 26 weeks ended October 26, 2024. The net change of $85.6 million is primarily reflected by higher equity financing proceeds received in 2025 of $95.0 million of new equity capital through a $50.0 million new equity investment led by Immersion Corporation, and a $45.0 million fully backstopped Rights Offering and $9.6 from sale of Common Stock under the ATM facility, partially offset by 2025 payments for equity issuance costs of $9.7 million and higher net borrowings for the 26 weeks ended November 1, 2025 of $6.8 million.

Capital Resources
Financing Arrangements
On June 10, 2024, the Company completed a series of financing and recapitalization Transactions that significantly deleveraged its Consolidated Balance Sheet and enhanced liquidity. The Transactions included equity issuances, the conversion of the Company’s term loan indebtedness into equity, and the refinancing of the Company’s asset-based revolving credit facility.
As of November 1, 2025, the Company had the full $325 million borrowing capacity available under its revolving credit facility with no borrowing base or collateral limitations, subject to compliance with applicable covenants with $122.5 million outstanding.
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
Share Repurchases
During the 26 weeks ended November 1, 2025, we did not repurchase any of our Common Stock under the stock repurchase program. As of November 1, 2025, approximately $26.7 million remains available under the stock repurchase program.
During the 13 ended November 1, 2025, we repurchased 0 and 429 of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part

II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of November 1, 2025, due to the material weaknesses in internal control over financial reporting related to our control environment, risk assessment, information and communication, monitoring, and multiple control activities as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K and continue to exist as of November 1, 2025.
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
Item 1A. Risk Factors
There have been no material changes, during the 13 weeks ended November 1, 2025 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
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