Form 10-Q
period 2026-01-31
Barnes & Noble Education, Inc.
filed 2026-03-10
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 6, 2026, 34,296,119 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended January 31, 2026

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
•our ability to maintain compliance with SEC reporting requirements and NYSE continued listing rules;
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

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Sales:
Product sales and other	$471,825	$419,663	$1,344,215	$1,230,263
Rental income	43,267	43,162	103,451	98,115
Total sales	515,092	462,825	1,447,666	1,328,378
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	394,782	343,559	1,109,131	1,005,970
Rental cost of sales	24,212	25,516	57,223	55,185
Total cost of sales	418,994	369,075	1,166,354	1,061,155
Gross profit	96,098	93,750	281,312	267,223
Selling and administrative expenses	72,551	71,561	217,714	211,524
Depreciation and amortization expense	7,427	7,827	24,237	29,440
Impairment loss	456	1,713	456	1,713
Other (income) expense	1,043	(6,268)	6,654	(2,800)
Operating income	14,621	18,917	32,251	27,346
Loss on extinguishment of debt	—	—	—	55,233
Interest expense, net	4,884	5,083	12,514	18,164
Income (loss) before income taxes	9,737	13,834	19,737	(46,051)
Income tax (benefit) expense	3,082	(4,108)	6,349	(3,230)
Net income (loss)	$6,655	$17,942	$13,388	$(42,821)

Income (loss) per share of Common Stock:
Basic:
Total basic income (loss) per share	$0.19	$0.59	$0.39	$(1.82)
Weighted average common shares outstanding - Basic	34,450,101	30,507,723	34,290,185	23,515,188

Diluted:
Total diluted income (loss) per share	$0.19	$0.59	$0.39	$(1.82)
Weighted average common shares outstanding - Diluted	34,663,763	30,642,958	34,599,168	23,515,188
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	January 31, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,139	$9,058
Receivables, net	416,425	98,077
Merchandise inventories, net	329,425	299,562
Textbook rental inventories	43,662	26,439
Prepaid expenses and other current assets	26,095	32,249
Total current assets	825,746	465,385
Property and equipment, net	37,182	40,229
Operating lease right-of-use assets	180,535	183,695
Intangible assets, net	67,924	78,241
Other noncurrent assets	18,921	22,735
Total assets	$1,130,308	$790,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$319,236	$148,848
Accrued liabilities	186,919	65,853
Current operating lease liabilities	73,653	64,524
Total current liabilities	579,808	279,225
Long-term deferred taxes, net	85	1,135
Long-term operating lease liabilities	103,959	115,495
Other long-term liabilities	18,082	19,142
Long-term borrowings	138,400	103,100
Total liabilities	840,334	518,097
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued, 34,321,836 and 34,081,114 shares, respectively; outstanding, 34,294,569 and 34,053,847 shares, respectively	343	341
Additional paid-in capital	1,011,370	1,006,974
Accumulated deficit	(699,183)	(712,571)
Treasury stock, at cost	(22,556)	(22,556)
Total stockholders' equity	289,974	272,188
Total liabilities and stockholders' equity	$1,130,308	$790,285
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	39 weeks ended
	January 31, 2026	January 25, 2025
		As Restated
Cash flows from operating activities:
Net income (loss)	$13,388	$(42,821)
Adjustments to reconcile Net income (loss) to net cash flows used in operating activities:
Depreciation and amortization expense	24,237	29,440
Amortization of deferred financing costs	2,747	4,248
Impairment loss	456	1,713
Loss on extinguishment of debt	—	55,233
Deferred taxes	(1,050)	2,960
Stock-based compensation expense	5,191	2,953
Changes in operating lease right-of-use assets and liabilities	624	(322)
Changes in other long-term assets and liabilities and other, net	1,031	(6,006)
Changes in other operating assets and liabilities, net:
Receivables, net	(318,348)	(244,681)
Merchandise inventories	(29,863)	17,212
Textbook rental inventories	(17,223)	(8,041)
Prepaid expenses and other current assets	(5,273)	(5,535)
Accounts payable and accrued liabilities	293,331	55,610
Changes in other operating assets and liabilities, net	(77,376)	(185,435)
Net cash flows used in operating activities	$(30,752)	$(138,037)
Cash flows from investing activities:
Purchases of property and equipment	$(11,781)	$(9,790)
Net change in other noncurrent assets	—	792
Net cash flows used in investing activities	$(11,781)	$(8,998)
Cash flows from financing activities:
Proceeds from borrowings	$604,000	$667,355
Repayments of borrowings	(568,700)	(691,121)
Proceeds from Private Equity Investment	—	50,000
Proceeds from Rights Offering	—	45,000
Proceeds from sales of Common Stock under ATM facility, net of commissions	—	78,450
Payment of equity issuance costs	(795)	(9,724)
Payment of deferred financing costs	(1,900)	(5,569)
Purchase of treasury shares	—	(4)
Proceeds from principal stockholder expense reimbursement	—	1,190
Payment of finance lease principal	(371)	(385)
Net cash flows provided by financing activities	$32,234	$135,192
Net decrease in cash, cash equivalents and restricted cash	(10,299)	(11,843)
Cash, cash equivalents and restricted cash at beginning of period	28,723	28,570
Cash, cash equivalents, and restricted cash at end of period	$18,424	$16,727

Supplemental cash flows information:
Cash paid during the period for:
Interest paid	$9,961	$14,499
Income taxes paid (net of refunds)	$1,724	$(2,018)
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share and share data)
(unaudited)

			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance at May 3, 2025	34,053,847	$341	$1,006,974	$(712,571)	27,267	$(22,556)	$—	$272,188
Stock-based compensation expense	—	—	2,536	—	—	—	—	2,536
Net loss	—	—	—	(18,271)	—	—	—	(18,271)
Balance August 2, 2025	34,053,847	$341	$1,009,510	$(730,842)	27,267	$(22,556)	$—	$256,453
Stock-based compensation expense	—	—	1,781	—	—	—	—	1,781
Net income	—	—	—	25,004	—	—	—	25,004
Balance November 1, 2025	34,053,847	$341	$1,011,291	$(705,838)	27,267	$(22,556)	$—	$283,238
Stock-based compensation expense	—	—	874	—	—	—	—	874
Vested equity awards	240,722	2						2
Equity issuance costs	—	—	(795)	—	—	—	—	(795)
Net income	—	—	—	6,655	—	—	—	6,655
Balance January 31, 2026	34,294,569	$343	$1,011,370	$(699,183)	27,267	$(22,556)	$—	$289,974

			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
As Restated	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity
Balance at April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$—	$80,400
Stock-based compensation expense	—	—	(863)	—	—	—	—	(863)
Vested equity awards	2,923						—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	—	—	429	(4)	—	(4)
Private Equity Investment	10,000,000	100	49,900	—	—	—	—	50,000
Rights Offering	9,000,000	90	44,910	—	—	—	—	45,000
Equity issuance costs	—	—	(9,524)	—	—	—	—	(9,524)
Term Loan debt conversion	6,673,978	67	86,688	—	—	—	—	86,755
Principal stockholder expense reimbursement	—	—	1,940	—	—	—	—	1,940
Net loss	—	—	—	(103,925)				(103,925)
Balance July 27, 2024	26,235,303	$263	$922,743	$(750,671)	27,267	$(22,556)	$—	$149,779
Stock-based compensation expense			1,255	—	—	—	—	1,255
Vested equity awards	31,275	—	—	—	—	—	—	—
Equity issuance costs			(178)	—	—	—	—	(178)
Pension adjustments	—	—	—	—	—	—	7,828	7,828
Proceeds from sale of Common Stock under ATM facility, net of commissions	1,046,460	11	9,579	—	—	—	—	9,590
Net income	—	—	—	43,162	—	—	—	43,162
Balance October 26, 2024	27,313,038	$274	$933,399	$(707,509)	27,267	$(22,556)	$7,828	$211,436
Stock-based compensation expense	—	—	2,561	—	—	—	—	2,561
Equity issuance costs	—	—	(22)	—	—	—	—	(22)
Pension adjustments	—	—	—	—	—	—	(7,828)	(7,828)
Proceeds from sale of Common Stock under ATM facility, net of commissions	6,768,076	67	68,793	—	—	—	—	68,860
Net income	—	—	—	17,942	—	—	—	17,942
Balance January 25, 2025	34,081,114	$341	$1,004,731	$(689,567)	27,267	$(22,556)	$—	$292,949

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
This Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended May 3, 2025 ("Fiscal 2025"), which includes restated consolidated financial statements for certain interim periods within Fiscal 2025 and for the fiscal year ended April 27, 2024.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. The Company is also a textbook wholesaler, and bookstore management hardware and software provider. The Company operates 1,120 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The Company provides product and service offerings designed to address the most pressing issues in higher education, including access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. The Company offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.
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
The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 31, 2026 ("Fiscal 2026") are not indicative of the results expected for the 52 weeks ending May 2, 2026.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Seasonality
The Company's business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. The Company's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in its fiscal calendar dates. During the current fiscal year, the Company experienced a modest increase in the number of academic start periods occurring in the 13 and 39 weeks ended January 31, 2026, compared to the prior year, primarily due to differences in the fiscal calendar week alignment year over year.
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
Restricted cash is included within prepaid expenses and other current assets in the condensed consolidated balance sheets and consists primarily of segregated funds related to commissions payable to Fanatics Lids College, Inc., d/b/a “Lids,” for logo merchandise sales pursuant to the Lids service provider merchandising agreement. Restricted cash also includes amounts classified within other noncurrent assets representing funds held in trust for future distributions related to employee benefit plans.
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented in the condensed consolidated statements of cash flows. The following table reconciles cash and cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total amounts presented in the condensed consolidated statements of cash flows.

	As of
	January 31, 2026	May 3, 2025
Cash and cash equivalents	$10,139	$9,058
Restricted cash included in prepaid expenses and other assets	5,905	17,332
Restricted cash included in other noncurrent assets	2,380	2,333
Total	$18,424	$28,723

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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Cost is determined primarily by the retail inventory method for the Company's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The LIFO reserve related to the Company’s inventory balance was $6,446 as of January 31, 2026 and May 3, 2025, respectively.
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
The Company does not currently operate gift card or customer loyalty programs, however, it accepts Barnes & Noble Booksellers ("B&N") gift cards, and also sells third-party gift cards, including B&N gift cards, in its stores. The Company expects to launch its own gift card program in the fourth quarter of Fiscal 2026. The Company does not account for promotional offers as expenses. Sales tax collected from customers is excluded from reported revenues. The Company's payment terms are generally within 30 days and do not extend beyond one year.
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
Accounting Pronouncements
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued during the quarter ended January 31, 2026, that are expected to have a material impact on the Company’s condensed consolidated financial statements.
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
Note 3. Restatement of Previously Issued Financial Statements
As previously disclosed in the Company’s annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025 (the "Annual Report"), the Audit Committee of the Board of Directors, with the assistance of independent advisors, completed an investigation into certain accounting matters (the "Investigation"). As previously disclosed, as a result of the Investigation and additional accounting matters identified during the preparation of the Company’s consolidated financial statements for the fiscal year ended May 3, 2025, management concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended April 27, 2024, and the unaudited interim consolidated financial statements for the quarterly and year-to-date periods within fiscal years ended May 3, 2025 and April 27, 2024 should no longer be relied upon. Accordingly, the Annual Report includes a restatement of our previously issued consolidated financial statements and related disclosures for such periods.
The restatement corrects errors related to (i) the recording of cost of digital sales, (ii) the accounting for certain store operating agreements in accordance with Accounting Standards Codification 842, Leases, and (iii) the write-off of aged textbook rental inventory, as well as certain other immaterial errors identified during the fiscal year 2025 audit process. These errors resulted in misstatements to cost of sales, depreciation and amortization expense, other (income) expense, income tax expense, operating lease right-of-use assets and liabilities, deferred income taxes, property, and equipment, other long-term liabilities, additional paid-in capital, accumulated deficit, and certain working capital balances.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 4. Revenue
Revenue from sales of the Company's products and services is recognized either at the point in time when control of the products is transferred to its customers, or over time as services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products or services.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information related to the Company's revenue recognition policies.
Disaggregation of Revenue
The following table disaggregates the revenue associated with the Company's major product and service offerings:

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Product and Other Sales		As Restated		As Restated
Course Materials Product Sales	$357,757	$304,245	$974,621	$857,672
General Merchandise Product Sales (a)	95,136	97,313	302,546	302,091
Service and Other Revenue (b)	18,932	18,105	67,048	70,500
Product and Other Sales sub-total	471,825	419,663	1,344,215	1,230,263
Course Materials Rental Income	43,267	43,162	103,451	98,115
Total Sales	$515,092	$462,825	$1,447,666	$1,328,378
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before the Company has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.8 million and $0.6 million as of January 31, 2026 and May 3, 2025, respectively, on the Company's condensed Consolidated Balance Sheets.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following table presents changes in deferred revenue associated with the Company's contract liabilities:

	As of
	January 31, 2026	May 3, 2025

Deferred revenue at the beginning of period	$13,565	$14,892
Additions to deferred revenue during the period	172,547	180,174
Reductions to deferred revenue for revenue recognized during the period	(130,328)	(181,501)
Deferred revenue balance at the end of period:	$55,784	$13,565
Balance Sheet classification:
Accrued liabilities	$52,935	$10,410
Other long-term liabilities	2,849	3,155
Deferred revenue balance at the end of period	$55,784	$13,565
Note 5. Segment Reporting
The Company identifies its segments in accordance with the way its business is managed. On October 26, 2024, management determined that a realignment of the Company's operating and reporting segments was necessary to better reflect the operations of the organization. Following the change in Chief Executive Officer and financing transactions in June 2024, the Company streamlined operations to focus on a centralized management structure to support company-wide procurement, marketing and selling, delivery and customer service. Given the change in how the overall business is managed and how the current Chief Executive Officer (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources, the Company combined the operating results of the prior two segments, Retail and Wholesale, into one operating and reporting segment. Prior period disclosures have been restated to reflect the change to one segment.
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
The following table presents sales, profitability, and significant expense information about the Company's segment.

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Sales	$515,092	$462,825	$1,447,666	$1,328,378
Adjusted Cost of sales (a)	357,233	306,354	980,365	881,911

Payroll expense	51,365	51,118	155,165	152,062
Contract payments	57,175	55,861	163,246	160,779
Direct expenses	24,687	24,708	78,977	74,383
Indirect (income) expense	211	34	1,124	591
Other segment expenses, net (b)	17,766	6,808	55,401	101,473
Net income (loss)	$6,655	$17,942	$13,388	$(42,821)
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
Note 6. Equity
Stock Authorization
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
On September 18, 2024, the Company's stockholders (1) approved the Company’s Amended and Restated Certificate of Incorporation to decrease the aggregate number of authorized shares of the Company's Common Stock from 10,000,000,000 shares to 200,000,000 shares; and (2) approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance by an additional 2,000,000 shares of the Company's Common Stock, for an aggregate total of 2,179,093 shares (post-Reverse Stock Split as further described below).
At-the-Market Equity Offerings
On September 19, 2024, the Company entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which it sold the maximum of $40,000 of the Company's Common Stock from time to time at a weighted-average price of $10.06 per share and received $39,200 in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon the Company's instructions (including as to price, time or size limits or other customary parameters or conditions). The Company paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the September ATM Sales Agreement. The Company was not obligated to make any sales of Common Stock under the September ATM Sales Agreement.
On December 20, 2024, the Company entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which it sold the maximum of $40,000 of the Company's Common Stock from time to time at a weighted-average price of $10.42 per share and received $39,200 in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon the Company's instructions (including as to price, time or size limits or other customary parameters or conditions). The Company paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. The Company was not obligated to make any sales of Common Stock under the December ATM Sales Agreement.
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
The Reverse Stock Split affected all issued and outstanding shares of Common Stock. All outstanding options and restricted stock units, and other securities entitling their holders to purchase or otherwise receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. The number of shares available to be awarded under the Company’s equity compensation plans was also appropriately adjusted. Following the Reverse Stock Split,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

the par value of the Common Stock remained unchanged at $0.01 per share. The Reverse Stock Split did not change the authorized number of shares of Common Stock or preferred stock. No fractional shares were issued in connection with the reverse split; instead, any fractional shares as a result of the Reverse Stock Split were rounded up to the next whole number of post-split shares of Common Stock.
Repurchase of Shares
During the 39 weeks ended January 31, 2026, the Company did not purchase shares under the stock repurchase program. As of January 31, 2026, approximately $26,669 remains available under the stock repurchase program.
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
On June 11, 2024, the Company completed the Reverse Stock Split which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the Common Stock issued and outstanding was converted into one share of the Company’s Common Stock.
The following is a reconciliation of the basic and diluted Net income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Numerator for basic Net income (loss) per share:
Income (loss), net of tax	$6,655	$17,942	$13,388	$(42,821)

Numerator for diluted Net income (loss) per share:
Net income (loss)	$6,655	$17,942	$13,388	$(42,821)
Net income (loss) available to common shareholders	$6,655	$17,942	$13,388	$(42,821)

Denominator for basic Net income (loss) per share:
Basic weighted average shares of Common Stock (a)	34,450,101	30,507,723	34,290,185	23,515,188

Denominator for diluted Net income (loss) per share:
Basic weighted average shares of common shares	34,450,101	30,507,723	34,290,185	23,515,188
Average dilutive restricted share units	—	14,176	23,317	—
Average dilutive restricted shares	—	—	—	—
Average dilutive performance share units	213,662	121,059	285,666
Average dilutive stock options	—	—	—	—
Diluted weighted average shares of common shares(a)	34,663,763	30,642,958	34,599,168	23,515,188
Income (loss) per share of Common Stock:
Income (loss) per share Common Stock:
Basic
Net income (loss) per share - Basic	$0.19	$0.59	$0.39	$(1.82)

Diluted
Net income (loss) per share - Diluted	$0.19	$0.59	$0.39	$(1.82)

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

(a) During the 13 weeks ended January 31, 2026 and January 25, 2025, weighted-average shares of 3,821 and 8,456, respectively, were excluded from the diluted Net income (loss) per share calculation as their inclusion would have been antidilutive. During the 39 weeks ended January 31, 2026 and January 25, 2025, weighted-average shares of 3,934 and 333,770, respectively, were excluded from the diluted Net income (loss) per share calculation as their inclusion would have been antidilutive.
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
Note 9. Derivative
In April 2025, the Company entered into a Participation Interest Purchase Agreement (the “Sale Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid the Company $12,625 in exchange for a participation interest in the proceeds of a specified litigation claim related to the interchange fees (the "Claim"). The Sale Agreement is non-recourse to the Company with respect to financial risk. In February 2026, the Claim was resolved pursuant to the Settlement agreement and litigation was dismissed.
The Company had continuing contractual obligations under the Sale Agreement, including remaining the plaintiff of record in the litigation, cooperating with Jefferies and its counsel, providing access to litigation-related documents, and complying

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

with certain settlement-related provisions. With the execution of the Settlement Agreement and dismissal of the underlying litigation to which the Claim related, the Company’s contractual obligations under the Sale Agreement have been satisfied in all material respects. These obligations are protective in nature and do not require the Company to repay amounts received, provide services, or otherwise create a debt obligation.
Effective May 4, 2025, the first day of the Company’s fiscal year 2026, the Company early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. Upon adoption, the Sale Agreement no longer met the definition of a derivative under ASC 815, as the arrangement qualifies for the scope exception applicable to litigation funding arrangements that do not create or modify debt.
Accordingly, upon adoption, the previously recognized derivative liability was reclassified to deferred income within other long-term liabilities, and the Sale Agreement is accounted for under ASC 470, Debt, as deferred income. The Company will recognize the related deferred income from the proceeds of the Sale Agreement in the fourth quarter of fiscal year 2026.
The guidance was applied using a modified retrospective approach, resulting in the reclassification of the derivative liability to deferred income as of the adoption date. The cumulative-effect adjustment to retained earnings upon adoption was immaterial. No amounts related to this arrangement are subject to recurring fair-value measurement.
Note 10. Debt

		As of
	Maturity Date	January 31, 2026	May 3, 2025
Credit Facility	June 9, 2028	$138,400	$103,100
Total debt		$138,400	$103,100
Balance Sheet classification:
Long-term borrowings		$138,400	$103,100
Total debt		$138,400	$103,100

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
Credit Facility
In connection with the timing of the Company’s financial statement filings, the Company entered into a series of limited consent and waiver agreements with the lenders under its asset-based revolving credit facility to extend certain financial reporting deadlines. These waivers related solely to the timing of the Company’s filings and did not arise from noncompliance with any financial covenants. The Investigation and related restatement of the Company’s previously issued financial statements have been completed.
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
The A&R Credit Agreement contains customary negative covenants and financial maintenance covenants, including minimum availability, a consolidated fixed charge coverage ratio, and a consolidated EBITDA requirement, each as defined in the A&R Credit Agreement. The Credit Facility is secured by substantially all of the Company’s inventory, accounts receivable and related assets, constituting an all-assets lien, subject to customary exclusions.
As of January 31, 2026, and as of the issuance date this Quarterly Report on Form 10-Q, the Company was in compliance with all covenants under the A&R Credit Agreement.
Term Loan
On June 10, 2024, the Company’s existing Term Loan Credit Agreement (the "Term Loan"), dated June 7, 2022, with TopLids LendCo, LLC and Vital Fundco, LLC (the “Term Loan”), was terminated in connection with the conversion of approximately $34,000 of outstanding principal and accrued and unpaid interest into shares of the Company’s Common Stock (the “Term Loan Debt Conversion”). As a result of the Term Loan Debt Conversion, the Term Loan and all related agreements were extinguished.
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

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	January 31, 2026	May 3, 2025
Credit Facility - Other noncurrent assets	June 9, 2028	$8,850	$11,597
Total deferred financing costs		$8,850	$11,597
Interest

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following table disaggregates interest expense:

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Interest Incurred
Credit Facility	$3,982	$4,179	$9,804	$13,797
Term Loan	—	—	—	453
Total Interest Incurred	$3,982	$4,179	$9,804	$14,250
Amortization of Deferred Financing Costs
Credit Facility	$915	$915	$2,747	$4,098
Term Loan	—	—	—	150
Total Amortization of Deferred Financing Costs	$915	$915	$2,747	$4,248
Interest income	$(13)	$(11)	$(37)	$(334)
Total Interest Expense, net	$4,884	$5,083	$12,514	$18,164
Cash interest paid during the 13 weeks ended January 31, 2026 and January 25, 2025 was $3,656 and $4,633, respectively, and for the 39 weeks ended January 31, 2026 and January 25, 2025 was $9,961 and $14,499 respectively. Cash interest for the 13 weeks and 39 weeks ended January 31, 2026 includes $325 and $975, respectively, of waiver fees incurred in connection with the Investigation.
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

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following tables summarize lease expenses:

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Variable lease expense	$40,839	$39,124	$115,699	$111,567
Operating lease expense	14,941	14,770	44,368	45,363
Net lease expense	$55,780	$53,894	$160,067	$156,930
The following table summarizes the Company's minimum fixed lease obligations, excluding variable commissions:

As of January 31, 2026
Remainder of Fiscal 2026	$44,188
Fiscal 2027	40,926
Fiscal 2028	32,904
Fiscal 2029	29,913
Fiscal 2030	24,149
Thereafter	25,631
Total lease payments	197,711
Less: imputed interest	(20,099)
Operating lease liabilities at period end	$177,612
Future lease payment obligations related to leases that were entered into, but did not commence as of January 31, 2026, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following summarizes additional information related to the Company's operating leases:

	As of
	January 31, 2026	January 25, 2025
		As Restated
Weighted average remaining lease term (in years)	4.4 years	4.2 years
Weighted average discount rate	5.7%	4.9%

Supplemental cash flow information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,444	$52,158
Operating cash flows from financing leases	$30	$17
Financing cash flows from financing leases	$371	$385
ROU assets obtained in exchange for lease obligations:
Operating leases	$40,666	$22,621
Financing leases	$—	$1,128
Note 12. Supplementary Information
Other (Income) Expense
During the 13 and 39 weeks ended January 31, 2026, the Company recognized other (income) expense totaling $1,043 and $6,654, respectively, primarily reflecting Investigation related costs.
During the 13 and 39 weeks ended January 25, 2025, the Company recognized other (income) expense totaling $(6,268) and $(2,800), respectively, comprised primarily of $(7,621) and $(9,008), respectively, related to the termination of liabilities related to a frozen retirement benefit plan; $(11) and $2,061, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, nil and $1,963, respectively, of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, ($(1,789) of which is included in accrued liabilities in the condensed Consolidated Balance Sheet as of January 25, 2025), $64 and $884, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges; and $1,300 related to the settlement of a class action lawsuit and related legal fees.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 13. Long-Term Incentive Compensation Expense
During the 13 and 39 weeks ended January 31, 2026, the Company did not grant any long-term incentive plan awards. The Company recognizes compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Stock-based awards
Restricted stock expense	$—	$200	$333	$467
Restricted stock units expense	—	185	278	417
Performance share units expense	869	2,147	4,527	2,895
Stock option expense	5	29	53	(826)
Sub-total stock-based awards:	$874	$2,561	$5,191	$2,953
Cash settled awards
Phantom share units expense	$—	$—	$—	$(4)
Total compensation expense for long-term incentive awards(a)	$874	$2,561	$5,191	$2,949
(a) The long-term incentive plan for the 13 and 39 weeks ended January 25, 2025 was impacted due to forfeitures of $1,562 resulting from the resignation of the Company's former Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of January 31, 2026 was $5,579 and is expected to be recognized over a weighted-average period of 1.62 years.
Note 14. Income Taxes
The Company recorded an income tax expense of $3,082 on pre-tax income of $9,737 during the 13 weeks ended January 31, 2026, which represented an effective income tax rate of 31.7% and an income tax benefit of $(4,108) on pre -tax income of $13,834 during the 13 weeks ended January 25, 2025, which represented an effective income tax rate of (29.7)%. The Company recorded an income tax expense of $6,349 on pre-tax income of $19,737 during the 39 weeks ended January 31, 2026, which represented an effective income tax rate of 32.2% and an income tax benefit of $(3,230) on pre-tax loss of $(46,051) during the 39 weeks ended January 25, 2025, which represented an effective income tax rate of 7.0%. The effective tax rate for the 13 and 39 weeks ended January 31, 2026 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 31, 2026, the Company determined that it was more likely than not that it would not realize all deferred tax assets and the Company's tax rate for the current fiscal year reflects this determination. The Company will continue to evaluate this position.
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
Note 15. Subsequent Events

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Subsequent to the close of the third quarter of Fiscal 2026, the Company entered into a final settlement agreement dated February 4, 2026 (the “Settlement Agreement”), resolving litigation related to interchange fees in which the Company had previously sold a participation interest to Jefferies pursuant to the Sale Agreement (see Note 9, Derivative). Pursuant to the terms of the Sale Agreement, Jefferies is entitled to all proceeds from the Settlement Agreement, and such proceeds were delivered to Jefferies in early March 2026. Because the settlement agreement was executed and funded after the close of the third quarter, the settlement represents a non-recognized subsequent event. The Company will recognize the related deferred income from the proceeds of the Sale Agreement in the fourth quarter of fiscal year 2026.

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
The restatement was completed and fully reflected in the Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025, including the restated consolidated financial statements for fiscal year ended April 27, 2024 and the restated unaudited quarterly financial information for affected interim periods. Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, and Note 21, Restatement of Quarterly Financial Information (Unaudited), in the Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025, for a complete description of the nature and impact of the restatement.
There have been no additional restatements or revisions to previously issued financial statements since the filing of the Annual Report.
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, and inventory management hardware and software providers. We operate 1,120 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first three quarters of Fiscal 2026.
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
BNC First Day® Affordable Access Course Material Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
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
Offering course materials through our affordable access, First Day Complete and First Day models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first three quarters of Fiscal 2026.
The following table summarizes our BNC First Day® sales:

Dollars in millions	13 weeks ended				39 weeks ended
	January 31, 2026	January 25, 2025	Var $	Var %	January 31, 2026	January 25, 2025	Var $	Var %
First Day Complete Sales	$190.5	$141.9	$48.6	34.2%	$460.0	$342.7	$117.3	34.2%
First Day Sales	$103.1	$80.4	$22.7	28.2%	$242.0	196.3	$45.7	23.3%
Total BNC First Day® Sales	$293.6	$222.3	$71.3	32.1%	$702.0	$539.0	$163.0	30.2%

Financing Arrangements
On June 10, 2024, we completed various transactions (the "Transactions"), including an equity rights offering (the "Rights Offering"), private equity investment (the "Private Investment"), a term loan debt conversion (the "Term Loan Debt Conversion"), and credit facility refinancing (the "A&R Credit Facility Refinancing"), to substantially deleverage our Consolidated Balance Sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program. Upon closing of the Transactions on June 10, 2024:
•We received gross proceeds of $95.0 million of new equity capital through a $50.0 million new Private Investment led by Immersion Corporation and a $45.0 million Rights Offering. The Private Investment and Rights Offering infused approximately $85.5 million of net cash proceeds after transaction costs. The transactions resulted in Immersion Corporation obtaining a controlling interest in the Company.
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
Seasonality
Our business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. The Company's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in its fiscal calendar dates. During the current fiscal year, the Company experienced a modest increase in the number of academic start periods occurring in the 13 and 39 weeks ended January 31, 2026, compared to the prior year, primarily due to differences in the fiscal calendar week alignment year over year.
Product sales are recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in our condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Rental revenue and margin dollars deferral from third fiscal quarter is higher compared to prior year due to the growth of the BNC First Day® programs. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.
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
•First Day Complete and First Day Models. Offering course materials sales through our affordable access, First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day® programs offsets declines in a la carte courseware sales and closed store sales. We continue to move quickly to accelerate our First Day Complete and First Day strategy. Institutions continued to adopt our BNC First Day® programs during the three quarters of Fiscal 2026. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all.
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
Results of Operations - Summary (a)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Sales:
Product sales and other	$471,825	$419,663	$1,344,215	$1,230,263
Rental income	43,267	43,162	103,451	98,115
Total sales	$515,092	$462,825	$1,447,666	$1,328,378

Gross profit	$96,098	$93,750	$281,312	$267,223

Income (loss) before income tax	$9,737	$13,834	$19,737	$(46,051)

Net income (loss)	$6,655	$17,942	$13,388	$(42,821)

Adjusted Net income (loss) (non-GAAP) (a)	$8,207	$15,948	$18,784	$(40,955)

Adjusted EBITDA (non-GAAP) (a)	$23,600	$24,750	$61,884	$58,652
(a)Adjusted net income (loss) and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Results of Operations - 13 and 39 weeks ended January 31, 2026 compared with the 13 and 39 weeks ended January 25, 2025

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Sales:		As Restated		As Restated
Product sales and other	$471,825	$419,663	$1,344,215	$1,230,263
Rental income	43,267	43,162	103,451	98,115
Total sales	515,092	462,825	1,447,666	1,328,378
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	394,782	343,559	1,109,131	1,005,970
Rental cost of sales	24,212	25,516	57,223	55,185
Total cost of sales	418,994	369,075	1,166,354	1,061,155
Gross profit	96,098	93,750	281,312	267,223
Selling and administrative expenses	72,551	71,561	217,714	211,524
Depreciation and amortization expense	7,427	7,827	24,237	29,440
Impairment loss (non-cash)	456	1,713	456	1,713
Other (income) expense	1,043	(6,268)	6,654	(2,800)
Operating income	$14,621	$18,917	$32,251	$27,346

Percentage of Total Sales:	13 weeks ended		39 weeks ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Sales:
Product sales and other	91.6%	90.7%	92.9%	92.6%
Rental income	8.4	9.3	7.1	7.4
Total sales	100.0	100.0	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	83.7	81.9	82.5	81.8
Rental cost of sales (a)	56.0	59.1	55.3	56.2
Total cost of sales	81.3	79.7	80.6	79.9
Gross margin	18.7	20.3	19.4	20.1
Selling and administrative expenses	14.1	15.5	15.0	15.9
Depreciation and amortization expense	1.4	1.7	1.7	2.2
Impairment loss (non-cash)	0.1	0.4	—	0.1
Other (income) expense	0.2	(1.4)	0.5	(0.2)
Operating income	2.9%	4.1%	2.2%	2.1%

(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Overview
For the 13 weeks ended January 31, 2026 revenue increased by 11.3%, or $52.3 million, from last year to $515.1 million, primarily driven by growth in our BNC First Day® programs and a net increase in physical and virtual locations. Gross Comparable Store Sales increased by $33.8 million or 7.2%, during the quarter, driven by revenues from BNC First Day® programs which increased by $71.3 million, or 32.1%. Net income decreased by $11.3 million, or 62.9% to $6.7 million, compared to $17.9 million in the prior year. Adjusted EBITDA decreased by $1.2 million, or 4.7%, to $23.6 million from $24.8 million last year, in part due to a decrease in gross margins that is a result of certain timing differences in revenue recognition during the spring rush selling season, as well as investigation costs and other expense incurred in the current period.
For the 39 weeks ended January 31, 2026 revenue increased by 9.0%, or $119.3 million, from last year to $1,447.7 million, primarily driven by growth in our BNC First Day® programs and a net increase in physical and virtual locations which has helped to improve profitability. Gross Comparable Store Sales increased by $86.3 million, or 6.3%, driven by revenues from BNC First Day® programs which increased by $163.0 million, or 30.2%, helping to offset much of the decline from closed stores in total revenue. Net income increased by $56.2 million, or 131.3% to $13.4 million, compared to $(42.8) million in the prior year. Adjusted EBITDA improved by $3.2 million, or 5.5%, to $61.9 million from $58.7 million last year, primarily driven by revenue growth from the expansion of our BNC First Day® programs, which drove higher comparable store sales, as well as the closure of unprofitable stores, partially offset by investigation-related costs incurred during the current period.
Sales
The following table summarizes our sales for the 13 and 39 weeks ended January 31, 2026 and January 25, 2025:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	Var $	Var %	January 31, 2026	January 25, 2025	Var $	Var %
						As Restated
Product sales and other	$471,825	$419,663	$52,162	12.4%	$1,344,215	$1,230,263	$113,952	9.3%
Rental income	43,267	43,162	$105	0.2%	103,451	98,115	$5,336	5.4%
Total Sales	$515,092	$462,825	$52,267	11.3%	$1,447,666	$1,328,378	$119,288	9.0%
Sales increased during the 13 and 39 weeks ended January 31, 2026, primarily due to higher comparable store sales, new store sales, and new adoptions of our BNC First Day® programs. Also contributing to the increase in sales is the shift in the fiscal year and the academic calendar year discussed above. These increases were offset by lower sales resulting from closed stores. The components of the sales variances for the 13 and 39 week periods are reflected in the table below.

Sales variances	13 weeks ended	39 weeks ended
Dollars in millions	January 31, 2026	January 31, 2026
New stores	$35.2	$82.0
Closed stores	(16.2)	(46.7)
Comparable stores (a)	41.2	92.3
Textbook rental deferral	(9.4)	(5.5)
Other (b)	0.8	(3.5)
Total sales variance:	$51.6	$118.6
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

The following is a store count summary for physical stores and virtual stores.

	13 weeks ended						39 weeks ended
	January 31, 2026			January 25, 2025			January 31, 2026			January 25, 2025
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total	Physical	Virtual	Total

Beginning of period	656	472	1,128	653	509	1,162	653	493	1,146	707	538	1,245
Opened	6	2	8	5	8	13	43	13	56	25	24	49
Closed	14	2	16	9	2	11	48	34	82	83	47	130
End of period	648	472	1,120	649	515	1,164	648	472	1,120	649	515	1,164
During the 39 weeks ended January 31, 2026, we opened 56 stores and closed 82 stores. The Company’s strategic initiative is to close under-performing and less profitable stores.

Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus traffic, and an increase in the number and timing of on campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Our total sales increased by $52.3 million, or 11.3%, to $515.1 million during the 13 weeks ended January 31, 2026 from $462.8 million during the 13 weeks ended January 25, 2025.
•Product sales and other increased by $52.2 million, or 12.4%, to $471.8 million during the 13 weeks ended January 31, 2026 from $419.7 million during the 13 weeks ended January 25, 2025.
◦Course material product sales increased by $53.5 million, or 17.6%, to $357.8 million during the 13 weeks ended January 31, 2026, compared to $304.2 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to organic growth in our BNC First Day® programs, which increased by $71.3 million, or 32.1%, to $293.6 million, offset by lower sales resulting from closed stores.

Dollars in millions	13 weeks ended
	January 31, 2026	January 25, 2025	Var $	Var %
First Day Complete Sales	$190.5	$141.9	$48.6	34.2%
First Day Sales	103.1	$80.4	$22.7	28.2%
Total BNC First Day® Sales	$293.6	$222.3	$71.3	32.1%

◦Gross Comparable Store Sales for course materials increased by $43.7 million, or 12.2%, compared to the prior year period as discussed below.
◦General merchandise product net sales decreased by $(2.2) million, or (2.2)%, to $95.1 million, compared to $97.3 million in the prior year period, primarily due to lower emblematic product sales. Gross Comparable Store Sales for general merchandise decreased by $(9.9) million, or (8.6)%, compared to the prior year period as discussed below.
◦Service and other revenue increased by $0.8 million, or 4.6%, to $18.9 million, compared to $18.1 million in the prior year period, primarily due to higher rental penalty fees and higher marketplace sales, offset by lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income.
•Rental income for course materials increased by $0.1 million, or 0.2%, to $43.3 million during the 13 weeks ended January 31, 2026 from $43.2 million during the 13 weeks ended January 25, 2025 primarily due to the growth of our BNC First Day® programs, offset by lower recognition of deferred rental income due to the shift in the calendar year versus the academic school year, closed stores and the shift to digital products.
Our total sales increased by $119.3 million, or 9.0%, to $1,447.7 million during the 39 weeks ended January 31, 2026 from $1,328.4 million during the 39 weeks ended January 25, 2025.
•Product sales and other, increased by $114.0 million, or 9.3%, to $1,344.2 million during the 39 weeks ended January 31, 2026 from $1,230.3 million during the 39 weeks ended January 25, 2025.
◦Course material product sales increased by $116.9 million, or 13.6%, to $974.6 million during the 39 weeks ended January 31, 2026, compared to $857.7 million in the prior year period. The increase was primarily related to higher comparable store sales and new store sales primarily due to our BNC First Day® programs, which increased by $163.0 million, or 30.2%, to $702.0 million, offset by lower sales resulting from closed stores.

Dollars in millions	39 weeks ended
	January 31, 2026	January 25, 2025	Var $	Var %
First Day Complete Sales	$460.0	$342.7	$117.3	34.2%
First Day Sales	242.0	$196.3	$45.7	23.3%
Total BNC First Day® Sales	$702.0	$539.0	$163.0	30.2%

◦Gross Comparable Store Sales for course materials increased by $93.7 million, or 9.6%, compared to the prior year period as discussed below.
◦General merchandise product net sales increased by $0.4 million, or 0.2%, to $302.5 million, compared to $302.1 million in the prior year period. Gross Comparable Store Sales for general merchandise decreased by $(7.4) million, or (1.9)%, compared to the prior year period as discussed below.

◦Service and other revenue decreased by $3.5 million, or 4.9%, to $67.0 million, compared to $70.5 million in the prior year period, primarily due to lower liquidation sales, lower web deferrals revenue, lower shipping and handling and lower partnership marketing income, offset by higher rental penalty fees and higher marketplace sales.
•Rental income for course materials increased by $5.4 million, or 5.4%, to $103.5 million during the 39 weeks ended January 31, 2026 from $98.1 million during the 39 weeks ended January 25, 2025 primarily due to the growth of our BNC First Day® programs, offset by lower rentals due to closed stores and the shift to digital products.
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
The increase in course material sales for the 39 weeks ended January 31, 2026 was primarily due to the growth of BNC First Day® affordable access course material programs (as discussed above), offset by declines in a la carte courseware sales. The decrease in general merchandise sales are primarily related to lower logo sales, graduation product sales due to timing of graduation events shifting to fourth quarter of Fiscal 2025 from first quarter of Fiscal 2026.
Gross Comparable Store Sales variances by category for the 13 and 39 week periods are as follows:

	13 weeks ended				39 weeks ended
Dollars in millions	January 31, 2026		January 25, 2025		January 31, 2026		January 25, 2025
Textbooks (Course Materials)	$43.7	12.2%	$23.3	6.8%	$93.7	9.6%	$67.6	7.3%
General Merchandise	(9.9)	(8.6)%	6.8	6.1%	(7.4)	(1.9)%	(3.2)	(0.8)%
Total Gross Comparable Store Sales	$33.8	7.2%	$30.1	6.6%	$86.3	6.3%	$64.4	4.8%

Cost of Sales and Gross Margin
Our cost of sales increased as a percentage of sales to 81.3% during the 13 weeks ended January 31, 2026 compared to 79.7% during the 13 weeks ended January 25, 2025. Our gross margin increased by $2.3 million, or 2.5%, to $96.1 million, or 18.7% of sales, during the 13 weeks ended January 31, 2026 from $93.8 million, or 20.3% of sales during the 13 weeks ended January 25, 2025.
Our cost of sales increased as a percentage of sales to 80.6% during the 39 weeks ended January 31, 2026 compared to 79.9% during the 39 weeks ended January 25, 2025. Our gross margin increased by $14.1 million, or 5.3%, to $281.3 million, or 19.4% of sales, during the 39 weeks ended January 31, 2026 from $267.2 million, or 20.1% of sales during the 39 weeks ended January 25, 2025.
The following table summarizes the cost of sales:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	% of Related Sales	January 25, 2025	% of Related Sales	January 31, 2026	% of Related Sales	January 25, 2025	% of Related Sales
			As Restated				As Restated
Product and other cost of sales	$394,782	83.7%	$343,559	81.9%	$1,109,131	82.5%	$1,005,970	81.8%
Rental cost of sales	24,212	56.0%	25,516	59.1%	57,223	55.3%	55,185	56.2%
Total Cost of Sales	$418,994	81.3%	$369,075	79.7%	$1,166,354	80.6%	$1,061,155	79.9%
The following table summarizes the gross margin:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	% of Related Sales	January 25, 2025	% of Related Sales	January 31, 2026	% of Related Sales	January 25, 2025	% of Related Sales
			As Restated				As Restated
Product and other gross margin	$77,043	16.3%	$76,104	18.1%	$235,084	17.5%	$224,293	18.2%
Rental gross margin	19,055	44.0%	17,646	40.9%	46,228	44.7%	42,930	43.8%
Gross Margin	$96,098	18.7%	$93,750	20.3%	$281,312	19.4%	$267,223	20.1%
For the 13 weeks ended January 31, 2026, the gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (180 basis points), primarily due to lower margin rates (320 basis points) due to reduced logo and non-logo general merchandise sales and higher markdowns related to closed stores, partially, offset by lower contract costs as a percentage of sales (140 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•Rental gross margin as a percentage of sales increased driven primarily by higher rental margin rates, offset by higher contract costs as a percentage of sales related to our college and university contracts.
For the 39 weeks ended January 31, 2026, the gross margin as a percentage of sales decreased as discussed below:
•Product and other gross margin decreased (70 basis points), primarily due to lower margin rates (190 basis points) due to logo and non-logo general merchandise sales, offset by lower contract costs as a percentage of sales (120 basis points) related to our college and university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.
•Rental gross margin as a percentage of sales increased driven primarily by lower contract costs as a percentage of sales related to our college and university contracts, offset by lower rental margin rates.
Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	% of Sales	January 25, 2025	% of Sales	January 31, 2026	% of Sales	January 25, 2025	% of Sales
			As Restated				As Restated
Total Selling and Administrative Expenses	$72,551	14.1%	$71,561	15.5%	$217,714	15.0%	$211,524	15.9%
During the 13 weeks ended January 31, 2026, selling and administrative expenses increased by $1.0 million, or 1.4%, to $72.6 million from $71.6 million during the 13 weeks ended January 25, 2025. This increase was primarily due to a $0.4 million increase in payroll and related operating costs, and a $0.6 million increase in incentive plan expense.
During the 39 weeks ended January 31, 2026, selling and administrative expenses increased by $6.2 million, or 2.9%, to $217.7 million from $211.5 million during the 39 weeks ended January 25, 2025. This increase was primarily due to a $3.1 million increase in payroll and related operating costs, and a $3.1 million increase in incentive plan expense.
Depreciation and Amortization Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	% of Sales	January 25, 2025	% of Sales	January 31, 2026	% of Sales	January 25, 2025	% of Sales
			As Restated				As Restated
Total Depreciation and Amortization Expense	$7,427	1.4%	$7,827	1.7%	$24,237	1.7%	$29,440	2.2%
Depreciation and amortization expense decreased by $0.4 million, to $7.4 million during the 13 weeks ended January 31, 2026 from $7.8 million during the 13 weeks ended January 25, 2025. The decrease was primarily attributable to lower depreciable assets and intangibles, offset by capital additions and accelerated intangible amortization related to closed stores.

Depreciation and amortization expense decreased by $5.2 million, to $24.2 million during the 39 weeks ended January 31, 2026 from $29.4 million during the 39 weeks ended January 25, 2025. The decrease was primarily attributable to lower depreciable assets and intangibles, offset by capital additions and accelerated intangible amortization related to closed stores.
Impairment Loss
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 13 and 39 weeks ended January 31, 2026, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss of $0.5 million (both pre-tax and after-tax), comprised of 0.2 million, $0.1 million, and $0.2 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.
During the 13 and 39 weeks ended January 27, 2025, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss of $1.7 million (both pre-tax and after-tax), comprised of 0.3 million, $0.3 million, and $1.1 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.
Other (income) expense
During the 13 and 39 weeks ended January 31, 2026, the Company recognized other (income) expense totaling $1.0 million and $6.7 million, respectively, comprised of Investigation related costs.
During the 13 and 39 weeks ended January 25, 2025, the Company recognized other expense totaling $(6.3) million and $(2.8) million, respectively, comprised primarily of $(7.6) million and $(9.0) million, respectively, related to the termination of liabilities related to a frozen retirement benefit plan; $0 and $2.1million, respectively, related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $0 and $2.0 million, respectively, of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, of which $(1.8) million is included in accrued liabilities in the condensed Consolidated Balance Sheet as of October 26, 2024), nil and $0.9 million, respectively, for legal and advisory professional service costs for restructuring and process improvements and other charges; and $1,300 related to the settlement of a class action lawsuit and related legal fees.
Operating Income

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	% of Sales	January 25, 2025	% of Sales	January 31, 2026	% of Sales	January 25, 2025	% of Sales
			As Restated				As Restated
Total Operating Income	$14,621	2.9%	$18,917	4.1%	$32,251	2.2%	$27,346	2.1%
Our operating income was $14.6 million during the 13 weeks ended January 31, 2026, compared to operating income of $18.9 million during the 13 weeks ended January 25, 2025. The decrease in operating income is due to the matters discussed above.
Our operating income was $32.3 million during the 39 weeks ended January 31, 2026, compared to operating income of $27.3 million during the 39 weeks ended January 25, 2025. The increase in operating income is due to the matters discussed above.
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

Interest Expense, Net

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Interest Expense, Net	$4,884	$5,083	$12,514	$18,164
Net interest expense decreased by $0.2 million to $4.9 million during the 13 weeks ended January 31, 2026 from $5.1 million during the 13 weeks ended January 25, 2025. Interest expense decreased primarily due to lower borrowings and lower interest rates. Interest expense for the 13 weeks and 39 weeks ended January 31, 2026 includes $0.3 and $1.0, respectively, of waiver fees incurred in connection with the Investigation.
Net interest expense decreased by $5.7 million to $12.5 million during the 39 weeks ended January 31, 2026 from $18.2 million during the 39 weeks ended January 25, 2025. Interest expense decreased primarily due to lower borrowings and lower interest rates.
Income Tax (Benefit) Expense

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2026	Effective Rate	January 25, 2025	Effective Rate	January 31, 2026	Effective Rate	January 25, 2025	Effective Rate
Income Tax (Benefit) Expense	$3,082	31.7%	$(4,108)	(29.7)%	$6,349	32.2%	$(3,230)	7.0%
We recorded an income tax expense of $3.1 million on pre-tax income of $9.7 million during the 13 weeks ended January 31, 2026, which represented an effective income tax rate of 31.7% and we recorded an income tax benefit of $(4.1) million on a pre-tax income of $13.8 million during the 13 weeks ended January 25, 2025, which represented an effective income tax rate of (29.7)%. The effective tax rate for the 13 weeks ended January 31, 2026 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
We recorded an income tax expense of $6.3 million on pre-tax income of $19.7 million during the 39 weeks ended January 31, 2026, which represented an effective income tax rate of 32.2% and we recorded an income tax benefit of $(3.2) million on a pre-tax loss of $46.1 million during the 39 weeks ended January 25, 2025, which represented an effective income tax rate of 7.0%. The effective tax rate for the 39 weeks ended January 31, 2026 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Net Income (Loss)	$6,655	$17,942	$13,388	$(42,821)
Net income was $6.7 million during the 13 weeks ended January 31, 2026, compared with Net income of $17.9 million during the 13 weeks ended January 25, 2025. As a result of the factors discussed above, Net income was $13.4 million during the 39 weeks ended October 26, 2024, compared with a net loss $42.8 million during the 39 weeks ended October 28, 2023.

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
We define Adjusted Net Income (Loss) as Net income (loss), the most directly comparable GAAP measure, adjusted for certain reconciling items that are subtracted from or added to Net income (loss). We define Adjusted EBITDA as Net income (loss), the most directly comparable GAAP measure, plus (1) depreciation and amortization; (2) interest expense (3) income taxes, and (4) as adjusted for certain other non-cash or non-recurring items, and other adjustments permitted under our A&R Credit Agreement. We define Adjusted Free Cash Flow as cash flows from operating activities, the most directly comparable GAAP measure, less capital expenditures, cash interest and cash taxes.
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
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Adjusted Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Net income (loss)	$6,655	$17,942	$13,388	$(42,821)
Reconciling items (below)	1,552	(1,994)	5,396	1,866
Adjusted Net Income (Loss)	$8,207	$15,948	$18,784	$(40,955)

Reconciling items
Impairment loss (a)	$456	$1,713	$456	$1,713
Other (income) expense, net of Investigation expenses (a)	222	(6,268)	(251)	(2,800)
Stock-based compensation expense	874	2,561	5,191	2,953
Reconciling items	$1,552	$(1,994)	$5,396	$1,866

Adjusted EBITDA

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Net income (loss)	$6,655	$17,942	$13,388	$(42,821)
Add:
Depreciation and amortization expense	7,427	7,827	24,237	29,440
Interest expense, net	4,884	5,083	12,514	18,164
Income tax (benefit) expense	3,082	(4,108)	6,349	(3,230)
Impairment loss (a)	456	1,713	456	1,713
Loss on extinguishment of debt (a)	—	—	—	55,233
Other (income) expense, net of Investigation expenses (a)	222	(6,268)	(251)	(2,800)
Stock-based compensation expense	874	2,561	5,191	2,953
Adjusted EBITDA	$23,600	$24,750	$61,884	$58,652

(a)     See Management Discussion and Analysis and Results of Operations.

Adjusted Free Cash Flow

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Net cash flows used in operating activities (a)	$(29,388)	$(41,945)	$(30,752)	$(138,037)
Less:
Capital expenditures (b)	3,807	2,772	11,858	9,790
Cash interest	3,656	4,633	9,961	14,499
Cash taxes	1,412	67	1,724	(2,018)
Adjusted Free Cash Flow	$(38,263)	$(49,417)	$(54,295)	$(160,308)
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

Capital Expenditures	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
		As Restated		As Restated
Physical store capital expenditures	$1,975	$1,219	$7,325	$5,059
Product and system development	1,425	1,378	3,700	4,086
Other	407	175	833	645
Total Capital Expenditures	$3,807	$2,772	$11,858	$9,790
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our A&R Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of January 31, 2026, we had $18.4 million of cash on hand, including $8.3 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
On June 10, 2024, we completed the Transactions to substantially deleverage our Consolidated Balance Sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs. Additionally, on September 19, 2024 and December 20, 2024, we entered into the September ATM Sales Agreement and the December ATM Sales Agreement, respectively, with BTIG, under which we sold our Common Stock from time to time through BTIG as the sales agent (See Note 6. Equity for additional information).
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
Liquidity
Sources and Uses of Cash Flows

	39 weeks ended
Dollars in thousands	January 31, 2026	January 25, 2025
		As Restated
Net cash flows used in operating activities	$(30,752)	$(138,037)
Net cash flows used in investing activities	(11,781)	(8,998)
Net cash flows provided by financing activities	32,234	135,192
Net change in cash, cash equivalents, and restricted cash	$(10,299)	$(11,843)
As of January 31, 2026 and January 25, 2025, we had restricted cash of $8.3 million and $7.5 million, respectively, comprised of $5.9 million and $5.2 million, respectively, in prepaid and other current assets in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million and $2.3 million, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash Flow from Operating Activities
Cash flows used in operating activities during the 39 weeks ended January 31, 2026 were $(30.8) million compared to $(138.0) million during the 39 weeks ended January 25, 2025. The decrease in cash flows used in operating activities of $107.3 million was primarily driven by favorable working capital changes, including the timing of payments to vendors reflected in higher accounts payable balances. This improvement was partially offset by increased receivables associated with the continued growth of the Company’s BNC First Day® affordable access course material programs, as well as increased inventory levels during the period.
Cash Flow from Investing Activities
Cash flows used in investing activities during the 39 weeks ended January 31, 2026 were $(11.8) million compared to $(9.0) million during the 39 weeks ended January 25, 2025. The increase in cash used in investing activities is primarily due to higher capital expenditures, which totaled $11.8 million compared to $9.8 million in the prior year period, primarily related to investments in store construction, internal systems and website enhancements.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 39 weeks ended January 31, 2026 were $32.2 million compared to $135.2 million during the 39 weeks ended January 25, 2025. The net change of $103.0 million was primarily driven by equity financing transactions completed in the prior year period, including $50.0 million from a new equity investment led by Immersion Corporation, $45.0 million from a fully backstopped Rights Offering, and $78.5 million of proceeds from the sale of Common Stock under the Company's ATM facility. These prior year inflows were partially offset by higher net borrowings during the 39 weeks ended January 31, 2026 compared to the prior year period.
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
As of January 31, 2026, the Company had the full $325 million borrowing capacity available under its revolving credit facility with no borrowing base or collateral limitations, subject to compliance with applicable covenants with $138.4 million outstanding.
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

Share Repurchases
During the 39 weeks ended January 31, 2026, we did not repurchase any of our Common Stock under the stock repurchase program. As of January 31, 2026, approximately $26.7 million remains available under the stock repurchase program.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of January 31, 2026, due to the material weaknesses in internal control over financial reporting related to our control environment, risk assessment, information and communication, monitoring, and multiple control activities as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K and continue to exist as of January 31, 2026.
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
Item 1A. Risk Factors
There have been no material changes, during the 13 weeks ended January 31, 2026 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
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
* Filed herewith.
** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE EDUCATION, INC.
(Registrant)

By:	/s/ Jonathan Shar
Jonathan Shar
Chief Executive Officer
(principal executive officer)

By:	/s/ Jason Snagusky
Jason Snagusky
Chief Financial Officer
(principal financial officer)

March 10, 2026