Form 10-K
period 2026-05-02
Barnes & Noble Education, Inc.
filed 2026-07-09
CIK 1634117

Index to Form 10-K Index to FS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 2, 2026 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $206 million based upon the closing market price of $9.13 per share of Common Stock on the New York Stock Exchange as of October 31, 2025. As of July 3, 2026, 34,643,372 shares of Common Stock, par value $0.01 per share, were outstanding.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES

Index to Form 10-K Index to FS
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this "Form 10-K") contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us and our business that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” “may,” “could,” “should,” “seek,” “target,” “outlook,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Index to Form 10-K Index to FS
•a decline in college enrollment or decreased funding available for students, including as a result of recent actual and proposed U.S. policy changes and enforcement practices could materially impact the U.S. higher education landscape;
•decreased consumer demand for our products, low growth or declining sales, including as may be impacted by additional U.S. tariffs or other trade restrictions placed on imports, retaliatory trade measures taken by other countries resulting in trade wars and inflationary pressures;
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
•risks related to our controls and procedures and the Investigation, including costs related thereto, and our ability to remedy the ineffectiveness of our internal control over financial reporting and related remediation plan
•our ability to continue paying quarterly cash dividends at anticipated levels, or at all, which will depend on our results of operations, financial condition, cash requirements, and other factors, including restrictions under our credit agreements; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in Part I - Item 1A of this Form 10-K.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and in the section titled "Risk Factors" in Part I - Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K, except as required by law.
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

Index to Form 10-K Index to FS

RISK FACTORS SUMMARY

Risks Relating to our Business and Industry
•We are dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for liquidity needs.
•We face significant competition for our products and services, and we expect such competition to increase.
•Our business depends on our ability to attract and retain talented employees, including senior management.
•We may not be able to enter into new managed bookstore contracts or successfully retain or renew our managed bookstore contracts on profitable terms.
•We face the risk of disruption of supplier relationships.
•We face the risk of fluctuating inventory supplies as a consequence of changes in the way publishers distribute course materials.
•Our wholesale business may not be able to manage its inventory levels effectively, which may lead to excess inventory or inventory obsolescence.
•Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations.
•Our business is dependent on the overall economic environment, college enrollment and consumer spending patterns.
•Tariffs or other restrictions placed on imports, and any ensuing trade wars may have a material adverse impact on our financial condition and results of operations.
•Our business is seasonal.
•Our international operations could result in additional risks.
Risks Relating to our Strategic Plan
•Our results also depend on the successful implementation of our strategic initiatives, including implementation of our BNC First Day® affordable access course material models. We may not be able to implement this strategy successfully, on a timely basis, or at all.
•Part of our strategy includes the successful execution of strategic acquisitions and relationships, including our service provider relationships with VitalSource Technologies, Inc. (“VST”) and with the F/L Relationship which may not be successful.
•We intend to offer new products and solutions to students to grow our business. If our efforts are not successful, our business and financial results would be adversely affected.
Risks Relating to Data Privacy, Information Technology and Cybersecurity
•We face potential data privacy and information security risks with respect to unencrypted, non-deidentified personal information.
•Computer malware, viruses, hacking and phishing attacks could harm our business and results of operations.
•Defects, errors, installation difficulties or performance issues with our point-of-sales and other systems could expose us to potential liability, harm our reputation and negatively impact our business.
•We rely upon third party web service providers to operate certain aspects of our service, and any disruption of or interference with such services would impact our operations and our business would be materially and adversely impacted.
Risks Relating to Applicable Laws and Regulations
•Laws and regulations have been and may be enacted in the future that restrict or prohibit the use of emails or similar marketing activities that we currently rely on.
•Our business could be impacted by changes in federal, state, local or international laws, rules or regulations.
•Recent actual and proposed federal policy changes and enforcement practices could negatively impact college students, and our client educational institutions.
•Changes in tax laws and regulations might adversely impact our businesses or financial performance.

Index to Form 10-K Index to FS
•Expectations regarding environmental, social, and governance matters may affect our business.
Risks Relating to Intellectual Property
•We rely on third-party digital content and applications, which may not be available to us on commercially reasonable terms or at all.
•We rely heavily on proprietary technology and sophisticated equipment to manage certain aspects of our business, including to manage textbook inventory, process deliveries and returns of the textbooks and manage warehousing and distribution.
•We may not be able to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.
•We do not own the Barnes & Noble trademark and instead rely on a license of that trademark and certain other trademarks, which license imposes limits on what those trademarks can be used to do.
Risks Related to Controls and Procedures and the Investigation
•We have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of May 2, 2026 due to material weaknesses, which could adversely affect our ability to report our financial results in a timely and accurate manner and have a material adverse impact on our business and financial condition.
•If we fail to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
•Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.
•Matters relating to or arising from the subject of the Investigation, including expenses and diversion of personnel and resources, regulatory investigations, and proceedings and litigation matters, could have an adverse effect on our business, results of operations and financial condition.
•We may incur additional substantial costs in connection with remediation efforts following the Restatement, which could adversely affect our results of operations.
•We may be required to indemnify our current and former directors, officers and employees in connection with litigation and other actions which could result in significant legal expenses and other costs to us.
•Our past failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, may impact our ability to obtain alternative financing, and could have negative consequences under the terms of our existing credit agreements.
Risks Relating to our Common Stock and the Securities Market
•Two of our stockholders collectively own close to a majority of the Company’s outstanding shares, and their interests could differ from the interests of our other stockholders.
•The future sales, or the perception of future sales, of shares by existing stockholders may adversely affect the market price of our Common Stock.
•Our stock price may fluctuate significantly.
•Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and of Delaware law may prevent or delay an acquisition of the Company, which could affect the trading price of our Common Stock.
•Our Amended and Restated By-laws designate courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2026” means the 52 weeks ended May 2, 2026, and “Fiscal 2025” means the 53 weeks ended May 3, 2025. "Fiscal 2027" means the 52 weeks ended May 1, 2027.
OVERVIEW
General
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. As of May 2, 2026, we operated 1,116 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. Many institutions adopted First Day Complete in Fiscal 2026, and we plan to continue to scale the number of schools adopting First Day Complete in Fiscal 2027 and beyond.
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
Offering course materials through our BNC First Day® affordable access course material programs, First Day Complete and First Day, is an important strategic initiative of ours to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. We continue to move quickly to accelerate our First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2026, and we plan to continue to scale the number of schools adopting First Day Complete.
During the 52 weeks ended May 2, 2026, BNC First Day® total revenue increased by $166.3 million, or 28.0%, to $760.1 million compared to $593.8 million during the prior year period.
The following table summarizes our BNC First Day® sales for the 52 weeks ended May 2, 2026 and 53 weeks ended May 3, 2025:

Dollars in millions	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025	$ Increase	% Change
First Day Complete Sales	$500.8	$376.3	$124.5	33%
First Day Sales	$259.3	$217.5	$41.8	19%
Total BNC First Day® Sales	$760.1	$593.8	$166.3	28%

First Day Complete	Spring Semester 2026	Spring Semester 2025	# Increase	% Change
Number of campus stores	232	191	41	21%
Estimated enrollment (a)	1,250,585	957,000	293,585	31%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 6, 2026.
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
•Our existing Term Loan lenders, TopLids and VitalSource, converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock (the “Term Loan Debt Conversion”). We recognized a loss on extinguishment of debt of $55.2 million in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated.
•We refinanced our existing Credit Facility (the "Credit Facility Refinancing") providing access to a $325.0 million facility maturing in 2028. The Credit Facility Refinancing has meaningfully enhanced our financial flexibility and reduced our annual interest expense.
On September 19, 2024, we entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG") under which we sold the maximum of $40.0 million of our Common Stock from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary

Index to Form 10-K Index to FS
parameters or conditions). We paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the September ATM Sales Agreement. We were not obligated to make any sales of Common Stock under the September ATM Sales Agreement.
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
Segments
We identify our segments in accordance with the way our business is managed. The current CEO (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources. The Company currently operates as a single operating and reporting segment.
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
Contracts
Physical and Custom Campus Bookstore Solutions
As of May 2, 2026, we operated 647 physical campus bookstores. Our physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. We pay the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; less than 38% of our agreements have a minimum guaranteed amount to be paid to our partners. In addition, we have the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. We also have the ability to integrate the store's systems with the colleges and university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Our decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with our partners.
For those on-campus stores with a limited store footprint, we also offer solutions for institutions to provide general merchandise products at the physical on-campus store, with course materials offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point).
The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract. Our campus bookstores have an average relationship tenure of 17 years. From Fiscal 2022 through Fiscal 2026, approximately 77% of these contracts were renewed or extended, often before their termination dates.
Virtual Campus Bookstore Solutions
As of May 2, 2026, we operated 469 virtual campus bookstores. Our virtual bookstores generally operate under a contract as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link

Index to Form 10-K Index to FS
course materials to the courses offered by the school. Our virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.
Virtual bookstore agreements typically have terms between three and five years, with automatic renewal periods. For the past three years, we have retained approximately 89% of our contracts annually, with the majority of the contracts automatically renewed as per the contract terms or renewed before their expiration dates. We pay the school a percentage of sales for the right to be the official college or university bookstore.

Customers and Distribution Network
As of May 2, 2026, we operated 647 physical college and university bookstore locations and 469 virtual bookstores (286 K-12 virtual stores or 61% and 183 Higher Education virtual stores or 39%) located in the United States, in 50 states and the District of Columbia. Our sales team is organized by specific territory and can offer all solutions (physical, virtual or custom store solutions) to public, state, private, community college, trade and technical, for-profit, online education institutions, within their respective territories.
Product and Service Offerings
We offer a broad suite of affordable course materials, including new and used print textbooks (which are available for sale or rent), digital textbooks and publisher-hosted digital courseware, at our physical and virtual bookstores. We offer a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.
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
•Affordable Access Course Material. As discussed above, we offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. We have contracted with VitalSource Technologies, Inc. (“VitalSource”), a global leader in building, enhancing and delivering digital content, to use their technology to support our BNC First Day® affordable access platform, for digitally formatted courseware, from all major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, allowing us to accelerate and optimize BNC First Day® implementations. The seamless delivery is made possible by our BNC First Day® technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions with greater access to more affordable course materials. First Day is offered on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to First Day Complete, an institution adopts the program for all or the vast majority of undergraduate (and on occasion graduate) courses. In Fiscal 2026, BNC First Day® programs' total sales increased by 28.0% from the prior year. First Day Complete offers the delivery of both digital and physical course materials priced at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte). Offering course materials through our affordable access course material programs is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students while, at the same time, increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•eTextbooks. In addition to supporting and enabling our BNC First Day® platform, our strategic relationship with VitalSource allows us to use its technology to enable our a la carte digital course material platform and catalog, for digitally formatted course materials.

Index to Form 10-K Index to FS
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
•Brand Marketing Programs. Through our unique relationship with students, colleges and universities, and our premier locations on campus and online, we operate as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. We create strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Our client list includes brands such as Neutrogena, College Ave, Dell, DoorDash, HelloFresh, YouTube, Venmo, and the Wall Street Journal. Revenue from these services have high margin rates due to the relatively low incremental cost structure to provide these services.
•Wholesale Textbook Distribution. Our large inventory of used textbooks consists of approximately 200,000 unique textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.
Additionally, we are a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,428 titles) and Pearson Education’s consignment rental program (which includes approximately 1,077 titles). Through our centrally located, advanced distribution center, we offer seamless integration of these consignment rental programs and centralized administration and distribution to 1,268 stores, including the retail stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract managed campus bookstores, as well as our physical and virtual bookstores.
•Wholesale Inventory Management, Hardware and POS Software. We sell hardware and a software suite of applications that provide inventory management and point-of-sale solutions to approximately 311 college bookstores. We provide on-site installation for point-of-sale terminals and servers, and offer technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.
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

Index to Form 10-K Index to FS
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
The physical bookstores' fulfillment order is directed first to our wholesale operations before other sources of inventory are utilized. The products that we sell originate from a wide variety of domestic and international vendors. Additionally, we aggregate remaining store demand to place larger orders with publishers and distribute from our MBS facility to individual stores. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. Through this close inventory management, we consolidate textbook units from multiple retail stores and other non-traditional wholesale sources into fewer, but larger, store shipments, reducing our shipping expenses and providing for efficiency of store handling, which puts our books on the stores' shelves faster. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing us to optimize course material sourcing and purchasing processes.
After internal sourcing, the physical bookstores purchase remaining inventory needs from outside suppliers and publishers. Out-of-stock inventory is minimized by managing inventory through our wholesale operations. For course material sales and rentals, we utilize sophisticated inventory management platforms to manage pricing and inventory across all stores. Our primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. We also receive a supply of used textbooks from students, through returns of previously rented and purchased books. We offer a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive up to 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not.
The larger physical bookstores feature an expanded selection of trade books (general reading). Merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.
Through our proprietary Database Buying Guide, we have access to the best-maintained, most accurate, and most complete source of college textbook information available, which is a key asset that allows us to develop superior supply and demand insights and risk management capabilities. Our broad wholesale distribution channel and warehousing systems also drive inventory efficiencies, allowing us to optimize our textbook sourcing, distribution and liquidation processes for BNC’s retail stores. We leverage our wholesale distribution channel and warehousing systems to optimize our low-cost physical textbook availability for use in our retail programs, including First Day Complete.
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
Customer Engagement and Marketing
Campus Community
Our campus relationships and contractual agreements allow us to seamlessly integrate into the college and university community. With direct access to our customer base through both physical and digital channels, we drive awareness, revenue and loyalty for the schools that we serve. We actively market and promote to all segments of our customer base for our physical and virtual bookstores. We develop fully-integrated marketing programs to drive engagement with the students, parents, alumni and fans to promote all of our product and services, with a focus on academic course material needs, as well as school spirit, supply, graduation and technology categories.

Index to Form 10-K Index to FS
We have robust research capabilities that keep us ahead of the rapidly changing needs and behaviors of our customers, which allow us to proactively respond with relevant and dynamic solutions. Our Barnes & Noble College Insights® platform, gives us the ability to reach millions of active students, parents, and alumni via email. Our on-campus activities and opportunities with students and faculty, help to guide and inform our strategies and direction. In addition, we expect to benefit from the F/L Relationship for insights on logo and emblematic merchandise, brand selection and style preferences, as Lids may be able to identify certain retail trends for similar age demographics at their more than 1,100 Lids retail locations. We believe Lids has its finger on the pulse of the buyer behavior of the 12 to 20 year-old student consumer to identify and act on trends prior to other retailers.
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
COMPETITION
We operate within a competitive and rapidly changing business environment, and each of our lines of business face competition for the products and services they offer. As it relates to our full-service campus bookstore operations, Follett Corporation is our largest competitor for outsourced institutional contracts; however, we also face increasing competition from other full-service vendors, including eCampus, University Gear Shop, BibliU, Valore Campus, Textbook Brokers, and Slingshot. We also compete with vendors such as Akademos, and on occasion, Ambassador Educational Solutions for virtual store operations. We also face competition from direct-to-student course material channels, including Amazon, Chegg.com, publishers (e.g., Cengage Learning, Pearson Education and McGraw-Hill Education) that bypass the retail distribution channel by selling directly to students and institutions and other third-party websites and/or local bookstores. We face competition from eTextbook/digital content provider VitalSource Technologies, Inc., which offers independent bookstores a catalog of digital

Index to Form 10-K Index to FS
content and distribution services and also have direct-to-student selling channels for digital materials. VitalSource is the owner of Akademos, providing a distribution solution for print materials.
Competitors for institutional contracts for our cafe and convenience general merchandise offerings include Sodexo and Aramark. Our general merchandise business also faces competition from direct-to-student sales from Walmart, Amazon, Dick’s Sporting Goods, Rally House, Fanatics, Lids, and other third-party online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise.
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
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Fall of 2025 and Spring of 2026, we observed increased year-over-year enrollment trends. Enrollment trends, specifically at community colleges, generally correlate with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18 to 24 year-old college age. Online degree program enrollments continue to grow, which impacts the level of in-store traffic for general merchandise sales, just as for cafe and convenience products.
•Regulatory Trends: In 2025 and into 2026, numerous actions and proposals by the federal government have created uncertainty for public and private college institutions, as well as their students. These actions and proposals include: restrictions on issuances of student visas, deportation of foreign students; reduced federal funding for colleges and universities; and reductions to, or the elimination of, student loan programs and potentially the elimination of the U.S. Department of Education itself. Should any of these actions and policies move forward, they, or even the threat of these actions continue, could negatively impact student enrollment at U.S. colleges and universities, decrease operating budgets, and adversely affect our business and operating results and financial condition.
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

Index to Form 10-K Index to FS
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
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2026, our four largest suppliers accounted for approximately 56% of our merchandise purchased, with the largest supplier accounting for approximately 50% of our merchandise purchased. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon our wholesale business’ ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day® Complete affordable access course material program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day Complete and First Day Models. Offering course materials sales through our affordable access First Day Complete and First Day models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day® programs offsets declines in a la carte courseware sales. We are moving quickly to continue implementing our First Day Complete and First Day strategy. Many institutions adopted First Day Complete in Fiscal 2026, and we continue to scale the number of schools adopting First Day Complete. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all.

Index to Form 10-K Index to FS
•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as affordable access course material programs) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores. In Fiscal 2026, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales. We are moving quickly and decisively to accelerate our First Day Complete strategy.
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
The Company is subject to certain laws related to the collection, use, retention, security and transfer of personal information. In many cases, these laws and regulations apply to not only third-party transfers of personal information, but also may impact transfers of personal information among the Company and its affiliates. In the absence of a federal comprehensive consumer data privacy law, 22 U.S. states have enacted comprehensive consumer privacy laws as of May 2, 2026, including Alabama, California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oklahoma, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia.

Index to Form 10-K Index to FS
HUMAN CAPITAL
Overview
As of May 2, 2026, we had approximately 3,613 domestic employees, of which approximately 2,196 were full-time and the remaining were regularly scheduled part-time employees, and approximately 169 full-time international employees. In addition, we employed approximately 3,459 temporary and seasonal domestic employees in peak periods during Fiscal 2026. Of our approximate 2,196 full-time employees, 1,397 work in our retail stores, 453 work in our wholesale business, and 346 work in corporate support functions. None of our employees are represented by unions. We believe that our relationship with our employees is good.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Index to Form 10-K Index to FS
The following sets forth information regarding our executive officers, including their positions (ages as of July 3, 2026:

Name	Age	Position
Jonathan Shar	57	Chief Executive Officer
Jason Snagusky	46	Executive Vice President, Chief Financial Officer
Christopher Neumann	56	Executive Vice President, General Counsel & Corporate Secretary
Gary Luster	58	Senior Vice President, Chief Accounting Officer
Jonathan Shar, age 57, has served as Chief Executive Officer since June 2024, and leads the Company’s mission to support student success through innovative and accessible education solutions. Under his leadership, BNED has navigated a rapidly evolving higher education landscape by driving strategic growth, operational excellence, and enhanced value for students, partner institutions and shareholders. Since becoming CEO, Mr. Shar has accelerated the expansion of BNED’s First Day® program, setting new standards for affordability and access to course materials nationwide. He has also strengthened the Company’s retail and digital operations, elevating the customer experience and deepening institutional partnerships through a client-focused approach that supports their highest-priority goals. With an extensive background in education, digital content and media, Mr. Shar brings a track record of transformative leadership. Before becoming CEO, he served as Executive Vice President of BNED Retail and President of Barnes & Noble College, overseeing the Company’s campus bookstore and e-commerce strategy. Prior to joining BNED, he held executive roles at Akademos, Barnes & Noble, Inc., CNNMoney and Time Inc., shaping growth and innovation across multiple industries. Mr. Shar holds a Bachelor of Arts from Tufts University and an MBA from the University of Michigan.
Jason Snagusky, age 46, has served as Executive Vice President and Chief Financial Officer for Barnes & Noble Education since January 2025, and is a member of the Company’s executive team. In this role, he is responsible for leading the Company’s financial management, including financial planning and operations, reporting, accounting, treasury, tax, internal audit and investor relations. Mr. Snagusky joined the Company in 2007, working in various finance and treasury roles with increased levels of responsibility across the business. In his most recent role prior to serving as Executive Vice President and Chief Financial Officer, he served as Senior Vice President, Treasurer, where he was responsible for financial planning, budgeting, forecasting, reporting and regulatory compliance, ensuring Barnes & Noble Education’s financial health and alignment with the Company’s strategic goals. Mr. Snagusky also led the Loss Prevention & Procurement departments. Prior to Barnes & Noble Education, he held positions at NYSE Euronext, Inc. and Toys R Us, Inc. Mr. Snagusky holds a B.S. in Finance and Marketing from Lehigh University’s College of Business.
Christopher Neumann, age 56, has served as Executive Vice President, General Counsel and Corporate Secretary since March 2025, overseeing all aspects of the Company’s legal function. Prior to joining the Company, from January 2018 to December 2024, he served in various roles for Six Flags Entertainment Corporation, most recently as General Counsel and Corporate Secretary. From 2010 through 2017, Mr. Neumann served as Vice President, Deputy General Counsel for Kaplan, Inc., an international educational services company, where he handled transactional matters and managed Kaplan’s U.S. legal function. Before joining Kaplan, Mr. Neumann was an Associate General Counsel in BlackRock’s real estate private equity group. Previously, Mr. Neumann was an attorney in Kirkland & Ellis’ New York office, representing clients in various corporate transactions. Mr. Neumann holds a Juris Doctor from St. John’s University School of Law and earned a B.S. in Business Administration from the University of Vermont.
Gary Luster, age 58, has served as Senior Vice President, Chief Accounting Officer since March 2025, overseeing the Company’s accounting functions, ensuring compliance with financial regulations, and providing strategic financial leadership. From August 2020 to June 2024, Mr. Luster served as Vice President and Corporate Controller at TerrAscend, a publicly-traded vertically integrated North American cannabis operator. Prior to that, from July 2019 to August 2020, Mr. Luster served as Vice President of Accounting & Reporting at Capri Holdings Limited, the former parent company of luxury fashion brands Versace, Jimmy Choo, and Michael Kors. From September 2016 to June 2019, he served as Senior Director and Assistant Corporate Controller at Tiffany & Co., a luxury jewelry and specialty retailer. Mr. Luster holds both a BA and MBA from Rutgers University and is a Certified Public Accountant (CPA).

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
We operate within a competitive and rapidly changing business environment, in general, and each of our lines of business faces competition for the products and services they offer. We face competition from other college bookstore operators and educational content providers, including Follett Corporation, eCampus, University Gear Shop, Valore Campus, Textbook Brokers, Slingshot, and BibliU. Our online/virtual course material store operations also face competition from providers including eCampus, Akademos, and Ambassador Educational Solutions. We also face competition from other third-party sellers and local bookstores, as well as direct-to-student platforms including, Amazon, bn.com, the e-commerce platform of Barnes & Noble, Inc.; Chegg.com, an online textbook rental company; and publishers, including Cengage Learning, Pearson Education and McGraw-Hill Education, which bypass the traditional retail distribution channel by selling directly to students and institutions. We face competition from e-Textbook/digital content providers, VitalSource Technologies, Inc., and Red-Shelf. Our wholesale business competes with Amazon, GoTextbooks, and Texas Book Company. Competitors that compete with our general merchandise offerings include Amazon, Sodexo and Aramark, online retailers, physical and online office supply stores and local and national retailers that offer college-themed and other general merchandise. Students often purchase from multiple textbook providers, are highly price sensitive, and can easily shift spending from one provider or format to another. As a consequence, in addition to being competitive in the services we provide to our customers, our textbook business faces significant price competition. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantial resources to marketing, website and systems development. In addition, a variety of business models are being pursued for the provision of print and digital textbooks, some of which may be more profitable or successful than our

Index to Form 10-K Index to FS
business model, including our BNC First Day® affordable access course material models. Furthermore, the market for course materials is diluted from counterfeiting and piracy of digital and print copies or illegal copies of selected chapters made by students or others; user-generated and faculty-created content; and sharing or non-purchase of required course materials by students.
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
The products that we sell originate from a wide variety of domestic and international vendors. During Fiscal 2026, our four largest suppliers accounted for approximately 56% of our merchandise purchased, with the largest supplier accounting for approximately 50% of our merchandise purchased. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including our wholesale business.
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
Our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,428 titles) and Pearson Education’s consignment rental program (which includes approximately 1,077 titles). Through its centrally located, advanced distribution center, our wholesale business offers the seamless integration of these consignment rental programs and centralized administration and distribution to approximately 1,268 stores, including our retail stores. These consignment rental programs are available to our wholesale customers, including institutionally run and contract-managed campus bookstores, as well as our physical and virtual bookstores.
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
Many of our products are sourced and manufactured abroad. The Trump administration announced a series of tariffs throughout 2025 and 2026 on many products originating from countries worldwide, including potential higher tariffs on most products of Chinese origin. The Trump administration has since reduced or temporarily paused some of the tariffs and has reached agreement on tariffs with certain countries. We cannot predict whether such reductions will remain in place or pauses will be extended, whether the Trump administration will continue to increase tariffs, or whether the Trump administration will enter into agreements with other countries to reduce tariffs. If these or other incremental tariffs go into effect, it could have a material adverse effect on our business, financial condition and results of operations.
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
In response to our changing business environment and to adapt to industry trends, we are focused on offering course materials sales through our affordable access First Day Complete and First Day models to meet the market demands of reducing costs to students and contributing to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. We plan to continue to scale the number of schools adopting First Day Complete. We cannot guarantee that we will be able to achieve these plans within these timeframes or at all. While we believe we have the capital resources, experience, management resources and internal systems to successfully implement our BNC First Day® affordable access models across our client portfolio, we may not be successful in implementing this strategy. The implementation of this strategy is a complex process and relies on leveraging our services and relationships to help accelerate the adoption of our First Day Complete strategy. The success of our future operating results will be dependent upon customer adoption of BNC First Day® affordable access models and our ability to scale our business to meet customer demand appropriately. If colleges and universities, faculty and students are not receptive to our BNC First Day® affordable access models or these models do not meet the expectations of these constituencies, there could be a negative impact on the implementation of our strategy. To successfully execute this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.
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
•In the absence of a federal comprehensive data privacy law, 22 U.S. states have enacted comprehensive consumer privacy laws as of May 2, 2026, including California with the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, with enforcement commencing on July 1, 2020. CCPA, as amended, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt out of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The California Privacy Rights Act (“CPRA”) took effect on December 16, 2020, and became fully operative on January 1, 2023. CPRA amends and adds to CCPA by strengthening rights of California consumers, further restricting business use of consumer personal information, and establishing a new government agency for enforcement. Other states enacting comprehensive consumer privacy laws include Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oklahoma, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia.

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
There have been numerous recent actions and proposals by the federal government that have created uncertainty for public and private college institutions, as well as their students. Should any of these actions and policies move forward they, or even the threat of these actions, could negatively impact student enrollment at U.S. colleges and universities, decrease operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:

•Restrictions on issuances of student visas, and deportation of foreign students. In 2026, we have continued to witness high profile instances of students with traditionally protective immigration status being arrested, deported, or having their student visas revoked. There have also been proposals to expand the scope of bans on visa issuances. In addition, an executive order issued in late 2025 that bans travelers from 19 countries from entering the U.S. and partial bans apply with respect to 20 other countries. Changes in U.S. immigration regulations or other laws, practices and frequency or methods of enforcement which discourage immigration or international study could adversely affect our future growth. Reduced or disrupted international study patterns are likely to reduce enrollment and harm our operating results.
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

Index to Form 10-K Index to FS
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

Expectations regarding environmental, social, and governance matters may affect our business.
Certain stakeholders, including some investors, customers, and employees, have expectations regarding environmental, social, and governance (“ESG”) matters, including with respect to human capital management, diversity and inclusion, and corporate governance. These expectations may influence our business practices and disclosures. If our practices or disclosures do not meet the expectations of particular stakeholders, our relationships with those stakeholders could be adversely affected.

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
Risks Related to Controls and Procedures and the Investigation
We have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of May 2, 2026 due to material weaknesses, which could adversely affect our ability to report our financial results in a timely and accurate manner and have a material adverse impact on our business and financial condition.
We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As described in Part II - Item 9A. Controls and Procedures of this Annual Report on Form 10-K, our remediation of material weaknesses in internal controls over financial reporting first identified in connection with the audit of our Fiscal 2025 financial results have not yet been fully completed or tested by us and our independent auditors, and therefore, remain outstanding. As a result of these material weaknesses, our

Index to Form 10-K Index to FS
management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of May 2, 2026.
We have developed and implemented our remediation plan, as described in Part II - Item 9A. Controls and Procedures of this Form 10-K, designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing, and must be tested by us before such weaknesses can be deemed to no longer exist. Although we continue to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be implemented; our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, our stock may be delisted from the New York Stock Exchange (the “NYSE”) and we will not be able to comply with the applicable covenants in our financing arrangements, including our credit agreement, as described in Risks Related to our Business and Industry, “We are dependent upon access to the capital markets, bank credit facilities and short-term vendor financing for liquidity needs.” In addition, we could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on our business and financial condition.
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
As previously reported, in July 2025, certain information regarding the recording of cost of digital sales was brought to the attention of the Audit Committee of the Board of Directors (the “Audit Committee”). With the assistance of outside counsel and advisors, the Audit Committee conducted an investigation into these matters (the “Investigation”). The Investigation was completed in the fall of 2025 and, based on the Investigation, the Audit Committee concluded that a former employee made unsupported manual journal entries that improperly reduced cost of sales. As a result of the Investigation and additional accounting matters, the Audit Committee concluded that our previously issued audited consolidated financial statements and related disclosures for certain prior periods should no longer be relied upon, and we have since restated those financial statements in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025 (the “Restatement”).
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Investigation and Restatement. To the extent

Index to Form 10-K Index to FS
steps we take to remediate deficiencies in our internal controls over financial reporting are not successfully identified and implemented, we may incur significant additional time and expense.
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
We have taken and continue to take significant efforts to remediate material weaknesses in our internal control over financial reporting and to enhance our disclosure controls and procedures. These efforts have required and will continue to require significant management time and financial resources. We may incur substantial costs in connection with these remediation activities, including consulting fees, audit and professional service fees, and upgrades to our financial reporting systems and controls and internal control processes. These additional expenses could materially adversely affect our results of operations and financial condition.
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
Our past failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, may impact our ability to obtain alternative financing, and could have negative consequences under the terms of our existing credit agreements.
As a result of matters arising from the Investigation and Restatement, we were unable to timely file our Annual Report on Form 10-K for Fiscal 2025 and certain Quarterly Reports on Form 10-Q. Although we have since filed those reports and are currently in compliance with our SEC reporting obligations, our prior untimely filings continue to restrict our ability to use a registration statement on Form S-3, which limits our ability to access the public markets quickly and efficiently. It may also restrict our ability to raise capital through traditional private placements, as potential investors may be reluctant to invest in a company that has a history of not being current in its SEC filings. In addition, our past failure to file periodic reports could constitute a default under certain covenants in existing or future credit facilities, which could lead to the acceleration of outstanding indebtedness or other adverse consequences. The combined effect of these factors could materially and adversely affect our liquidity, financial condition, and results of operations.
Risks Relating to our Common Stock and the Securities Market
Two of our stockholders collectively own close to a majority of the Company’s outstanding shares, and their interests could differ from the interests of our other stockholders.
As of May 2, 2026, Immersion Corporation (“Immersion”) and VitalSource own 32.9% and 9.5%, respectively, of the Company’s outstanding shares of Common Stock.
Based on the foregoing, Immersion and VitalSource have considerable influence or effective control regarding the outcome of any transaction or action that requires stockholder approval, including the election of our Board of Directors, mergers, acquisitions, amendments to our charter and various corporate governance actions.
Our Board of Directors is composed of six members, three of whom are members of the Board of Directors of Immersion Corporation, two of whom are also executives of Immersion Corporation. Immersion has agreed to maintain at least three directors on our Board of Directors that satisfy the independence standard under NYSE rules applicable to audit committee

Index to Form 10-K Index to FS
members. However, Immersion through its stock ownership may have significant influence over the election of all Board members, inclusive of the independent directors.
Each of Immersion and VitalSource may have interests different than those of other stockholders. For example, they may delay or prevent a change of control of us, even if such a change of control would benefit other stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.
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

Index to Form 10-K Index to FS
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
As of May 2, 2026, these contracts for the 647 physical stores that we operate expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Physical Campus Stores
2027	94
2028	74
2029	42
2030	46
2031	62
2032 and later	329

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
Holders
As of May 2, 2026, there were approximately 608 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the fourth quarter of Fiscal 2026, we did not repurchase shares under the stock repurchase program. As of May 2, 2026, approximately $26.7 million remains available under the stock repurchase program.
Dividends
We did not pay any dividends to common stockholders during the fiscal years ended May 2, 2026 and May 3, 2025. On June 24, 2026, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.08 per share of common stock outstanding, which will be paid on July 30, 2026 to the holders of record as of July 16, 2026. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, and other factors.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. “Fiscal 2026” means the 52 weeks ended May 2, 2026, “Fiscal 2025” means the 53 weeks ended May 3, 2025.
The following should be read in conjunction with "Disclosures Regarding Forward-Looking Statements" and our consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K (this “Form 10-K”).
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers and inventory management hardware and software providers. We operate 1,116 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment. The Barnes & Noble brand (licensed from our former parent) and our subsidiary brands, BNC and MBS, are important to our relationships with leading publishers who rely on us as one of their primary distribution channels. For a detailed description of our business, products and services, strategic initiatives, key relationships, and competitive position, see “Business” in Part I, Item 1 of this Form 10-K.

BNC First Day®

The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable, long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. During the 52 weeks ended May 2, 2026, BNC First Day® total revenue increased by $166.3 million, or 28.0%, to $760.1 million compared to $593.8 million during the prior year period. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. In Fiscal 2026, the growth of our BNC First Day® programs offset the declines in a la carte courseware sales and closed store sales. We continue to see strong institutional interest in First Day Complete and First Day programs, reflecting an ongoing shift by colleges and universities toward affordable access course material models that increase student participation and improve access to required course materials.
The following table summarizes our BNC First Day® sales for the 52 weeks ended May 2, 2026 and the 53 weeks ended May 3, 2025:

Index to Form 10-K Index to FS

Dollars in millions	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025	$ Increase	% Change
First Day Complete Sales	$500.8	$376.3	$124.5	33%
First Day Sales	$259.3	$217.5	$41.8	19%
Total BNC First Day® Sales	$760.1	$593.8	$166.3	28%

First Day Complete	Spring 2026	Spring 2025	# Increase	% Change
Number of campus stores	232	191	41	21%
Estimated enrollment (a)	1,250,585	957,000	293,585	31%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 6, 2026.
Relationship with Fanatics and Lids

We have strategic service provider relationships with Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (together with Fanatics, the “F/L Relationship”), which provide e-commerce capabilities, product assortment expertise, and digital marketing tools to accelerate growth of our logo general merchandise business. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements. For a full description of the F/L Relationship, see “Relationship with Fanatics and Lids” in Part I, Item 1, Business.
Financing Arrangements
On June 10, 2024, we completed various transactions (the “Transactions”), including an equity rights offering, private equity investment, Term Loan debt conversion, and Credit Facility refinancing, to substantially deleverage our Consolidated Balance Sheet. For a detailed description of these transactions, see “Financing Arrangements” in Part I, Item 1, Business and Note 10, Debt, in the Notes to Consolidated Financial Statements.
Segments
We identify our segments in accordance with the way our business is managed. The current CEO (the current Chief Operating Decision Maker ("CODM")) assesses performance and allocates resources. The Company currently operates as a single operating and reportable segment.
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
Revenue Recognition
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
Cash Collection Timing
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

Index to Form 10-K Index to FS
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
Trends and Other Factors Affecting Our Business
For a discussion of our trends and other factors affecting our business, see Part I - Item 1. Business and Item 1A, Risk Factors.
Results of Operations
Elements of Results of Operations
Our consolidated financial statements reflect our consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The results of operations reflected in our consolidated financial statements are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation.
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
Results of Operations Summary (a)
For a detailed discussion of Fiscal 2026 and year-over-year comparison to Fiscal 2025, see Results of Operations below.

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Sales:
Product sales and other	$1,564,365	$1,463,245
Rental income	150,405	146,925
Total sales	$1,714,770	$1,610,170

Gross profit	$366,168	$337,804

Income (loss) before income taxes	$20,672	$(61,569)

Net income (loss)	$16,872	$(65,825)

Adjusted Net income (loss) (a)	$22,262	$(61,717)

Adjusted EBITDA (a)
Total Adjusted EBITDA	$76,513	$59,390

(a)Adjusted Net income (loss) and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures.

Index to Form 10-K Index to FS
Results of Operations - 52 weeks ended May 2, 2026, compared with the 53 weeks ended May 3, 2025

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025

Sales:
Product sales and other	$1,564,365	$1,463,245
Rental income	150,405	146,925
Total sales	1,714,770	1,610,170
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,269,051	1,193,015
Rental cost of sales	79,551	79,351
Total cost of sales	1,348,602	1,272,366
Gross profit	366,168	337,804
Selling and administrative expenses	288,573	283,800
Depreciation and amortization expense	32,754	37,939
Impairment loss	12,584	1,713
Other (income) expense, net	(4,281)	(1,572)
Operating income	$36,538	$15,924

Percentage of Total Sales:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025

Sales:
Product sales and other	91.2%	90.9%
Rental income	8.8%	9.1%
Total sales	100%	100%
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	81.1%	81.5%
Rental cost of sales	52.9%	54.0%
Total cost of sales	78.6%	79.0%
Gross margin	21.4%	21.0%
Selling and administrative expenses	16.8%	17.6%
Depreciation and amortization expense	1.9%	2.4%
Impairment loss	0.7%	0.1%
Other (income) expense, net	(0.2)%	(0.1)%
Operating income	2.1%	1.0%

Sales
The following table summarizes our sales:

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025	$ Increase	% Change
Product sales and other	$1,564,365	$1,463,245	$101,120	6.9%
Rental income	150,405	146,925	$3,480	2.4%
Total sales	$1,714,770	$1,610,170	$104,600	6.5%
Our total sales increased by $104.6 million, or 6.5%, to $1,714.8 million during the 52 weeks ended May 2, 2026 from $1,610.2 million during the 53 weeks ended May 3, 2025 which is primarily related to improved comparable store sales driven by growth in our BNC First Day® programs and new store sales, offset by declines in general merchandise sales, a la carte course material sales and lower sales as a result of closed stores.
The components of the sales variances are reflected in the table below:

Index to Form 10-K Index to FS

Sales variances	52 weeks ended May 2, 2026
Dollars in millions
New stores	$100.0
Closed stores	(69.0)
Comparable stores (a)	83.0
Textbook rental deferral	(0.3)
Other (b)	(9.1)
Total sales variance:	$104.6

(a)Logo general merchandise sales recognized on a net basis as commission revenue in the Consolidated Financial Statements. For Gross Comparable Store Sales details, see below.
(b)Other includes inventory liquidation sales to third parties, marketplace sales and other deferred items.
The following is a store count summary for physical stores.

	May 2, 2026			May 3, 2025
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	653	493	1,146	707	538	1,245
Opened	50	14	64	32	24	56
Closed	56	38	94	86	69	155
End of period	647	469	1,116	653	493	1,146
During the 52 weeks ended May 2, 2026, we opened 64 stores that contributed approximately $100.0 million of sales in Fiscal 2026, and closed 94 physical and virtual stores that had estimated net annual sales of $69.0 million. The Company’s strategic initiative is to close under-performing and less profitable stores.
Generally, sales are impacted by revenue from net new/closed stores, conversion to BNC First Day® programs, increased campus and eCommerce website traffic, and an increase in the number of on campus activities and events, such as graduations, athletic events, alumni events and prospective student campus tours.
•Product sales and other, which consists of sales of course material products, general merchandise and services and other revenue, increased by $101.1 million, or 6.9%, to $1,564.4 million during the 52 weeks ended May 2, 2026 from $1,463.2 million during the 53 weeks ended May 3, 2025.
◦Course material product sales increased by $107.3 million, or 10.5%, to $1,128.8 million during the 52 weeks ended May 2, 2026, compared to $1,021.5 million in the prior year period. The increase was primarily due to the growth of our BNC First Day® programs, which increased by $166.3 million, or 28.0%, to $760.1 million, and new store sales, offset by a decline in a la carte courseware sales and including lower sales resulting from closed stores.

Dollars in millions	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025	$ Increase	% Change
First Day Complete Sales	$500.8	$376.3	$124.5	33%
First Day Sales	259.3	217.5	$41.8	19%
Total BNC First Day® Sales	$760.1	$593.8	$166.3	28%

First Day Complete	Spring 2026	Spring 2025	# Increase	% Change
Number of campus stores	232	191	41	21%
Estimated enrollment (a)	1,250,585	957,000	293,585	31%

(a) Total undergraduate and graduate student enrollment as reported by National Center for Education Statistics (NCES) as of January 6, 2026.
◦General merchandise product net sales increased by $2.8 million, or 0.8%, to $358.1 million, compared to $355.3 million in the prior year period, primarily due to higher graduation product and cafe and convenience product sales.
◦Service and other revenue decreased by $9.1 million, or 10.5%, to $77.4 million, compared to $86.5 million in the prior year period, primarily due lower liquidation and marketplace sales.

Index to Form 10-K Index to FS
•Rental income for course materials increased by $3.5 million, or 2.4%, to $150.4 million during the 52 weeks ended May 2, 2026 from $146.9 million during the 53 weeks ended May 3, 2025, primarily due to the growth of our BNC First Day® programs, partially offset by closed stores and the shift to digital products.
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
Gross Comparable Store Sales increased by $71.3 million or 4.4% during the 52 weeks ended May 2, 2026, primarily driven by an increase in Course Materials sales, partially offset by lower General Merchandise sales. Course Materials sales increased by $82.3 million or 7.6% primarily due to the growth of BNC First Day® affordable access course material programs (as discussed above), offset by declines in a la carte courseware sales.
Gross Comparable Store Sales variances by category are as follows:

	52 weeks ended		53 weeks ended
Dollars in millions	May 2, 2026		May 3, 2025
Textbooks (Course Materials)	$82.3	7.6%	$106.7	10.6%
General Merchandise	(11.0)	(2.1)%	10.5	1.9%
Total Gross Comparable Store Sales	$71.3	4.4%	$117.2	7.5%
Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 78.6% during the 52 weeks ended May 2, 2026 compared to 79.0% during the 53 weeks ended May 3, 2025. Our gross margin increased by $28.4 million, or 8.4%, to $366.2 million, or 21.4% of sales, during the 52 weeks ended May 2, 2026 from $337.8 million, or 21.0% of sales, during the 53 weeks ended May 3, 2025.
The following table summarizes the cost of sales:

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2026	% of Related Sales	May 3, 2025	% of Related Sales
Product and other cost of sales	$1,269,051	81.1%	$1,193,015	81.5%
Rental cost of sales	$79,551	52.9%	$79,351	54.0%
Total cost of sales	$1,348,602	78.6%	$1,272,366	79.0%
The following table summarizes the gross margin for the 52 and 53weeks ended May 2, 2026 and May 3, 2025:

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2026	% of Related Sales	May 3, 2025	% of Related Sales
Product and other gross margin	$295,314	18.9%	$270,230	18.5%
Rental gross margin	70,854	47.1%	67,574	46.0%
Gross Margin	$366,168	21.4%	$337,804	21.0%

Index to Form 10-K Index to FS
For the 52 weeks ended May 2, 2026, the gross margin as a percentage of sales increased as discussed below:
•Product and other gross margin increased 40 basis points from prior year, primarily due to lower contract costs as a percentage of sales related to our college and university contracts as a result of the shift to digital and First Day models, partially offset by unfavorable logo, general merchandise, liquidation and marketplace.
•Rental gross margin as a percentage of sales increased 1.1% from prior year, primarily reflecting lower contract costs as a percentage of sales associated with the continued expansion of our BNC First Day® programs and increased participation in affordable access course material offerings.
Selling and Administrative Expenses

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2026	% of Sales	May 3, 2025	% of Sales
Selling and administrative expenses	$288,573	16.8%	$283,800	17.6%
During the 52 weeks ended May 2, 2026, selling and administrative expenses as a percentage of sales decreased 80 basis points as compared to the 53 weeks ended May 3, 2026 as a result in continued cost containment efforts in addition to overall sales growth.
Depreciation and Amortization Expense

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2026	% of Sales	May 3, 2025	% of Sales
Depreciation and amortization expense	$32,754	1.9%	$37,939	2.4%
Depreciation and amortization expense decreased by $5.2 million to $32.8 million during the 52 weeks ended May 2, 2026 from $37.9 million during the 53 weeks ended May 3, 2025 primarily due to lower depreciable assets and intangibles due store closures during Fiscal 2026.
Impairment Loss
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
During the 52 weeks ended May 2, 2026, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss of $12.6 million (both pre-tax and after-tax), comprised of $2.8 million, $6.0 million, and $3.8 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
During the 53 weeks ended May 3, 2025, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss of $1.7 million (both pre-tax and after-tax), comprised of $0.3 million, $0.3 million, and $1.1 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
For additional information, see Part 1I - Item 8. Financial Statements and Supplementary Data, Note 3, - Store Closures and Impairment of Long-Lived Assets and Note 8. Fair Value Measurements.
Other (Income) and Expense, net
During the 52 weeks ended May 2, 2026, we recognized other income totaling $4.3 million. During the fourth quarter of fiscal 2026, the Company recognized income of approximately $12.6 million related to the resolution of its participation interest purchase agreement associated with the Visa/Mastercard interchange litigation. The income represents the recognition of previously deferred amounts upon settlement of the underlying litigation. See Note 9, Participation Interest Purchase Agreements for additional details. This was offset by professional fees related to the Investigation cost of $7.3 million and other professional service fees of $1.0 million. See Part II - Item 8. - Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.

Index to Form 10-K Index to FS
During the 53 weeks ended May 3, 2025, we recognized other expense totaling $1.6 million, comprised primarily of an $8.8 million gain related to the termination of liabilities related to a frozen retirement benefits plan, primarily offset by $2.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2.1 million for legal and advisory professional service costs primarily related to restructuring activities and other charges of $2.0 million of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1.4 million of which is included in accrued liabilities in the Consolidated Balance Sheet as of May 3, 2025, and $1.1 million related to the settlement of a class action lawsuit and related legal fees. We recognized an increase to additional paid in capital on the Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
Operating Income (Loss)

	52 weeks ended		53 weeks ended
Dollars in thousands	May 2, 2026	% of Sales	May 3, 2025	% of Sales
Operating income (loss)	$36,538	2.1%	$15,924	1.0%
Our operating income was $36.5 million during the 52 weeks ended May 2, 2026 compared to operating income of $15.9 million during the 53 weeks ended May 3, 2025. The improvements in operating results were due to the matters discussed above.
Loss on extinguishment of debt
On June 10, 2024, our existing Term Loan lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock. We recognized a loss on extinguishment of debt of $55.2 million during the 53 weeks ended May 3, 2025 in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated. There were no debt conversions in the comparable prior period. See Part II - Item 8. Financial Statements and Supplementary Data - Note 6. Equity and Note 10. Debt.
Interest Expense, Net

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Interest expense, net	$15,866	$22,260
Net interest expense decreased by $6.4 million to $15.9 million during the 52 weeks ended May 2, 2026 from $22.3 million during the 53 weeks ended May 3, 2025. Interest expense decreased primarily due to lower borrowings, lower interest rates and a $1.5 million decrease in amortization of deferred financing costs. The following table disaggregates interest expense for the 52-week period:

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Interest Incurred
Credit Facility	$12,290	$16,279
Term Loan	—	1,167
Total Interest Incurred	$12,290	$17,446
Amortization of Deferred Financing Costs
Credit Facility	$3,662	$5,014
Term Loan	—	150
Total Amortization of Deferred Financing Costs	$3,662	$5,164
Interest Income, net of expense	$(86)	$(350)
Total Interest Expense	$15,866	$22,260
Cash interest paid during the 52 weeks ended May 2, 2026 and the 53 weeks ended May 3, 2025 was $12.5 million and $17.9 million, respectively.

Index to Form 10-K Index to FS
Income Tax Expense

	52 weeks ended		52 weeks ended
Dollars in thousands	May 2, 2026	Effective Rate	May 3, 2025	Effective Rate
Income tax expense	$3,800	18.3%	$4,256	(6.9)%
We recorded an income tax expense of $3.8 million on a pre-tax income of $20.7 million during the 52 weeks ended May 2, 2026, which represented an effective income tax rate of 18.3% and an income tax expense of $4.3 million on a pre-tax loss of $61.6 million during the 53 weeks ended May 3, 2025, which represented an effective income tax rate of (6.9%).
The effective tax rate for the 52 weeks ended May 2, 2026 is higher than the prior year comparable period due to permanent differences related to the debt-to-equity conversion in the prior year period.

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Net income (loss)	$16,872	$(65,825)
As a result of the factors discussed above, we reported a net income of $16.9 million during the 52 weeks ended May 2, 2026, compared with a net loss of $(65.8) million during the 53 weeks ended May 3, 2025. Adjusted Net income is $22.3 million during the 52 weeks ended May 2, 2026, compared with a Adjusted Net loss of $(61.7) million during the 53 weeks ended May 3, 2025. See Adjusted Net income (loss) below.
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
We define Adjusted Net Income (Loss) as net income (loss), the most directly comparable GAAP measure, adjusted for certain reconciling items that are subtracted from or added to net income (loss). We define Adjusted EBITDA as net income (loss), the most directly comparable GAAP measure, plus (1) depreciation and amortization; (2) interest expense (3) income taxes; and (4) as adjusted for non-cash or non-recurring items, and other adjustments permitted under our credit agreement. We define Adjusted Free Cash Flow as net cash flows provided by (used in) operating activities, the most directly comparable GAAP measure, less capital expenditures, cash interest and cash taxes.
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
For a discussion regarding the seasonality of our business, see Management's Discussion and Analysis - Seasonality discussion above.

Index to Form 10-K Index to FS
Adjusted Net Income (Loss)

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Net Income (loss)	$16,872	$(65,825)
Reconciling items	5,390	4,108
Adjusted Net income (loss)	$22,262	$(61,717)

Reconciling items
Impairment loss (b)	$12,584	$1,713
Stock-based compensation expense	6,214	5,386
Other (income) expense, net
Participation interest purchase agreement settlement	(12,625)	—
Severance and cost reduction initiatives	—	4,058
Legal settlement and related legal fees	—	1,059
Settlement of obligations and actuarial gain related to frozen retirement plan	—	(8,780)
Other professional services fees	1,048	2,091
Estimated tax effect on reconciling items above (a)	(1,831)	(1,419)
Reconciling items	$5,390	$4,108
(a)The tax effect on reconciling items was calculated for Fiscal 2026 using the statutory rate of 25.36%. The tax effect on reconciling items was calculated for Fiscal 2025 using the statutory rate of 25.67%.
Adjusted EBITDA

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Net income (loss)	$16,872	$(65,825)
Add:
Depreciation and amortization expense	32,754	37,939
Interest expense, net	15,866	22,260
Income tax expense	3,800	4,256
Impairment loss (a)	12,584	1,713

Loss on extinguishment of debt	—	55,233
Other (income) expense, net (a) (b)	(11,577)	(1,572)
Stock-based compensation expense	6,214	5,386
Adjusted EBITDA	$76,513	$59,390
(a)See Management's Discussion and Analysis - Results of Operations.
(b)Other (income) expense is exclusive of Investigation costs of $7.3 million incurred during the 52 weeks ended May 2, 2026.
Adjusted Free Cash Flow

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Net cash flows provided by (used in) operating activities (a)	$50,057	$(85,413)
Less:
Capital expenditures (b)	16,196	12,894
Cash interest	12,531	17,912
Cash taxes (refund) paid, net	7,917	2,130
Adjusted Free Cash Flow	$13,413	$(118,349)
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
Capital Expenditures

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Physical store capital expenditures	$10,527	$8,866
Product and system development	4,597	3,063
Other	1,072	965
Total Capital Expenditures	$16,196	$12,894
Liquidity and Capital Resources
During Fiscal 2026, our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of May 2, 2026, we had $8.4 million of cash on hand and $19.8 million of restricted cash including $17.4 million related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements and $2.4 million related amounts held in trust for future distributions related to employee benefit plans.
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
Sources and Uses of Cash Flow

	52 weeks ended	53 weeks ended
Dollars in thousands	May 2, 2026	May 3, 2025
Net cash flows provided by (used in) operating activities	$50,057	$(85,413)
Net cash flows used in investing activities	(16,196)	(12,101)
Net cash flows (used in) provided by financing activities	(34,365)	97,667
Net change in cash, cash equivalents, and restricted cash	$(504)	$153
As of May 2, 2026, and May 3, 2025, we had cash of $8.4 million and $9.1 million, respectively. As of May 2, 2026 and May 3, 2025, we had restricted cash of $19.8 million and $19.7 million, respectively, comprised of $17.4 million and $17.3 million, respectively, in prepaid and other current assets in the Consolidated Balance Sheets primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and

Index to Form 10-K Index to FS
$2.4 million and $2.3 million, respectively, in other noncurrent assets in the Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Net cash provided by operating activities during the 52 weeks ended May 2, 2026, was $50.1 million compared with net cash used in operating activities of $85.4 million during the 53 weeks ended May 3, 2025. The $135.5 million improvement in operating cash flows was primarily driven by favorable changes in working capital and improved operating performance, including a $184.0 million favorable change in accounts payable and accrued liabilities, primarily reflecting the timing of payments to vendors for inventory purchases and operating expenses, as well as an $82.7 million improvement in earnings. These favorable impacts were partially offset by $(19.2) million unfavorable change in accounts receivable and a $(43.3) million reduction in the cash flow benefit associated with merchandise inventory balances compared with the prior year.
Cash Flow from Investing Activities
Net cash used in investing activities during the 52 weeks ended May 2, 2026, was $16.2 million compared to $12.1 million during the 53 weeks ended May 3, 2025. The increase in cash used was primarily attributable to higher capital expenditures, reflecting continued investments in technology, store operations and strategic initiatives.
Cash Flow from Financing Activities
Net cash used in financing activities during the 52 weeks ended May 2, 2026, was $(34.4) million compared to net cash provided by financing activities of $97.7 million during the 53 weeks ended May 3, 2025. The net change of $(132.0) million was primarily due to the absence of significant equity financing transactions completed during fiscal 2025, including $50.0 million private equity investment led by Immersion Corporation, and a $45.0 million fully backstopped Rights Offering, and proceeds of $78.5 million proceeds from the Company's at-the-market equity program. In addition, borrowings under the Company's credit facilities were lower in fiscal 2026, resulting in net repayment of debt of $29.8 million.

Financing Arrangements

Dollars in thousands		As of
	Maturity Date (a)	May 2, 2026	May 3, 2025
Credit Facility	June 9, 2028	$71,000	$103,100
Total debt		$71,000	$103,100
Balance Sheet classification:
Long-term borrowings		$71,000	$103,100

(a)    On June 10, 2024, we completed the Transactions, including amending and extending the maturity date of the Credit Facility to June 9, 2028 and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock. For additional information, see Note 10. Debt.

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
Pursuant to the A&R Credit Agreement, the lenders have committed to provide a four-year asset-based revolving credit facility (the "Credit Facility") in an aggregate committed principal amount of up to $325.0 million, with a maturity date of June 9, 2028. During the 53 weeks ended May 3, 2025, we incurred debt issuance costs totaling $3.7 million related to the A&R Credit Agreement.
In connection with the delayed filing of our 2025 Annual Report and our Quarterly Reports on Form 10-Q for the first and second quarters of Fiscal 2026, we entered into a series of limited consent and waiver agreements with our lenders to extend certain financial reporting deadlines. These waivers related solely to the timing of our filings and did not arise from noncompliance with any financial covenants. Aggregate fees incurred in connection with these waivers totaled approximately $1.0 million, recognized as interest expense during Fiscal 2026.
As of May 2, 2026, and as of the issuance date of this Annual Report on Form 10-K, we were in compliance with all covenants under the A&R Credit Agreement. For information regarding the A&R Credit Agreement terms, deferred financing costs, and covenant requirements, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10, Debt.
As of both May 2, 2026, and May 3, 2025, we have issued $0.7 million and $0.6 million, respectively, in letters of credit under the Credit Facility.
Term Loan
On June 10, 2024, pursuant to the Term Loan Credit Agreement by and among the Company, TopLids LendCo, LLC and Vital Fundco, LLC dated June 7, 2022 (the "Term Loan"), lenders converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into our Common Stock, resulting in financing noncash flow activity totaling $86.8 million. We recognized a loss on extinguishment of debt of $55.2 million in the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated. For information regarding the Term Loan amendments, deferred financing costs and terms, see Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Debt.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the Consolidated Balance Sheets and are subsequently amortized ratably over the term of respective debt.

Dollars in thousands		As of
Balance Sheet Location	Maturity Date/ Amortization Term (a)	May 2, 2026	May 3, 2025
Credit Facility - Other noncurrent assets	June 9, 2028	$7,935	$11,597
(a)    On June 10, 2024, we completed the Transactions, including amending and extending the maturity date of the Credit Facility, and converting all outstanding principal and interest amounts owed under our Term Loan into shares of our Common Stock. For additional information, see Part II - Item 8. Financial Statements and Supplementary Data.

Index to Form 10-K Index to FS
Interest
The following table presents interest expense on the Consolidated Statements of Operations and cash interest paid:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Interest Incurred
Credit Facility	$12,290	$16,279
Term Loan	—	1,167
Total Interest Incurred	$12,290	$17,446
Amortization of Deferred Financing Costs
Credit Facility	$3,662	$5,014
Term Loan	—	150
Total Amortization of Deferred Financing Costs	$3,662	$5,164
Interest Income, net of expense	$(86)	$(350)
Total Interest Expense	$15,866	$22,260

Cash Interest Paid	$12,531	$17,912

Share Repurchases
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During Fiscal 2026 and Fiscal 2025, we did not purchase shares under the stock repurchase program. As of May 2, 2026, approximately $26.7 million remains available under the stock repurchase program.
During Fiscal 2026 and Fiscal 2025, we purchased 93,842 shares and 429 shares, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Contractual Obligations
The following table sets forth our contractual obligations as of May 2, 2026 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
New Credit Facility (a)	$71.0	$—	$—	$71.0	$—
Lease obligations (excluding imputed interest) (b)	69.6	0.1	26.5	43.0	—
Purchase obligations (c)	29.7	14.9	13.2	1.6	—
Total	$170.3	$15.0	$39.7	$115.6	$—

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
(b)Our contracts for physical bookstores with colleges and universities are typically five years with renewal options, but can range from one to 1 5 years, and are typically cancelable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract. Annual projections are based on current minimum guarantee amounts. In the less than approximately 40% of our contracts with colleges and universities that include minimum guarantees, the minimum guaranteed amounts typically adjust annually to equal less than the prior year's commission earned. See Part II - Item 8. Financial Statements and Supplementary Data — Note 11. Leases.
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
We recognize revenue commissions from logo general merchandise sales, which are fulfilled by Lids and Fanatics, on a net basis in our consolidated financial statements.
As of Fiscal 2026 year-end, we did not have a customer loyalty program. In the beginning of Fiscal 2027, we launched our own gift card program, and continue to honor Barnes & Noble Booksellers gift cards and sell third-party gift cards in our stores. We do not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
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
Cost is determined primarily by the retail inventory method for our retail business. Our textbook and trade book inventories, for our retail and wholesale businesses, are valued using the LIFO method. In Fiscal 2026, there was no required LIFO adjustment. In Fiscal 2025 we recorded a LIFO adjustment in the amount of $6.4 million.
Reserves for non-returnable inventory represent write-downs that reduce the cost basis of the asset. These write-downs are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain assumptions, including markdowns and inventory aging. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on our history of liquidating non-returnable inventory are incorrect, we may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.2 million in Fiscal 2026.
For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material. A change of 10 basis points of actual shortage rates would not have a material impact on pre-tax earnings in Fiscal 2026.
Evaluation of Other Long-Lived Assets Impairment
As of May 2, 2026, our other long-lived assets include property and equipment, operating lease right-of-use assets, and amortizable intangibles of $34.1 million, $145.6 million, and $58.1 million, respectively, on our Consolidated Balance Sheet.
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
During Fiscal 2026, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss of $12.6 million (both pre-tax and after-tax), comprised of $2.8 million, $6.0 million, and $3.8 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
During Fiscal 2025, we evaluated certain of our store-level long-lived assets for impairment. Based on the results of the impairment tests, we recognized an impairment loss of $1.7 million (both pre-tax and after-tax), comprised of $0.3 million, $0.3 million, and $1.1 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the Consolidated Statement of Operations.
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
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations in Fiscal 2026.
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
Florham Park, New Jersey

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barnes & Noble Education, Inc. (the “Company”) as of May 2, 2026 and May 3, 2025, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 2, 2026 and May 3, 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 9, 2026 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Transactions - Product Sales
As described in Notes 2 and 4 to the consolidated financial statements, the majority of the Company’s revenue was derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites. The Company’s total revenue from product sales was approximately $1.48 billion for the fiscal year ended May 2, 2026.
We identified the auditing of the accuracy and existence of revenue transactions from product sales as a critical audit matter. Auditing the accuracy and existence of revenue from product sales was especially challenging due to the high degree of auditor effort in performing procedures, given the significance of revenue from product sales and the large volume of transactions.

Index to Form 10-K Index to FS
The primary procedures we performed to address this critical audit matter included:
• Evaluating the accuracy and existence of revenue transactions, on a sample basis, by inspecting invoices, evidence of delivery of physical and digital content, and evidence of cash collected, where applicable.
• Obtaining confirmations directly from certain customers.

We have served as the Company's auditor since 2024.

/s/ BDO USA, P.C.
San Francisco, California

July 9, 2026

Index to Form 10-K Index to FS
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Barnes & Noble Education, Inc.
Florham Park, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited Barnes & Noble Education, Inc.’s (the “Company’s”) internal control over financial reporting as of May 2, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 2, 2026, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 2, 2026 and May 3, 2025, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”), and our report dated July 9, 2026 expressed an unqualified opinion thereon.

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
•Lack of effective control activities and, in some cases, the design of such control activities related to (a) the review and approval of manual journal entries, including maintaining appropriate segregation of duties, (b) the completeness and accuracy of information produced by the Company, (c) accounting for nonroutine transactions, (d) the monthly account reconciliation process, and (e) controls over lease accounting;
•Lack of effective information and communication activities to (a) timely communicate role expectations and backup responsibilities and (b) the evidence of reviews over the completeness and accuracy of information produced by the Company; and
•Lack of effective monitoring activities to evaluate the operation of certain key controls, including over account reconciliations.

Index to Form 10-K Index to FS

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated July 9, 2026 on those consolidated financial statements.

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

/s/ BDO USA, P.C.
San Francisco, California
July 9, 2026

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Sales:
Product sales and other	$1,564,365	$1,463,245
Rental income	150,405	146,925
Total sales	1,714,770	1,610,170
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	1,269,051	1,193,015
Rental cost of sales	79,551	79,351
Total cost of sales	1,348,602	1,272,366
Gross profit	366,168	337,804
Selling and administrative expenses	288,573	283,800
Depreciation and amortization expense	32,754	37,939
Impairment loss	12,584	1,713
Other (income) expense, net	(4,281)	(1,572)
Operating income (loss)	36,538	15,924
Loss on extinguishment of debt	—	55,233
Interest expense, net	15,866	22,260
Income (loss) before income taxes	20,672	(61,569)
Income tax expense	3,800	4,256
Net income (loss)	$16,872	$(65,825)

Earning per share - Basic and Diluted
Net income (loss) attributable to BNED shareholders - basic	$0.49	$(2.50)

Net income (loss) attributable to BNED shareholders - diluted	$0.49	$(2.50)

Weighted average shares of common stock outstanding - Basic	34,330,274	26,298,984

Weighted average shares of common stock outstanding - Diluted	34,614,155	26,298,984

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	As of
	May 2, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$9,058
Accounts receivable (less allowance $977 and $2,148, respectively)	116,526	98,077
Merchandise inventories, net	298,347	299,562
Textbook rental inventories	27,035	26,439
Prepaid expenses and other current assets	34,137	32,249
Total current assets	484,463	465,385
Property and equipment, net	34,123	40,229
Operating lease right-of-use assets	145,594	183,695
Intangible assets, net	58,092	78,241
Other noncurrent assets	17,625	22,735
Total assets	$739,897	$790,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,564	$148,848
Accrued liabilities	80,990	65,853
Current operating lease liabilities	67,050	64,524
Total current liabilities	283,604	279,225
Long-term deferred taxes, net	—	1,135
Long-term operating lease liabilities	85,455	115,495
Other long-term liabilities	5,399	19,142
Long-term borrowings	71,000	103,100
Total liabilities	445,458	518,097
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued, 34,456,977 and 34,081,114 shares, respectively; outstanding, 34,429,710 and 34,053,847 shares, respectively	345	341
Additional paid-in capital	1,012,349	1,006,974
Accumulated deficit	(695,699)	(712,571)
Treasury stock, at cost	(22,556)	(22,556)
Total stockholders' equity	294,439	272,188
Total liabilities and stockholders' equity	$739,897	$790,285

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income (loss)	$16,872	$(65,825)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization expense	32,754	37,939
Impairment loss (non cash)	12,584	1,713
Loss on debt extinguishment	—	55,233
Amortization of deferred financing costs	3,662	5,164
Deferred taxes	(1,135)	(829)
Stock-based compensation expense	6,214	5,386
Changes in operating lease right-of-use assets and liabilities	6,795	(4,218)
Changes in other long-term assets and liabilities and other, net	(10,906)	7,072
Changes in other operating assets and liabilities, net:
Receivables, net	(18,449)	761
Merchandise inventories	1,215	44,475
Textbook rental inventories	(596)	1,876
Prepaid expenses and other current assets	(1,799)	7,096
Accounts payable and accrued liabilities	2,846	(181,256)
Changes in other operating assets and liabilities, net	(16,783)	(127,048)
Net cash flows provided by (used in) operating activities	$50,057	$(85,413)
Cash flows from investing activities:
Purchases of property and equipment	$(16,196)	$(12,894)
Proceeds from the sale of fixed assets	—	793
Net cash flows provided by (used in) investing activities	$(16,196)	$(12,101)
Cash flows from financing activities:
Proceeds from borrowings	$812,900	$887,055
Repayments of borrowings	(845,000)	(948,920)
Payment of deferred financing costs	(1,900)	(5,569)
Proceeds from Private Equity Investment	—	50,000
Proceeds from Rights Offering	—	45,000
Payment of equity issuance costs	—	(9,914)
Principal stockholder expense reimbursement	—	1,940
Payment on principal portion of finance lease	(365)	(370)
Shares sold under at-the-market offering, net of commissions	—	78,450
Purchase of treasury shares	—	(5)
Net cash flows (used in) provided by financing activities	$(34,365)	$97,667
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(504)	$153
Cash, cash equivalents, and restricted cash at beginning of year	28,723	28,570
Cash, cash equivalents, and restricted cash at end of year	28,219	28,723

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$12,531	$17,912
Income taxes paid (net of refunds) (See Note 16)	$7,917	$2,130

See accompanying notes to consolidated financial statements.

Index to Form 10-K Index to FS
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share data)

			Additional	Accumulated
	Common Stock		Paid-In	Deficit	Treasury Stock		Total
	Shares	Amount	Capital	As Restated	Shares (a)	Amount	Equity
Balance April 27, 2024	558,402	$6	$749,692	$(646,746)	26,838	$(22,552)	$80,400
Stock-based compensation expense	—	—	5,386	—	—	—	5,386
Vested equity awards	34,198	—	—	—	—	—	—
Shares repurchased for tax withholdings for vested stock awards	(429)	—	—	—	429	(4)	(4)
Private Equity Investment	10,000,000	100	49,900				50,000
Rights Offering	9,000,000	90	44,910				45,000
Equity issuance costs			(9,914)				(9,914)
Term Loan debt conversion	6,673,978	67	86,688				86,755
Principal stockholder expense reimbursement			1,940				1,940
Proceeds from sales of Common Stock under ATM facility, net of commissions	7,814,965	78	78,372				78,450
Net loss	—	—	—	(65,825)	—	—	(65,825)
Balance May 3, 2025	34,081,114	$341	$1,006,974	$(712,571)	27,267	$(22,556)	$272,188
Stock-based compensation expense	—	—	6,214	—	—	—	6,214
Vested equity awards	375,863	4	(839)	—	—	—	(835)
Net income	—	—	—	16,872	—	—	16,872
Balance May 2, 2026	34,456,977	$345	$1,012,349	$(695,699)	27,267	$(22,556)	$294,439

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
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. (“BNED” or the "Company") is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. The Company is also a textbook wholesaler, and bookstore management hardware and software provider. The Company operates 1,116 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
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
Our fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The fiscal year periods for each of the last two fiscal years consisted of the 52 weeks ended May 2, 2026 (“Fiscal 2026”) and 53 weeks ended May 3, 2025 (“Fiscal 2025”).
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
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, BNED is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents and Restricted Cash
BNED considers all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
As of May 2, 2026, BNED had cash on hand of $8,418 and restricted cash of $19,801, comprised of $17,422 in the prepaid expenses and other current assets line item in the Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2,379 in other noncurrent assets in the Consolidated Balance Sheet related to amounts held in trust for future distributions related to employee benefit plans.
As of May 3, 2025, BNED had cash on hand of $9,058 and restricted cash of $19,665, comprised of $17,332 in other current assets in the Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2,333 in other noncurrent assets in the Consolidated Balance Sheet related to amounts held in trust for future distributions related to employee benefit plans.
Accounts Receivable
Receivables represent customer, private and public institutional and government billings (colleges, universities and other financial aid providers), credit/debit card receivables, advances for book buybacks, advertising and other receivables due within one year. Components of accounts receivable are as follows:

	As of
	May 2, 2026	May 3, 2025
Trade accounts	$67,749	$54,952
Advances for book buybacks	677	993
Credit/debit card receivables	7,535	14,991
Other receivables (a)	40,565	27,141
Total receivables, net	$116,526	$98,077
(a) Includes receivables from graduation regalia of $17.8 million and $11.0 million and textbook returns of $14.8 million and $11.0 million, respectively, as of May 2, 2026 and May 3, 2025.
Changes to the allowance for expected credit losses related to Accounts receivable are as follows:

	As of
	May 2, 2026	May 3, 2025
Allowance, beginning of period	$2,148	$867
Current period provision	3,172	4,066
Recoveries	(2,246)	(2,291)
Write-offs charged against allowance	(2,097)	(494)
Allowance, total end of period	$977	$2,148
Accounts receivable are presented on our Consolidated Balance Sheets net of allowances. An allowance for credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of current economic conditions. BNED write-off uncollectible trade

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
receivables once collection efforts have been exhausted and record bad debt expense related to textbook rentals not returned and the Company is unable to successfully charge the customer.
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
Cost is determined primarily by the retail inventory method for our retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. In Fiscal 2026, there was no required LIFO adjustment. In Fiscal, 2025 BNED recorded a LIFO adjustment of $6,446.
For our physical bookstores, BNED estimates and accrue inventory shortage for the period between the last physical count and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
The physical bookstores fulfillment order is directed first to our wholesale operations before other sources of inventory are utilized. The products that BNED sells originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers.
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
Cloud Computing Arrangements
Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in prepaid expenses and other assets in the Consolidated Balance Sheets and amortized to selling and administrative expense in the Consolidated Statements of Operations. Implementation costs incurred in cloud computing arrangements reflected in prepaid and other assets in the Consolidated Balance Sheets were $3,548 and $5,504 as of May 2, 2026 and May 3, 2025, respectively. BNED had $3,679 and $2,730 of amortization of implementation costs in selling and administrative expense in the Consolidated Statements of Operations, for the 52 and the 53 weeks ended May 2, 2026 and May 3, 2025, respectively.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. BNED had $18,190 and $22,876 of depreciation expense in the Consolidated Statements of Operations for the 52 and 53 weeks ended May 2, 2026 and May 3, 2025, respectively.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Components of property and equipment are as follows:

		As of
	Useful Life	May 2, 2026	May 3, 2025
Property and equipment:
Leasehold improvements	(a)	$93,280	$100,867
Machinery, equipment and display fixtures	5	211,293	232,883
Computer hardware and capitalized software costs	(b)	171,283	169,190
Office furniture and other	5 - 7	55,172	59,122
Construction in progress		1,685	1,698
Total property and equipment		532,713	563,760
Less accumulated depreciation and amortization		498,590	523,531
Total property and equipment, net		$34,123	$40,229
(a)    Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, ranging from 5 - 15 years.
(b)    System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 3 - 5 years.
Intangible Assets
Amortizable intangible assets are as follows:

		As of May 2, 2026
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships (a)	5 - 25	$174,880	$(117,080)	$57,800
Other (b)	2	3,500	(3,208)	292
		$178,380	$(120,288)	$58,092

		As of May 3, 2025
Amortizable intangible assets	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5 - 25	$209,680	$(132,081)	$77,599
Other (b)	2 - 3	3,500	(2,858)	642
		$213,180	$(134,939)	$78,241
(a)    Includes $6.0 million of accumulated charges related to store closures and impairments. See Note 3. Store Closures and Impairments.
(b)    Other consists of recognized intangibles for non-compete agreements and trade names
All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense:
For the 52 weeks ended May 2, 2026	$14,189
For the 53 weeks ended May 3, 2025	$14,842

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Estimated Amortization Expense: (Fiscal Year)
2027	$7,801
2028	$7,509
2029	$7,509
2030	$7,342
2031	$6,509
After 2031	$21,422
Total	$58,092
See Impairment of Long-Lived Assets below for discussion of impairment loss related to intangible assets.
Leases
BNED recognizes lease assets and lease liabilities on the Consolidated Balance Sheets for all operating lease arrangements based on the present value of future lease payments as required by ASC 842, Leases. BNED does not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). BNED recognizes lease expense for contracts with fixed lease payments on a straight-line basis over the contractual term. BNED recognizes variable lease payments as incurred. BNED recognizes lease expense related to our college and university contracts as cost of sales in our Consolidated Statements of Operations and recognizes lease expense related to various office spaces as selling and administrative expenses in our Consolidated Statements of Operations. For additional information, see Note 11. Leases.
Evaluation of Long-Lived Assets and Impairment
As of May 2, 2026, our long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $34,123, $145,594, $58,092, and $17,625, respectively, on our Consolidated Balance Sheet. As of May 3, 2025, our long-lived assets include property and equipment, operating lease right-of-use assets, amortizable intangibles, and other noncurrent assets of $40,229, $183,695, $78,241, and $22,735, respectively, on our Consolidated Balance Sheet.
BNED reviews our long-lived assets for impairment whenever events or changes in circumstances, including but not limited to contractual changes, renewals or amendments are made to agreements with our college, university, or K-12 schools, indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. BNED evaluates the long-lived assets for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, BNED first compares the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. See Note 3, Store Closures and Impairment of Long-Lived Assets.
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
The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. The significant assumptions used in the income approach included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. For additional information, see Note 8. Fair Value Measurements.
Revenue Recognition and Deferred Revenue
Product sales and rentals

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The majority of our revenue is derived from the sale of products through our bookstore locations, including virtual bookstores, and our bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of our products is recognized at the point in time when control of the products is transferred to our customers in an amount that reflects the consideration BNED expects to be entitled to in exchange for the products. For additional information, see Note 4.Revenue.
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
Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. BNED offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. BNED records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, BNED accelerated any remaining deferred rental revenue at the point of sale. Such buyouts have historically been, and continue to be, immaterial to the financial statements.
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
BNED estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.
For sales and rentals involving third-party products, BNED evaluates whether BNED is acting as a principal or an agent. Our determination is based on our evaluation of whether BNED controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether BNED controls the specified goods or services prior to transferring them to the customer including whether BNED has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where BNED is the principal, BNED records revenue on a gross basis, and for those transactions where BNED is an agent to a third-party, BNED records revenue on a net basis.
Our logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics and BNED recognizes commission revenue earned for these sales on a net basis in our consolidated financial statements.
BNED does not have gift card or customer loyalty programs. BNED does not treat any promotional offers as expenses. Sales tax collected from our customers is excluded from reported revenues. Our payment terms are generally 30 days and do not extend beyond one year.
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

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Brand marketing agreements often include multiple performance obligations which are individually negotiated with our customers. For these arrangements that contain distinct performance obligations, BNED allocates the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and over time for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.
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
Long-Term Incentive Compensation
BNED has granted awards in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock, restricted stock units, performance shares, performance share units, and phantom share units. See Note 15. Long-Term Incentive Compensation Expense for additional information regarding expense recognition for each type of award.
Advertising Costs
The costs of advertising are expensed as incurred during the year pursuant to ASC 720-35, Advertising Costs. Advertising costs charged to selling and administrative expenses were $4,142 and $5,235 in the Consolidated Statements of Operations for the 52 and 53 weeks ended May 2, 2026 and May 3, 2025, respectively.
Income Taxes
The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. BNED regularly reviews deferred tax assets for recoverability and establish a valuation allowance, if determined to be necessary. For additional information, see Note 16. Income Taxes.
Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) ("Topic 815") and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company adopted ASU No. 2025-07 during the fiscal quarter ending November 2, 2025. See Note 9. Participation Interest Purchase Agreement for discussion on the impact of the adoption.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances annual income tax disclosure requirements, including additional information related to the effective tax rate reconciliation and income taxes paid. The Company adopted this guidance on a retrospective basis during the fourth quarter of fiscal 2026. Adoption of the ASU did not impact the Company's consolidated financial position, results of operations, cash flows, or earnings per share, but resulted in enhanced income tax disclosures in the notes to the consolidated financial statements. See Note 16, Income Taxes.
Recently Issued But Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and simplifies the accounting for software development costs by establishing a single capitalization framework for all internally developed or acquired software, regardless of whether the software is intended for internal use, to be sold, or to be used in delivering products and services. The new guidance retains the concept of project stages but eliminates the historical distinction between internal-use software and software to be sold or marketed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively, with optional retrospective or modified retrospective transition methods. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. The guidance will be effective for annual disclosures beginning in Fiscal 2028 and subsequent interim periods. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is evaluating the impact that adopting this guidance will have on the Company's disclosures.

Note 3. Store Closures and Impairment of Long-Lived Assets
The Company performed long-lived asset impairment testing of the asset groups associated with the affected locations. Each asset group consists of the following assets attributable to each bookstore location or portfolio: (i) operating lease right-of-use ("ROU") assets; (ii) customer relationship intangible assets recognized in connection with the respective bookstore management services agreements; (iii) leasehold improvements, capitalized implementation and signing bonuses, and capital improvement reimbursements classified within property and equipment; and (iv) other assets.
The Company determined that the carrying values of the affected asset groups were not recoverable, as the sum of the expected undiscounted future cash flows attributable to each asset group was insufficient to recover the respective carrying values given the planned cessation of operations. Accordingly, the Company measured and recognized an impairment loss equal to the amount by which each asset group's carrying value exceeded its estimated fair value. Fair value was estimated using a discounted cash flow approach; for operating lease ROU assets, fair value reflected the present value of reasonably obtainable sublease income, which was determined to be nominal given the campus-specific nature of the bookstore locations.
The following table summarizes impairment charges recognized by asset class (in thousands):

	For the Year Ended May 2, 2026
	Leasehold Improvements, Capital & Signing Bonuses	Customer Relationships	Operating Lease ROU Assets	Total
Impairment charges	$2,832	$5,960	$3,792	$12,584

	For the Year Ended May 3, 2025
	Leasehold Improvements, Capital & Signing Bonuses	Customer Relationships	Operating Lease ROU Assets	Total
Impairment charges	$314	$290	$1,109	$1,713

Note 4. Revenue
Revenue from sales of our products and services is recognized either at the point in time when control of the products is transferred to our customers or over time as services are provided in an amount that reflects the consideration BNED expects to be entitled to in exchange for the products or services.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information related to our revenue recognition policies.
Disaggregation of Revenue
The following table disaggregates the revenue associated with our major product and service offerings.

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Product and Other Sales
Course Materials Product Sales	$1,128,820	$1,021,456
General Merchandise Product Sales (a)	358,101	355,274
Service and Other Revenue (b)	77,444	86,515
Product and Other Sales sub-total	1,564,365	1,463,245
Course Materials Rental Income	150,405	146,925
Total Sales	$1,714,770	$1,610,170
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the consolidated financial statements.
(b)Service and other revenue primarily relates to brand marketing programs and other service revenues.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before BNED has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $1.2 million and $0.6 million as of May 2, 2026 and May 3, 2025, respectively, on our Consolidated Balance Sheets.
Contract liabilities represent an obligation to transfer goods or services to a customer for which BNED has received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue consists of the following:
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
The following table presents changes in deferred revenue associated with our contract liabilities:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Deferred revenue at the beginning of period	$13,565	$14,892
Additions to deferred revenue during the period	179,893	180,174
Reductions to deferred revenue for revenue recognized during the period	(180,266)	(181,501)
Deferred revenue balance at the end of period:	$13,192	$13,565
Balance Sheet classification:
Accrued liabilities	$10,418	$10,410
Other long-term liabilities	2,774	3,155
Deferred revenue balance at the end of period:	$13,192	$13,565

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Revenue recognized during the 52 weeks ended May 2, 2026 and the 53 weeks ended May 3, 2025 that was included in the contract liability balance at the beginning of each respective fiscal year was $10.7 million and $11.5 million respectively.

Note 5. Segment Reporting
BNED identifies its segments in accordance with the way its business is managed. During fiscal year 2025, management realigned the Company's operating and reporting segments to better reflect a centralized management structure supporting company-wide procurement, marketing and selling, delivery, and customer service.
The CODM reviews financial information on a consolidated basis to evaluate operational performance, allocate resources, and assess trends in financial performance. The CODM uses Net income (loss) as the primary measure of segment profit or loss. In evaluating performance, the CODM also reviews significant expense categories, including adjusted cost of sales, payroll expense, contract payments, direct expenses, and indirect expenses, which are considered material to understanding the segment's financial results.
This measure provides a consistent basis for strategic decision-making, budgeting, and performance evaluation. Segment assets are not used by the CODM for evaluating performance as presented on our Consolidated Balance Sheet.
The following table presents sales, profitability, and significant expense information about our segment.

	52 weeks ended May 2, 2026	53 weeks ended May 3, 2025

Sales	$1,714,770	$1,610,170
Adjusted Cost of sales (a)	1,123,513	1,046,615

Payroll expense	206,776	206,362
Contract payments	197,345	200,545
Direct expenses	101,976	96,599
Indirect expenses	1,351	659
Other segment expenses, net (b)	66,937	125,215
Net income (loss)	$16,872	$(65,825)

(a) Adjusted Cost of sales includes all cost of sales presented in the Consolidated Statements of Operations, adjusted for contract payments and other various expenses.
(b) Other segment expenses, net, represents GAAP income statement line items that are not considered to be significant segment expenses. These items primarily include stock-based compensation, depreciation and amortization, impairment, settlement of the interchange litigation (see Note 9), investigation costs and other charges, loss on extinguishment of debt, interest income and expense, and income tax expense (benefit).
Note 6. Equity
Stock Authorization
As of May 2, 2026, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED”.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
On October 5, 2023, our shareholders approved an amendment and restatement of the Equity Incentive Plan to increase the number of shares available for issuance by an additional 4,500,000 of our Common Stock. BNED has reserved an aggregate of 2,179,093 shares of common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. See Note 15. Long-Term Incentive Compensation Expense.
On June 5, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares of Common Stock from 200,000,000 shares to 10,000,000,000 shares.
On June 10, 2024, BNED completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs. See Note 10. Debt.
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
At-the-Market Equity Offerings
On September 19, 2024, BNED entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG"), under which BNED sold the maximum of $40,000 of our Common Stock from time to time at a weighted-average price of $10.06 per share and received $39,200 in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). BNED paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the September ATM Sales Agreement. BNED was not obligated to make any sales of Common Stock under the September ATM Sales Agreement.
On December 20, 2024, BNED entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which BNED sold the maximum of $40,000 of our Common Stock from time to time at a weighted-average price of $10.42 per share and received $39,200 in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon our instructions (including as to price, time or size limits or other customary parameters or conditions). BNED paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. BNED was not obligated to make any sales of Common Stock under the December ATM Sales Agreement.
Reverse Stock Split
On June 11, 2024, BNED completed a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 100-for-1 (the “Reverse Stock Split”).
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
Repurchase of Shares
On December 14, 2015, our Board of Directors authorized a stock repurchase program of up to $50,000 in the aggregate, of our outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
corporate purposes. During Fiscal 2026 and Fiscal 2025, BNED did not purchase shares under the stock repurchase program. As of May 2, 2026, approximately $26,669 remains available under the stock repurchase program.
During Fiscal 2026 and Fiscal 2025, BNED repurchased 0 shares and 429 shares of our Common Stock, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.
Sale of Treasury Shares
In December 2020 (Fiscal 2021), BNED entered into a merchandising agreement with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc. jointly as TopLids LendCo, LLC (“TopLids”), purchased an aggregate 2,307,692 of our common shares (issued from treasury shares) for $15,000, representing a share price of $6.50 per share. The premium price paid above the fair market value of our common stock at closing was approximately $4,131 and was recorded as a contract liability which is recognized over the term of the merchandising contracts for Fanatics and Lids ($300 and $300, respectively, in accrued liabilities, and $2,604 and $2,905, respectively, as of May 2, 2026 and May 3, 2025, in other long-term liabilities on the Consolidated Balance Sheets) which is expected to be recognized over the term of the merchandising contracts for Fanatics and Lids. For information related to additional equity investments by TopLids, see Note 13. Related Party Transactions.
Dividends
On June 24, 2026, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.08 per share of common stock outstanding, which will be paid on July 30, 2026 to the holders of record as of July 16, 2026. The payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, and other factors. See Note 10. Debt for details.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Note 7. Income (Loss) Per Share

Basic EPS is computed based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period. BNED includes participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing income (loss) per share is an allocation method that calculates income (loss) per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.
On June 10, 2024, BNED completed the Transactions, including a Rights Offering, Private Investment, Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted income (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 5.03.
On June 11, 2024, BNED completed the Reverse Stock Split, which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding were converted into one share of the Company’s common stock.
For Fiscal 2025, the weighted average common shares and loss per common share reflect the bonus element resulting from the Rights Offering and the Reverse Stock Split.
The following is a reconciliation of the basic and diluted income (loss) per share calculation:

	52 weeks ended	53 weeks ended
(in thousands except share and per share data)	May 2, 2026	May 3, 2025
Numerator for basic and diluted income (loss) per share:
Net Income (loss) available to common shareholders	$16,872	$(65,825)

Denominator for basic income (loss) per share:
Basic weighted average shares of Common Stock	34,330,274	26,298,984

Denominator for diluted income (loss) per share:
Basic weighted average shares of Common Stock	34,330,274	26,298,984
Average dilutive restricted share units	17,488	—
Average dilutive performance share units	266,393	—
Basic and diluted weighted average shares of Common Stock(a)	34,614,155	26,298,984

Income (loss) per Common Share:
Net income (loss) per share - Basic	$0.49	$(2.50)
Net income (loss) per share - Diluted	$0.49	$(2.50)

(a)During Fiscal 2026 and Fiscal 2025, 201,949 and 407,763, respectively, were excluded from the diluted income (loss) per share calculation using the two-class method as their inclusion would have been antidilutive.

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
Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1—Observable inputs that reflect quoted prices in active markets
Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3—Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions
Our financial instruments include cash and cash equivalents, receivables, accrued liabilities, accounts payable, and long-term debt. The fair values of cash and cash equivalents, receivables, accrued liabilities, and accounts payable approximate their carrying values because of the short-term nature of these instruments, which are all considered Level 1 within the fair value hierarchy. The fair value of our short-term and long-term debt approximates its carrying value and is classified as Level 2, as it is estimated using observable market inputs such as current interest rates and credit spreads for similar instruments. See Note 9. Participation Interest Purchase Agreement for fair value information about our derivative instrument that is fair valued using Level 3 inputs.
Non-Financial Assets
Our non-financial assets include property and equipment, operating lease right-of-use assets, and intangible assets. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. BNED reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.
During the 52 and 53 weeks ended May 2, 2026 and May 3, 2025, respectively, BNED evaluated certain of our store-level long-lived assets for impairment, and recognized impairment loss of $12,584 and $1,713, respectively, on the Consolidated Statements of Operations. The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using our best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. For additional information, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following table shows the fair values of our non-financial assets that were required to be remeasured at fair value on a non-recurring basis for each respective period and the total impairments recorded as a result of the remeasurement process:

	As of May 2, 2026			As of May 3, 2025
	Carrying Value Prior to Impairment	Fair Value	Impairment Loss	Carrying Value Prior to Impairment	Fair Value	Impairment Loss
Property and equipment, net	$2,837	$5	$2,832	$314	$—	$314
Operating lease right-of-use assets	5,567	1,775	3,792	1,006	716	290
Intangible assets, net	5,960	—	5,960	1,109	—	1,109
Total	$14,364	$1,780	$12,584	$2,429	$716	$1,713

Note 9. Participation Interest Purchase Agreement
During April 2025, the Company entered into a Participation Interest Purchase Agreement (the "Agreement") with Jefferies Leveraged Credit Products LLC ("Jefferies"), under which Jefferies paid the Company $12,625 in exchange for a participation

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
interest in the proceeds of a specified litigation claim related to the Visa and Mastercard Interchange Litigation. The Agreement was non-recourse to the Company with respect to financial risk; Jefferies' entitlement to payment was limited to proceeds, if any, received from the litigation.
During the fiscal quarter ended November 1, 2025, the Company early adopted ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, using the modified retrospective transition method. Upon adoption, the Agreement qualified for the operations and activities scope exception under ASC 815 and no longer met the definition of a derivative. As a result, the previously recognized derivative liability of $12,625 was reclassified to deferred income as of May 4, 2025, the first day of fiscal year 2026. No cumulative-effect adjustment to retained earnings was required, as the fair value of the derivative liability at adoption equaled the initial transaction price of $12,625 and no mark-to-market adjustments had been recognized in any prior period.
During February 2026, the Interchange Litigation was resolved through a settlement among the plaintiffs and the Visa and Mastercard defendants. Pursuant to the terms of the Agreement, all proceeds attributable to the Company's claims were distributed directly to Jefferies and its assignees, net of legal fees and expenses. The Company received no cash proceeds from the settlement. Upon resolution of the litigation and distribution of proceeds, the Company's obligations under the Agreement were fully discharged.
As a result of the settlement, the deferred income balance of $12,625 was recognized in earnings during the fiscal quarter ended May 2, 2026 and is presented within Other income (expense), net on the Consolidated Statements of Operations. As of May 2, 2026, no deferred income balance remains on the consolidated balance sheet related to this Agreement.
Note 10. Debt

		As of
	Maturity Date	May 2, 2026	May 3, 2025
Credit Facility	June 9, 2028	$71,000	$103,100
Total long-term debt		$71,000	$103,100
Balance Sheet classification:
Long-term borrowings		71,000	103,100
Total long-term debt		$71,000	$103,100
Transaction
On June 10, 2024, BNED completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. These Transactions raised additional capital for repayment of indebtedness and provide additional flexibility for working capital needs, which will also allow us to strategically invest in innovation and continue to execute our strategic initiatives, including but not limited to the growth of our First Day Complete program.
Upon closing of the Transactions on June 10, 2024:
•BNED received gross proceeds of $95,000 of new equity capital through a $50,000 new equity investment (the “Private Investment”) led by Immersion Corporation (“Immersion”) and a $45,000 fully backstopped equity rights offering (the “Rights Offering”). The Transactions infused approximately $85,500 of net cash proceeds after transaction costs. The transaction resulted in Immersion obtaining controlling financial interest.
•Our existing Term Loan credit agreement lenders, TopLids LendCo, LLC and Vital Fundco, LLC, converted approximately $34,000 of outstanding principal and any accrued and unpaid interest into our common stock.
•BNED refinanced our Credit Facility providing access to a $325,000 facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance our financial flexibility and reduce our annual interest expense.

Credit Facility
In connection with the delayed filing of the Company’s Fiscal 2025 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the first and second quarters of Fiscal 2026, the Company entered into a series of limited consent and waiver

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
agreements with the lenders under its asset-based revolving credit facility to extend certain financial reporting deadlines. These waivers related solely to the timing of the Company’s filings and did not arise from noncompliance with any financial covenants. The Investigation and related restatement of the Company’s previously issued financial statements have been completed.
On August 8, 2025, the Company and the administrative agent entered into a limited consent and waiver providing a 75-day extension of the applicable reporting deadlines to October 22, 2025, in exchange for a fee equal to 0.10% of the aggregate revolving commitments. On October 21, 2025, the Company exercised an additional 45-day extension option under the waiver, extending the reporting deadline to December 6, 2025, in exchange for an additional fee equal to 0.10% of the revolving commitments. On December 5, 2025, the Company entered into a Second Limited Consent and Waiver, further extending the reporting deadlines to January 20, 2026, in exchange for an additional fee equal to 0.10% of each consenting lender’s revolving commitment. The aggregate fees incurred in connection with these waivers totaled approximately $1,000 and were recognized as interest expense in the Consolidated Statements of Operations during Fiscal 2026.
On June 10, 2024 (the “Closing Date”), the Company amended, restated and extended the maturity of its existing asset-based revolving credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto (as amended and restated, the "A&R Credit Agreement"). Pursuant to the A&R Credit Agreement, the lenders committed to provide the Company with a four-year asset-based revolving credit facility with aggregate revolving commitments of up to $325,000 and a maturity date of June 9, 2028 (the “Credit Facility”).
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
•Commencing with the month ending on or about May 31, 2025, the Company is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12- month period; and
The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility. This is considered an all-assets lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate), subject to customary exclusions.
In connection with the Credit Facility, a 1.00% fee was payable in connection with the eighth amendment to the Original Credit Agreement (prior to its amendment and restatement), of which 50% was paid on September 2, 2024 and 50% was due and payable on June 10, 2025.
As of May 2, 2026 and May 3, 2025, BNED issued $676 and $575, respectively, in letters of credit under the Credit Facility.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
During the 53 weeks ended May 3, 2025, BNED incurred debt issuance costs totaling $11,516 related to the July 2023 amendment to the Original Credit Agreement. The debt issuance costs have been deferred and are presented as prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets, and subsequently amortized ratably over the term of the A&R Credit Agreement.
As of May 2, 2026, the Company remained in compliance with all covenants under the A&R Credit Agreement.
Term Loan
On June 10, 2024, our existing Term Loan Credit Agreement (the "Term Loan") dated June 7, 2022, lenders converted approximately $34,000 of outstanding principal and accrued and unpaid interest into our Common Stock, resulting in financing noncash flow activity totaling $86,755. BNED recognized a loss on extinguishment of debt of $55,233 in the Consolidated Statement of Operations in connection with the Term Loan debt conversion which represents the difference between the Common Stock fair value issued upon conversion and the net carrying value of the Term Loan, plus unamortized deferred financing costs related to the Term Loan. Upon completion of the Term Loan Debt Conversion, the Term Loan and its related agreements were terminated. See Note 6. Equity.
Deferred Financing Costs
The debt issuance costs have been deferred and are presented as noted below in the Consolidated Balance Sheets and are subsequently amortized ratably over the term of respective debt.

		As of
Balance Sheet Location	Maturity Date/ Amortization Term (a)	May 2, 2026	May 3, 2025
Credit Facility - Other noncurrent assets (a)	June 9, 2028	$7,935	$11,597
(a)    On June 10, 2024, BNED completed the Transactions, including amending and extending the maturity date of the Credit Facility and converting all outstanding principal and interest amounts owed under our Term Loan Credit Agreement into shares of our Common Stock.
Interest
The following table presents interest expense and cash interest paid:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Interest Incurred
Credit Facility	$12,290	$16,279
Term Loan	—	1,167
Total Interest Incurred	$12,290	$17,446
Amortization of Deferred Financing Costs
Credit Facility	$3,662	$5,014
Term Loan	—	150
Total Amortization of Deferred Financing Costs	$3,662	$5,164
Interest Income, net of expense	$(86)	$(350)
Total Interest Expense	$15,866	$22,260

Cash Interest Paid	$12,531	$17,912

Note 11. Leases
BNED recognizes lease assets and lease liabilities on the Consolidated Balance Sheets for substantially all lease arrangements based on the present value of future lease payments as required by ASC Topic 842, Leases. Our portfolio of leases consists of operating leases comprised of operating agreements which grant us the right to operate on-campus bookstores

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. BNED has one immaterial finance lease and no short-term leases (i.e., those with a term of twelve months or less).
BNED recognizes a right of use (“ROU”) asset and lease liability in our Consolidated Balance Sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised.
Our lease terms generally range from one year to fifteen years, and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.
Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: (i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or (ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, BNED recognizes lease expense on a straight-line basis over the lease term. For variable commissions, BNED recognizes lease expense as incurred. Our lease agreements do not contain any material residual value guarantees, material restrictions or covenants.
BNED uses our incremental borrowing rate to determine the present value of fixed lease payments based on the information available at the lease commencement date, if the rate implicit in the lease is not readily determinable. BNED utilizes an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.
The following table summarizes lease expenses:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Variable lease expense	$137,951	$134,934
Fixed lease expense	55,694	60,515
Total lease expense	$193,645	$195,449

The following table summarizes our minimum fixed lease obligations, excluding variable commissions, as of May 2, 2026:

Fiscal 2027	$75,534
Fiscal 2028	26,494
Fiscal 2029	22,393
Fiscal 2030	16,169
Fiscal 2031	18,858
Thereafter	7,500
Total lease payments	166,948
Less: imputed interest	(14,443)
Operating lease liabilities at period end	$152,505
Future lease payment obligations related to leases that were entered into, but did not commence as of May 2, 2026, were not material.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The following summarizes additional information related to our operating leases:

	As of
	May 2, 2026	May 3, 2025
Weighted average remaining lease term (in years)	4.1 years	4.6 years
Weighted average discount rate	5.4%	5.5%

Supplemental cash flow information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55,065	$72,434
Operating cash flows from financing leases	37	32
Financing cash flows from financing leases	365	370
ROU assets obtained in exchange for lease obligations:
Operating leases	46,061	24,716
Financing leases	—	1,128
Note 12. Supplementary Information
Other (income) expense, net
During the 52 weeks ended May 2, 2026, BNED recognized other income totaling $4,281. During fiscal 2026, the Company recognized income of approximately $12,625 related to the resolution of its participation interest purchase agreement associated with the Visa/Mastercard interchange litigation. The income represents the recognition of previously deferred amounts upon settlement of the underlying litigation. See Note 9, Participation Interest Purchase Agreement for additional details. This was offset by Investigation related costs of $7,296 and other professional service fees of $1,048.
During the 53 weeks ended May 3, 2025, BNED recognized other income totaling $1,572, comprised primarily of an $8,780 gain related to the termination of liabilities related to a frozen retirement benefit plan, primarily offset by $2,095 related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2,091 for legal and advisory professional service costs primarily related to restructuring activities and other charges, $1,963 of severance primarily related to the resignation of our former Chief Executive Officer on June 11, 2024, $1,388 of which is included in accrued liabilities in the Consolidated Balance Sheet as of May 3, 2025, and $1,059 related to the settlement of a class action lawsuit and related legal fees. BNED recognized an increase to additional paid in capital on the Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.
Note 13. Related Party Transactions
TopLids LendCo, LLC
In December 2020 (Fiscal 2021), BNED entered into the F/L Relationship to execute a merchandising agreement with Fanatics and Lids which included a strategic equity investment in the Company. Fanatics, Inc. and Lids Holdings, Inc., jointly as TopLids LendCo, LLC (“TopLids”), purchased an aggregate 2,307,692 of our common shares. On June 7, 2022, BNED entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC (see discussion below). On June 10, 2024, BNED completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. TopLids ceased to be a related party during the fourth quarter of fiscal 2025. Total commission revenue from the F/L Relationship was $126,886, during the 53 weeks ended May 3, 2025. Total receivables from Fanatics was $1,208 as of May 3, 2025.
VitalSource Technologies, Inc.
On June 7, 2022, BNED entered into a Term Loan Credit Agreement with TopLids LendCo, LLC (see discussion above) and Vital Fundco, LLC (a subsidiary of Vital Technologies, Inc. (“VitalSource”)). BNED has contracted with VitalSource to provide digitally formatted courseware, from all major publishers. On June 10, 2024, BNED completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage our Consolidated Balance Sheet. VitalSource owns more than 5% of our Common Stock outstanding following the closing of the Transactions. Total purchases from VitalSource were $573,412 and $454,502, during the 52 weeks

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
ended May 2, 2026 and 53 weeks ended May 3, 2025, respectively. Total accounts payable to VitalSource was $21,543 and $38,484, as of May 2, 2026 and May 3, 2025, respectively. For additional information, see Note 1. Organization, Note 6. Equity, and Note 10. Debt.
Immersion
On June 10, 2024, Immersion purchased a controlling interest in the Company. During Fiscal 2026 and 2025, the Company reimbursed Immersion approximately $560 and $750, respectively. in professional fees related to integration costs.
Note 14. Employees Benefit Plans
The Company sponsors a defined contribution plan for the benefit of substantially all of the employees. The Company is responsible to fund the employer contributions directly. The 401(k)-retirement savings plan provides an annual end of plan year discretionary match, in lieu of the current pay period match. Total employee benefit expense for these plans was $0 during the 52 weeks ended May 2, 2026 and the 53 weeks ended May 3, 2025, respectively.
Note 15. Long-Term Incentive Compensation Expense
BNED has reserved 2,179,093 shares of our common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”), performance share units (“PSU”), and phantom share units (or "Phantom Shares").
BNED recognizes compensation expense for restricted stock awards and performance share awards ratably over the requisite service period of the award, which is generally three years. BNED recognizes compensation expense for these awards based on the number of awards expected to vest, which includes an estimated average forfeiture rate. BNED calculates the fair value of these awards based on the closing stock price on the date the award was granted. For those awards with market conditions, BNED has determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the requisite service period regardless of whether the market condition is satisfied.
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
Stock Options
For stock options granted with an "at market" exercise price, BNED determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, BNED determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten-year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options.
Long-Term Incentive Compensation Activity
On June 11, 2024, BNED completed the Reverse Stock Split, which was approved by stockholders at a special meeting

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
held on June 5, 2024. In connection with the Reverse Stock Split, every 100 shares of the common stock issued and outstanding were converted into one share of the Company’s common stock. The following table presents a summary of awards activity related to our current Equity Incentive Plan and reflects the Reverse Stock Split for all periods presented:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, May 3, 2025	81,720	$—	61,993	$12.39	1,636,950	$9.55
Granted	—	$9.79	143,202	$8.38	10,000	$7.85
Vested	(81,720)	$9.79	(1,197)	$336.79	(374,766)	$7.62
Forfeited	—	$—	—	$—	(86,720)	$9.55
Balance, May 2, 2026	—	$—	203,998	$8.80	1,185,464	$9.53
As of the 52 weeks ended May 2, 2026, BNED granted the following awards under the Equity Incentive Plan:
•On March 12, 2026, BNED granted 143,202 RSUs to members of the Board of Directors. The RSUs vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.
•On March 12, 2026, BNED granted 10,000 PSUs to employees that include both a service condition and a market condition in order for PSUs to vest. The PSUs vest upon our Common Stock achieving a specified price per share (measured using a 100-day average volume weighted average price ("VWAP") for each of three tranches), and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. BNED has determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of the Company’s Common Stock over a period of time corresponding to the expected PSU term.

March 12, 2026	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.96%	3.96%	3.96%
Company volatility	122.83%	122.83%	122.83%
Derived service period	0.45 years	0.90 years	1.21 years
Grant date fair value per award	$7.94	$7.85	$7.77

March 12, 2026	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.98%	3.98%	3.98%
Company volatility	121.72%	121.70%	121.70%
Derived service period	0.45 years	0.91 years	1.23 years
Grant date fair value per award	$7.94	$7.85	$7.77

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance, May 3, 2025	3,818	$261.35	$552.07
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Balance, May 2, 2026	3,818	$261.35	$552.07
Exercisable, May 2, 2026	3,612	$268.05	$562.69
The aggregate grant date fair value of stock options that vested during the 52 weeks ended May 2, 2026 and the 53 weeks ended May 3, 2025 was $172 and $566, respectively.
Total fair value of vested share awards during the periods ended May 2, 2026 and May 3, 2025 was $4,049 and $2,258, respectively.
Long-Term Incentive Compensation Expense
BNED recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Stock-based awards
Restricted stock expense	$333	$667
Restricted stock units expense	278	604
Performance share units expense (a)	5,545	4,913
Stock option expense(b)	58	(798)
Sub-total stock-based awards:	$6,214	$5,386
Cash settled awards
Phantom share units expense	$—	$(4)
Total compensation expense for long-term incentive awards	$6,214	$5,382
(a) Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.
(b) The stock option expense for the 53 weeks ended May 3, 2025 was primarily impacted due to forfeitures resulting from the resignation of our former Chief Executive Officer on June 11, 2024.
Total unrecognized compensation cost related to unvested awards as of May 2, 2026 was $5,621 and is expected to be recognized over a weighted-average period of 1.33 years.
Note 16. Income Taxes
The components of income (loss) before taxes are as follows:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Domestic	$20,030	$(62,469)
International	642	900
Total income (loss) before taxes	$20,672	$(61,569)

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Impact of U.S. Tax Reform
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act”) was enacted into law. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The significant provisions of the OBBB Act is effective between Fiscal 2026 and Fiscal 2027. It did not have a material impact on the Fiscal 2026 effective tax rate and is not expected to have a material impact on the Fiscal 2027 effective tax rate.

The components of Income tax expense are as follows:

	52 weeks ended	53 weeks ended
	May 2, 2026	May 3, 2025
Current:
Federal	$3,224	$3,484
State	1,305	1,329
International	406	272
Total Current	4,935	5,085
Deferred:
Federal	(1,135)	(829)
State	—	—
International	—	—
Total Deferred	(1,135)	(829)
Total	$3,800	$4,256
Reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	52 weeks ended		53 weeks ended
	May 2, 2026		May 3, 2025
	%	$ Amount	%	$ Amount
US Federal Statutory Tax Rate	21.0%	$4,341	21.0%	$(12,930)
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	5.8%	$1,193	(1.7)%	$1,044
Foreign Tax Effects
India
India - Withholding Tax	0.4	$76	—	$28
India - Other	0.9	$196	(0.1)	$55
Tax Credits
WOTC	(1.4)	$(283)	0.6	$(341)
Other	(0.1)	$(16)	—	$(16)
Changes in Valuation Allowances	(6.8)	$(1,403)	(6.7)	$4,138
Nontaxable or Nondeductible Items
Book Loss on Debt to Equity Conversion	—	$—	(18.9)	$11,599
Other	0.3	$62	(1.0)	$640
Changes in Unrecognized Tax Benefits	—	$—	—	$—
Other Adjustments
Return to Provision	(1.4)	$(282)	0.1	$(36)
Other	(0.4)	$(84)	(0.2)	$75
Effective Tax Rate	18.3%	$3,800	(6.9)%	$4,256
(1) State taxes in California, Florida, Pennsylvania and Texas make up the majority (greater than 50%) of the tax effect in this category.
The effective tax rate for the 52 weeks ended May 2, 2026 is higher than the prior year comparable period due to permanent differences related to the debt-to-equity conversion in the prior year period.
One percentage point on our Fiscal 2026 effective tax rate is approximately $207.

Income Taxes Paid, Net of Refunds Received

	52 weeks ended	53 weeks ended
	May 02, 2026	May 03, 2025
Jurisdiction
U.S. Federal	$5,870	$988
State and Local	1,772	913
Foreign	275	229
Total income taxes paid, net of refunds received	$7,917	$2,130

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
The significant components of our deferred taxes consisted of the following:

	As of
	May 2, 2026	May 3, 2025

Deferred tax assets:
Estimated accrued liabilities	$4,258	$7,061
Inventory	17,194	18,964
Stock-based compensation	2,592	1,809
Operating lease liabilities	34,832	43,582
Tax credits	1,241	1,072
Goodwill	5,365	6,395
Divestitures & Capital Losses	2,649	2,796
Net operating losses	60,273	65,404
Interest carryforwards	10,901	14,889
Property and equipment	993	2,514
Other	1,074	1,398
Gross deferred tax assets	141,372	165,884
Valuation allowance	(83,121)	(84,566)
Net deferred tax assets	58,251	81,318
Deferred tax liabilities:
Intangible asset amortization	(11,557)	(16,304)
Operating lease right-of-use assets	(36,819)	(46,955)
Deferred financing costs	(1,524)	(2,250)
LIFO inventory valuation	(8,351)	(16,944)
Gross deferred tax liabilities	(58,251)	(82,453)
Net deferred tax liability	$—	$(1,135)
As of May 2, 2026 and May 3, 2025, BNED had $0 of unrecognized tax benefits.
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of both May 2, 2026 and May 3, 2025, BNED had accrued $0 for net interest and penalties.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating our ability to utilize our deferred tax assets, BNED considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. As of May 2, 2026, BNED recorded a valuation allowance of $83,121 compared to $84,566 as of May 3, 2025, a net increase of $1,445 due to fluctuations in U.S. deferred tax assets and liabilities.
As of May 2, 2026, BNED had state NOL carryforwards of approximately $389,568, which will begin to expire in 2027, state tax credit carryforwards totaling $210 which will begin to expire in 2027, federal tax credit carryforward of $1,075 which will begin to expire in 2040 and federal NOLs of approximately $195,845, which have an indefinite carryforward period.
As of May 2, 2026, BNED recorded $305 of foreign withholding tax related to future repatriations of earnings from certain foreign subsidiaries.
BNED is subject to U.S. federal income tax, as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily Fiscal 2019 and forward. Some earlier years remain open for a small minority of states.

Index to Form 10-K Index to FS

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024, BNED may have experienced an ownership change as defined by Sections 382 and 383. The Company conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impact the utilization of our tax attributes including our $195,845 NOL carryforwards, $44,297 disallowed interest expense carryforwards, and $1,075 tax credit carryforwards as of May 2, 2026. The Company anticipates that $29,691 of these tax attributes will be made available during Fiscal 2027. The Company does not have any material uncertain tax positions requiring recognition in the financial statements as of May 2, 2026 and May 3, 2025, respectively.
Note 17. Legal Proceedings
BNED is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. BNED records a liability when BNED believes that it is both probable that a loss has been incurred and the amount of loss can be reasonably estimated. Based on our current knowledge, BNED does not believe that there is a reasonable possibility that the final outcome of any pending or threatened legal proceedings to which BNED or any of our subsidiaries are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations or cash flows.
Note 18. Commitments and Contingencies
BNED generally operates our physical bookstores pursuant to multi-year school management contracts under which a school designates us to operate the official school physical bookstore on campus and BNED provides the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guaranteed payment. BNED accounts for these operating agreements for our physical bookstores under lease accounting. BNED recognizes lease assets and lease liabilities on the Consolidated Balance Sheets for substantially all fixed lease arrangements (excluding variable obligations) with a term greater than twelve months. For additional information on lease expense and minimum fixed lease obligations, excluding variable commissions, see Note 11. Leases.
Purchase obligations, which includes information technology contracts, as of May 2, 2026, are as follows:

Less Than 1 Year	$14,845
1-3 Years	13,244
3-5 Years	1,645
Total	$29,734
Note 19. Concentration Risk
The Company purchases a significant portion of its merchandise from a related-party supplier, which accounted for approximately 50% of total purchases for the fiscal year ended May 3, 2025. In accordance with ASC 850 – Related Parties, the Company discloses this related-party relationship and evaluates all transactions with this supplier to ensure they are conducted on terms comparable to those with unrelated parties. While the Company actively monitors supplier performance, seeks to diversify its supplier base, and pursues alternative sources of supply where feasible, a disruption in the supply chain from this supplier could have a material adverse effect on the Company’s operations and financial results.
Note 20. Subsequent Event
On June 24, 2026, the Company's Board of Directors declared a quarterly cash dividend on its common stock in the amount of $0.08 per share of common stock outstanding, which will be paid on July 30, 2026 to the holders of record as of July 16, 2026. The payment, amount and timing of future dividends remain within the discretion of the Board of Directors and will depend on the Company's results of operations, financial condition, cash requirements, and other factors.

Index to Form 10-K Index to FS
Schedule II—Valuation and Qualifying Accounts

Receivables Valuation and Qualifying Accounts
(In thousands)

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Credit Losses
May 2, 2026	$2,148	$926	$(2,097)	$977
May 3, 2025	$867	$1,775	$(494)	$2,148

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
May 2, 2026	$1,830	$134,294	$(134,755)	$1,369
May 3, 2025	$2,181	$165,055	$(165,406)	$1,830
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
Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, and considering the items noted below, the principal executive officer and principal financial officer concluded that while the Company continues to implement remediation plans with respect to material weaknesses first identified in connection with the preparation of its consolidated financial statements for Fiscal 2025, the Company is in the process of testing such remediations, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to such material weaknesses in internal control over financial reporting having not been fully remediated and tested as of May 2, 2026, as described below.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based upon the Company’s evaluation under this framework, and due to the material weaknesses first identified in connection with the preparation of our consolidated financial statements for Fiscal 2025 which were not fully remediated as of May 2, 2026 (and are more fully described below with our ongoing implementation and testing of remediation plans), management concluded that the Company’s internal control over financial reporting was not effective as of May 2, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our independent registered public accounting firm, BDO USA, P.C., has audited the effectiveness of our internal control over financial reporting as of May 2, 2026, as stated in the firm’s attestation report, which is included within “Report of Independent Registered Public Accounting Firm” under Part II - Item 8. Financial Statements and Supplementary Data.
Material Weakness in Internal Control Over Financial Reporting
The material weaknesses as of May 2, 2026 described below were first identified in connection with the audit of our Fiscal 2025 financial results. While the Company did not maintain adequate controls in certain areas, the Audit Committee’s investigation also revealed that in Fiscal 2025 and certain prior periods, a former employee knowingly circumvented controls that were in place in connection with the investigation matter described in this Form 10-K. See Risks Related to Controls and Procedures and the Investigation.

Index to Form 10-K Index to FS
The Company is actively working on remediation of these material weaknesses and has already implemented control improvements as it continues to execute its remediation plans with respect to each of the following material weaknesses. As of May 2, 2026, the Company has made progress in its remediation efforts and we may take additional measures to remediate such material weaknesses. Although we believe that these actions will remediate the material weaknesses, the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. See Remediation Efforts below for a further discussion of the Company’s efforts to improve its control environment.
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
Control Activities
In Fiscal 2025, the Company did not effectively operate, and in some cases, design, control activities with respect to certain aspects of its business as follows:
•The Company did not design and effectively operate controls over the review and approval of manual journal entries including, at times, maintaining appropriate segregation of duties and processes to review underlying journal entry support.
•The Company did not effectively operate general information technology controls relating to user access for certain systems supporting financial reporting at one of its subsidiaries. The user access controls were not adequately designed or effectively operating to ensure proper segregation of duties and appropriate system access levels were granted. This material weakness has been fully remediated as of May 2, 2026, See Remediated Material Weaknesses below.
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
The material weaknesses identified in Fiscal 2025 contributed to the errors that resulted in the Restatement. As a result, the Company performed additional procedures to ensure that our consolidated financial statements for Fiscal 2025 and Fiscal 2026 included in this annual report on Form 10-K were prepared in accordance with GAAP. Following such additional procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all

Index to Form 10-K Index to FS
material respects, our financial position, results of operations, and cash flows for the periods presented in this annual report on form 10-K, in conformity with GAAP.
Remediation Efforts
The Company acknowledges its internal control deficiencies and is fully committed to remediating the material weaknesses identified above. The Company will seek to foster continuous improvement in internal controls, and enhance our overall internal control environment. The Company also plans to continue to monitor and evaluate the effectiveness of these controls to ensure timely and accurate financial reporting. In addition, the Company has hired personnel into its accounting and finance organization to address turnover, with key leadership positions in the group remaining stable throughout Fiscal 2026.
The Company is actively engaged in remediating the identified material weaknesses and improving the overall effectiveness of its internal control environment. Actions taken to date include:
•Manual Journal Entry Process: The Company has implemented several procedural changes to enhance the manual journal entry process including ensuring that all manual journal entries submitted for posting have a clear preparer and an independent approver, ensuring that manual journal entries are routed to a qualified approver at the next level of organizational responsibility, ensuring that adequate support is maintained with the manual journal entry, and ensuring that material manual journal entries are routed to the Chief Accounting Officer for review and approval. The Company has explored and tested the use of its general ledger software to ensure appropriate segregation of duties in the manual journal entry process and plans to go live with the solution in the first half of Fiscal 2027.
•Information Produced by the Entity (IPE) and Key Reports: The Company has identified and prepared a list of key reports and completed its assessment of procedures required to ensure the accuracy and completeness of the reports. The Company has held training with Key Report owners to communicate the required testing procedures, and report owners have begun to execute the testing required, including ensuring that query reports are subject to change management procedures and retesting guidelines. The Company intends to complete its remediation in the first half of Fiscal 2027.
•Technical Accounting – Review of Nonroutine Transactions: The Company has strengthened its review and documentation procedures for nonroutine transactions, including the use of a technical accounting tracker, establishing recurring technical accounting review meetings, enhancing formal documentation of accounting positions, and consulting with external advisors as appropriate.
•Account Reconciliations: The Company has re-enforced the importance of the account reconciliation process and has held formal training sessions with reviewers and preparers of account reconciliations. It has defined the following success criteria for account reconciliations including: the need for adequate and proper support, evidence of review, documented actions and description for all reconciling items, and formal written sign off by the preparer and reviewer. The Company has re-assessed the account reconciliation responsibilities to ensure all reconciliations were assigned appropriately based on skillset and areas of expertise. In addition, the Company has explored the use of account reconciliation software tools to further enhance the process and hopes to implement a software solution during Fiscal 2027.
•Other Ongoing Remediation Efforts: Following the completion of the Investigation, the Company has established a working group to collect information to (i) more clearly define and document roles and responsibilities related to financial oversight and ensure appropriate segregation of duties, (ii) establish a centralized platform for accounting policies and standard operating procedures, and (iii) conduct employee training on accounting controls and ethics. This working group has completed its efforts in each of these areas and the Company now maintains documentation of roles and responsibilities related to financial oversight, which includes appropriate segregation of duties, has developed a repository for its accounting policies and standard operating procedures and has implemented a training program on accounting controls and ethics.
Management is committed to fully remediating the identified material weaknesses as quickly as practicable, and management plans to continue to monitor and evaluate the effectiveness of these remediation efforts through ongoing testing and review.
Remediated Materials Weaknesses
•Information Technology General Control – User Access: The Company has enhanced and re-enforced the purpose of its periodic user access review controls that ensure role and responsibility-based access provisioning. It has completed a thorough review of users with elevated access rights in key financial systems and has removed rights to restrict this access to key systems administrators, which has remediated this weakness.

Index to Form 10-K Index to FS
(c) Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended May 2, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
BDO USA, P.C. and the internal auditors have full and free independent access to the Audit Committee. The role of BDO USA, P.C., an independent registered public accounting firm, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of BDO USA, P.C. appears on page 63 of this report on Form 10-K for the year ended May 2, 2026.
OTHER INFORMATION
The Company has included the Section 302 certifications of the Chief Executive Officer and the Principal Financial Officer of the Company as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for Fiscal 2026 filed with the Securities and Exchange Commission, and the Company will submit to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Part I - Item 1. Business - Executive Officers of this Annual Report on Form 10-K. The remaining information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended May 2, 2026 (the “Proxy Statement”).
The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

Item 11. EXECUTIVE COMPENSATION
The information with respect to executive compensation is incorporated by reference to the Proxy Statement.
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

Index to Form 10-K Index to FS
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accounting fees and services is incorporated herein by reference to the Proxy Statement.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Consolidated Financial Statements of Barnes & Noble Education, Inc.:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended May 2, 2026 and May 3, 2025
Consolidated Balance Sheets as of May 2, 2026 and May 3, 2025
Consolidated Statements of Cash Flows for the years ended May 2, 2026 and May 3, 2025
Consolidated Statements of Equity for the years ended May 2, 2026 and May 3, 2025
Notes to Consolidated Financial Statements, for the years ended May 2, 2026 and May 3, 2025
Report of BDO USA, P.C. Independent Registered Public Accounting Firm, on the consolidated financial statements of Barnes & Noble Education, Inc. for the years ended May 2, 2026 and May 3, 2025 (PCAOB ID#243)

2.Financial Statement Schedules of Barnes & Noble Education, Inc.:
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

Instruments Defining the Rights of Securities; Description of Registrant’s Securities.

4.1*	Description of Capital Stock,

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

10.3
Barnes & Noble Education, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of September 18, 2024 filed as appendix A to Schedule 14A filed August 12, 2024, and is incorporated here by reference.

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

10.14
At-the-Market Sales Agreement, dated September 17, 2024, between Barnes & Noble Education, Inc. and BTIG, LLC., filed as Exhibit 1.1 to Report on Form 8-K filed with the SEC on September 20, 2024, and incorporated herein by reference.

10.15
At-the-Market Sales Agreement, dated December 20, 2024, between Barnes & Noble Education, Inc. and BTIG, LLC., filed as Exhibit 1.1 to Report on Form 8-K filed with the SEC on December 20, 2024, and incorporated herein by reference.

10.16#
Amended and Restated Employment Letter, dated June 19, 2019, between B&N Education, LLC, a subsidiary of Barnes & Noble Education, Inc. and Jonathan Shar, filed as Exhibit 10.2 to Form 10-Q filed with the SEC on September 2, 2021, and incorporated herein by reference.

10.17#
Retention Agreement Amendment, dated September 8, 2023, between Jonathan Shar and Barnes & Noble Education, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and incorporated herein by reference.

10.18#
Employment Agreement, dated February 19, 2025, with Gary Luster, as filed as Exhibit 10.1# to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025, and incorporated herein by reference.

10.19#	Form of Director and/or Officer Indemnification Agreement, filed as Exhibit 10.14 to Report on Form S-1/A filed with the SEC on June 29, 2015, and incorporated herein by reference.

10.20
Standby, Securities Purchase and Debt Conversion Agreement, among the Company, Toro 18 Holdings LLC, Vital Fundco, LLC, TopLids LendCo, LLC, Outerbridge Capital Management, LLC and Selz Family 2011 Trust, dated April 16, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024, and incorporated herein by reference.

10.21#
Employment Agreement, dated February 12, 2025, with Christopher Neumann, filed as Exhibit 10.33# to the Annual Report on Form 10-K filed with the SEC on December 23, 2025, and incorporated herein by reference.

Other.

19.1 *	Insider trading policies and procedures.

21.1*	List of subsidiaries of Barnes & Noble Education, Inc.

23.1*	Consent of BDO USA, P.C.

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

Date: July 9, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Shar	Chief Executive Officer (Principal Executive Officer)	July 9, 2026
Jonathan Shar

/s/ Jason Snagusky	Chief Financial Officer (Principal Financial Officer)	July 9, 2026
Jason Snagusky

/s/ Gary Luster	Chief Accounting Officer (Principal Accounting Officer)	July 9, 2026
Gary Luster

/s/ William C. Martin	Chairman and Director	July 9, 2026
William C. Martin

/s/ Emily S. Hoffman	Director	July 9, 2026
Emily S. Hoffman

/s/ Sean Madnani	Director	July 9, 2026
Sean Madnani

/s/ Eric Singer	Director	July 9, 2026
Eric Singer

/s/ Kathryn Eberle Walker	Director	July 9, 2026
Kathryn Eberle Walker

/s/ Denise Warren	Director	July 9, 2026
Denise Warren