Form 10-Q
period 2026-08-01
Barnes & Noble Education, Inc.
filed 2026-09-08
CIK 1634117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 3, 2026, 34,664,980 shares of Common Stock, par value $0.01 per share, were outstanding.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Fiscal Quarter Ended August 1, 2026

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

•a decline in college enrollment or decreased funding available for students, including as a result of actual and proposed U.S. policy changes and enforcement practices could materially impact the U.S. higher education landscape;
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
•risks related to our controls and procedures and our previously reported internal investigation ("Investigation"), including costs related thereto, and our ability to remedy the ineffectiveness of our internal control over financial reporting and related remediation plan
•our ability to continue paying quarterly cash dividends at anticipated levels, or at all, which will depend on our results of operations, financial condition, cash requirements, and other factors, including restrictions under our credit agreements; and
•the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements
BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	13 weeks ended
	August 1, 2026	August 2, 2025

Sales:
Product sales and other	$276,859	$274,179
Rental income	13,736	13,981
Total sales	290,595	288,160
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	226,783	225,363
Rental cost of sales	6,765	7,420
Total cost of sales	233,548	232,783
Gross profit	57,047	55,377
Selling and administrative expenses	67,316	67,861
Depreciation and amortization expense	8,151	9,185
Other (income) expense	(1,162)	1,497
Operating Loss	(17,258)	(23,166)
Interest expense, net	2,718	3,745
Loss before income taxes	(19,976)	(26,911)
Income tax benefit	(7,062)	(8,640)
Net Loss	$(12,914)	$(18,271)

Earnings per share - Basic and Diluted
Net loss attributable to BNED shareholders - Basic	$(0.37)	$(0.54)
Net loss attributable to BNED shareholders - Diluted	$(0.37)	$(0.54)

Weighted average shares of common shares outstanding - Basic	34,531,798	34,053,847
Weighted average shares of common shares outstanding - Diluted	34,531,798	34,053,847

See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	August 1, 2026	May 2, 2026

ASSETS
Current assets:
Cash and cash equivalents	$7,806	$8,418
Receivables, net	176,686	116,526
Merchandise inventories, net	366,296	298,347
Textbook rental inventories	5,844	27,035
Prepaid expenses and other current assets	37,237	34,137
Total current assets	593,869	484,463
Property and equipment, net	33,648	34,123
Operating lease right-of-use assets	148,920	145,594
Intangible assets, net	53,732	58,092
Deferred tax assets, net	149	—
Other noncurrent assets	16,411	17,625
Total assets	$846,729	$739,897
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,999	$135,564
Accrued liabilities	78,887	80,990
Current operating lease liabilities	67,213	67,050
Total current liabilities	357,099	283,604
Long-term deferred taxes, net	—	—
Long-term operating lease liabilities	82,497	85,455
Other long-term liabilities	5,263	5,399
Long-term borrowings	123,500	71,000
Total liabilities	568,359	445,458
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized, 5,000,000 shares; 0 shares issued and 0 shares outstanding	—	—
Common stock, $0.01 par value; authorized, 200,000,000 shares; issued, 34,692,247 and 34,456,977 shares, respectively; outstanding, 34,685,810 and 34,429,710 shares, respectively	347	345
Additional paid-in capital	1,009,192	1,012,349
Accumulated deficit	(708,613)	(695,699)
Treasury stock, at cost	(22,556)	(22,556)
Total stockholders' equity	278,370	294,439
Total liabilities and stockholders' equity	$846,729	$739,897
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	August 1, 2026	August 2, 2025

Cash flows from operating activities:
Net loss	$(12,914)	$(18,271)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	8,151	9,185
Amortization of deferred financing costs	916	916
Deferred taxes	(149)	1,432
Stock-based compensation expense	1,084	2,536
Changes in operating lease right-of-use assets and liabilities	(6,121)	4,711
Changes in other long-term assets and liabilities and other, net	110	788
Changes in other operating assets and liabilities, net:
Receivables, net	(60,160)	(63,897)
Merchandise inventories	(67,949)	(101,003)
Textbook rental inventories	21,191	17,549
Prepaid expenses and other current assets	(9,077)	(14,990)
Accounts payable and accrued liabilities	72,049	93,441
Changes in other operating assets and liabilities, net	(43,946)	(68,900)
Net cash flows used in operating activities	(52,869)	(67,603)
Cash flows from investing activities:
Purchases of property and equipment	(3,529)	(3,736)
Net cash flows used in investing activities	(3,529)	(3,736)
Cash flows from financing activities:
Proceeds from borrowings	150,100	163,300
Repayments of borrowings	(97,600)	(96,400)
Payment of deferred financing costs	—	(1,900)
Dividends paid	(2,775)	—
Net cash flows provided by financing activities	49,725	65,000
Net decrease in cash, cash equivalents and restricted cash	(6,673)	(6,339)
Cash, cash equivalents and restricted cash at beginning of period	28,219	28,723
Cash, cash equivalents, and restricted cash at end of period	$21,546	$22,384

Supplemental cash flows information:
Cash paid during the period for:
Interest paid	$1,664	$2,927
Income taxes paid (net of refunds)	$255	$185
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 2, 2026	34,456,977	$345	$1,012,349	$(695,699)	27,267	$(22,556)	$294,439
Stock-based compensation expense			1,084				1,084
Vested equity awards	235,270	2	(1,363)				(1,361)
Dividend declared			(2,878)	—			(2,878)
Net loss				(12,914)			(12,914)
Balance August 1, 2026	34,692,247	$347	$1,009,192	$(708,613)	27,267	$(22,556)	$278,370

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at May 3, 2025	34,053,847	$341	$1,006,974	$(712,571)	27,267	$(22,556)	$272,188
Stock-based compensation expense			2,536				2,536
Net loss				(18,271)			(18,271)
Balance August 2, 2025	34,053,847	$341	$1,009,510	$(730,842)	27,267	$(22,556)	$256,453
See accompanying notes to condensed consolidated financial statements.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)
Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to the "Company” or "BNED" refer to Barnes & Noble Education, Inc., a Delaware corporation. References to “Barnes & Noble College” or "BNC" refer to the Company's college bookstore business operated through its subsidiary Barnes & Noble College Booksellers, LLC. References to “MBS” refer to the Company's virtual bookstore and wholesale textbook distribution business operated through its subsidiary MBS Textbook Exchange, LLC.
This Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended May 2, 2026.
Note 1. Organization
Description of Business
Barnes & Noble Education, Inc. ("BNED" or the "Company") is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. The Company is also a textbook wholesaler, and bookstore management hardware and software provider. The Company operates 1,062 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The Company provides product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. The Company offers its BNC First Day® affordable access course material programs, consisting of First Day® Complete and First Day®, which provide faculty-required course materials to students on or before the first day of class.
•First Day® Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students with both physical and digital materials. In addition to providing numerous benefits to students, faculty and administrators, the First Day® Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day® is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system (“LMS”).
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
Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications did not affect the Company's previously reported results of operations, financial position, cash flows, or earnings per share.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Due to the seasonal nature of the business, the results of operations for the 13 weeks ended August 1, 2026 are not necessarily indicative of the results expected for the 52 weeks ending May 1, 2027.
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
As of August 1, 2026 and May 2, 2026, the Company had cash and cash equivalents of $7,806 and $8,418, respectively. As of August 1, 2026 and May 2, 2026, the Company had restricted cash of $13,740 and $19,801, respectively, comprised of $11,444 and $17,422, respectively, in the prepaid expenses and other current assets in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B/A “Lids” for logo merchandise sales as per the Lids service provider merchandising agreement, and $2,296 and $2,379, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cost is determined primarily by the retail inventory method for the Company's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. For the quarter ended August 1, 2026, there was no required LIFO adjustment. The Company's LIFO inventory reserve was $6,446 for both August 1, 2026 and May 2, 2026.
For our physical bookstores, the Company estimates and accrues inventory shortage for the period between the last physical count and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.
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
Leases
The Company recognizes lease assets and lease liabilities on the condensed Consolidated Balance Sheets for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification (“ASC”) Topic 842, Leases. The Company does not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). The Company recognizes lease expense for contracts with fixed lease payments on a straight-line basis over the contractual term. The Company recognizes variable lease payments as incurred. The Company recognizes lease expense related to its college and university contracts as cost of sales in the Company's Consolidated Statements of Operations and recognizes lease expense related to its various office spaces as selling and administrative expenses in the Company's Consolidated Statements of Operations. For additional information, see Note 10. Leases.
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
Revenue recognized for the Company's BNC First Day® offerings is consistent with its policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day® programs, the timing of cash collection from the Company's school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts the Company's BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the Company's third quarter given the timing of the Spring Term and its quarterly reporting period, as compared

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.
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
The Company does not have a customer loyalty program. In Fiscal 2027, the Company launched its own gift card program. Proceeds from the sale of Company-issued gift cards are recorded as a contract liability and recognized as revenue upon redemption by the customer or when breakage is recognized in accordance with the Company's accounting policy. The Company also accepts Barnes & Noble Booksellers ("B&N") gift cards and sells third-party gift cards, including B&N gift cards, in its stores. The Company does not treat any promotional offers as expenses. Sales tax collected from its customers is excluded from reported revenues. The Company's payment terms are generally 30 days and do not extend beyond one year.
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
Selling and Administrative Expenses
The Company’s selling and administrative expenses consist primarily of store and overhead payroll, including long-term incentive plan compensation. Selling and administrative expenses also include direct expenses to support the stores, merchandising, procurement, and field support, consisting of information technology, professional services and travel.
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
Accounting Pronouncements

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Recently issued accounting pronouncements
There were no new accounting pronouncements issued during the quarter ended August 1, 2026 that are expected to have a material impact on the Company’s condensed consolidated financial statements.
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
The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective May 4, 2025, the first day of fiscal 2026. The adoption impacted the Company’s accounting for its Participating Interest Purchase Agreement. See Note 8. Participation Interest Purchase Agreement for further discussion.
Note 3. Revenue
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
Disaggregation of Revenue
The following table disaggregates the revenue associated with the Company's major product and service offerings:

	13 weeks ended
	August 1, 2026	August 2, 2025
Product and Other Sales
Course Materials Product Sales	$180,443	$178,210
General Merchandise Product Sales (a)	75,987	74,444
Service and Other Revenue (b)	20,429	21,525
Product and Other Sales sub-total	276,859	274,179
Course Materials Rental Income	13,736	13,981
Total Sales	$290,595	$288,160
(a)Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
(b)Service and other revenue primarily relates to brand partnership marketing and other service revenues.
Contract Assets and Contract Liabilities
Contract assets represent the sale of goods or services to a customer before the Company has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.4 million and $1.2 million for August 1, 2026 and May 2, 2026, respectively, on the Company's condensed Consolidated Balance Sheets.
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

The following table presents changes in deferred revenue associated with the Company's contract liabilities:

	As of
	August 1, 2026	May 2, 2026
Deferred revenue at the beginning of period	$13,192	$13,565
Additions to deferred revenue during the period	19,432	179,893
Reductions to deferred revenue for revenue recognized during the period	(19,802)	(180,266)
Deferred revenue balance at the end of period:	$12,822	$13,192
Balance Sheet classification:
Accrued liabilities	$10,133	$10,418
Other long-term liabilities	2,689	2,774
Deferred revenue balance at the end of period	$12,822	$13,192
Note 4. Segment Reporting
BNED identifies its segments in accordance with the way its business is managed. The Company's operating and reporting segment reflects a centralized management structure supporting company-wide procurement, marketing and selling, delivery, and customer service.
The Company's Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM") and reviews financial information on a consolidated basis to evaluate operational performance, allocate resources, and assess trends over time. The CODM uses Net income (loss) as the primary measure of segment profit or loss. In evaluating performance, the CODM also reviews significant expense categories, including adjusted cost of sales, payroll expense, contract payments, direct and indirect expenses, which are considered material to understanding the segment’s financial results.
This measure provides a consistent basis for strategic decision-making, budgeting, and performance evaluation, reflecting the segment’s contribution to the Company’s overall financial results. Segment assets are not used by the CODM for evaluating performance as presented on the Company's Consolidated Balance Sheet.
The following table presents sales, profitability, and significant expense information about the Company's segment.

	13 weeks ended
	August 1, 2026	August 2, 2025

Sales	$290,595	$288,160
Adjusted Cost of sales (a)	196,609	185,764

Payroll expense	49,496	49,633
Contract payments	32,072	38,872
Direct expenses	21,453	23,045
Indirect expenses	286	794
Other segment expenses, net (b)	3,593	8,323
Net loss	$(12,914)	$(18,271)
(a) Adjusted Cost of sales includes all cost of sales presented in the Statement of Operations, adjusted for contract payments and other various expenses.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

(b) Other segment expenses, net, represents GAAP income statement line items that are not considered to be significant segment expenses. These items primarily include stock-based compensation, depreciation and amortization, other (income) expense, interest income and expense, and income tax expense (benefit).
Note 5. Equity
Dividends on registered shares
On June 24, 2026, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.08 per share of common stock outstanding, which was paid on July 30, 2026 to the holders of record as of July 16, 2026. The payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, and other factors.
Upon approval of a dividend, the obligation is reflected in other current liabilities with a corresponding reduction in additional paid-in capital in the consolidated balance sheet to the extent retained earnings is insufficient to absorb the distribution. Because our retained earnings reflected an accumulated deficit as of May 2, 2026, the $2.8 million dividend paid on July 30, 2026 was recorded as a reduction of additional paid-in capital rather than accumulated deficit.
Stock Authorization
As of August 1, 2026, the Company's authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. The Company's common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BNED.”
Repurchase of Shares
On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50,000 in the aggregate, of the Company's outstanding common stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the 13 weeks ended August 1, 2026, the Company did not purchase shares under the stock repurchase program. As of August 1, 2026, approximately $26,669 remains available under the stock repurchase program.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

Note 6. Income (Loss) Per Share
Basic earnings per share ("EPS") is computed based upon the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of the Company's Common Stock for the period. The Company includes participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. The Company's participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted Common Stock. The two-class method of computing net income (loss) per share is an allocation method that calculates net income (loss) per share for Common Stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.
The following is a reconciliation of the basic and diluted income (loss) per share calculation:

	13 weeks ended
	August 1, 2026	August 2, 2025
Numerator for basic net loss per share:
Loss, net of tax	$(12,914)	$(18,271)

Denominator for basic net loss per share:
Basic weighted average shares of Common Stock (a)	34,531,798	34,053,847

Denominator for diluted earnings per share:
Diluted weighted average shares of common shares(a)	34,531,798	34,053,847

Loss per share of Common Share:
Net loss per share - Basic	$(0.37)	$(0.54)
Net loss per share - Diluted	$(0.37)	$(0.54)

(a) During the 13 weeks ended August 1, 2026 and August 2, 2025, weighted-average shares of 1,190,128 and 623,003, respectively related to outstanding performance-based restricted stock units were excluded from the diluted net income (loss) per share calculation, as the market conditions underlying these awards had not been satisfied as of the reporting date.
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
Note 8. Participation Interest Purchase Agreement
During fiscal year 2026, the Company was party to a Participation Interest Purchase Agreement with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies had paid the Company $12,625 in exchange for a participation interest in proceeds from a specified litigation claim related to the Visa and Mastercard Interchange Litigation (the "Interchange Litigation"). The arrangement was non-recourse to the Company, and Jefferies' entitlement to payment was limited to litigation proceeds, if any.
In February 2026, the Interchange Litigation was resolved through settlement, and all proceeds attributable to the Company's claims were distributed directly to Jefferies and its assignees. The Company received no cash proceeds. The related deferred income balance of $12,625 was recognized in earnings during the fourth quarter of fiscal year 2026 within Other income (expense), net, and the Company's obligations under the Agreement were fully discharged. No balance remains as of August 1, 2026, and there was no activity related to this arrangement during the current period.
Note 9. Debt

		As of
	Maturity Date	August 1, 2026	May 2, 2026
Credit Facility	June 9, 2028	$123,500	$71,000
Total debt		$123,500	$71,000
Balance Sheet classification:
Long-term borrowings		$123,500	$71,000
Total debt		$123,500	$71,000

Credit Facility
In connection with the delayed filing of our 2025 Annual Report and our Quarterly Reports on Form 10-Q for the first and second quarters of Fiscal 2026, the Company entered into a series of limited consent and waiver agreements with the lenders under its asset-based revolving credit facility to extend certain financial reporting deadlines. These waivers related solely to the timing of the Company’s filings and did not arise from noncompliance with any financial covenants
On August 8, 2025, the Company and the administrative agent entered into a limited consent and waiver providing a 75-day extension of the applicable reporting deadlines to October 22, 2025, in exchange for a fee equal to 0.10% of the aggregate revolving commitments. On October 21, 2025, the Company exercised an additional 45-day extension option under the waiver, extending the reporting deadline to December 6, 2025, in exchange for an additional fee equal to 0.10% of the revolving commitments. On December 5, 2025, the Company entered into a Second Limited Consent and Waiver, further extending the reporting deadlines to January 20, 2026, in exchange for an additional fee equal to 0.10% of each consenting lender’s revolving commitment.
During the applicable extension periods, the Company was subject to certain customary conditions, including enhanced reporting requirements, periodic update calls with lenders, and a minimum excess availability requirement of $30,000. Failure to comply with these conditions would have constituted an event of default.
The Credit Facility provides for aggregate revolving commitments of up to $325,000 and matures on June 9, 2028. The Company has interest-only obligations under the Credit Facility until maturity, at which time all outstanding principal is due and payable. Interest accrues, at the Company's election, either (i) at a rate based on the Secured Overnight Financing Rate,

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

subject to a floor of 2.50%, plus an applicable margin of 3.50%, or (ii) at an alternate base rate, subject to a floor of 3.50%, plus an applicable margin of 2.50%. The applicable margins may be reduced by 0.25% upon achievement of certain financial performance thresholds. The Credit Facility contains customary negative covenants, as well as financial maintenance covenants including a minimum Availability requirement, a minimum Consolidated EBITDA requirement, and a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00. The Credit Facility is secured by substantially all of the inventory, accounts receivable, and related assets of the borrower. This is considered an all-assets lien (inclusive of proceeds from tax refunds payable to the Company and a pledge of equity from subsidiaries, exclusive of real estate), subject to customary exclusions.
As of August 1, 2026, the Company remained in compliance with all covenants under the A&R Credit Agreement.
Debt Issuance Costs
The debt issuance costs have been deferred and are presented as noted below in the condensed Consolidated Balance Sheets, and are subsequently amortized ratably over the term of the respective debt.

		As of
Balance Sheet Location	Maturity Date/ Amortization Term	August 1, 2026	May 2, 2026
Credit Facility - Other noncurrent assets	June 9, 2028	$7,019	$7,935
Total deferred financing costs		$7,019	$7,935
Interest
The following table disaggregates interest expense:

	13 weeks ended
	August 1, 2026	August 2, 2025
Interest Incurred
Credit Facility	$1,821	$2,839
Total Interest Incurred	$1,821	$2,839
Amortization of Deferred Financing Costs
Credit Facility	$916	$916
Total Amortization of Deferred Financing Costs	$916	$916
Interest income	$(19)	$(10)
Total Interest Expense, net	$2,718	$3,745

Note 10. Leases
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
The following tables summarize lease expenses:

	13 weeks ended
	August 1, 2026	August 2, 2025

Variable lease expense	$15,269	$25,212
Operating lease expense	16,106	12,735
Net lease expense	$31,375	$37,947
The following table summarizes the Company's minimum fixed lease obligations, excluding variable commissions:

Remainder of Fiscal 2027	$60,871
Fiscal 2028	28,180
Fiscal 2029	25,861
Fiscal 2030	19,227
Fiscal 2031	23,197
Thereafter	7,500
Total lease payments	164,836
Less: imputed interest	(15,126)
Operating lease liabilities at period end	$149,710
Future lease payment obligations related to leases that were entered into, but did not commence as of August 1, 2026, were not material.

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

The following summarizes additional information related to the Company's operating leases:

	As of
	August 1, 2026	August 2, 2025

Weighted average remaining lease term (in years)	4.2 years	4.6 years
Weighted average discount rate	5.7%	5.6%

Supplemental cash flow information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,104	$11,808
Operating cash flows from financing leases	$7	$14
ROU assets obtained in exchange for lease obligations:
Operating leases	$14,858	$25,564
Note 11. Supplementary Information
Other (Income) Expense
During the 13 weeks ended August 1, 2026, the Company recognized other (income) expense totaling $(1,162), comprised primarily of a $(1,692) cash receipt from the release of funds previously held in escrow, offset by $530 of legal and professional fees.
During the 13 weeks ended August 2, 2025, the Company recognized other (income) expense totaling $1,497, comprised of Investigation related costs.
Note 12. Long-Term Incentive Compensation Expense
The Company recognizes compensation expense for long-term incentive plan awards in selling and administrative expenses as follows:

	13 weeks ended
	August 1, 2026	August 2, 2025
Stock-based awards
Restricted stock units expense	$300	$178
Restricted stock awards expense	—	200
Performance share units expense	781	2,130
Stock option expense	3	28
Total compensation expense for long-term incentive awards	$1,084	$2,536
Total unrecognized compensation cost related to unvested awards as of August 1, 2026 was $4,218 and is expected to be recognized over a weighted-average period of 1.14 years.
Note 13. Employee Benefit Plans
The Company sponsors a defined contribution plan for the benefit of substantially all of the employees. The Company is responsible to fund the employer contributions directly. The 401(k)-retirement savings plan provides an annual end of plan year discretionary match, in lieu of the current pay period match. Total employee benefit expense for these plans was $0 for both the 13 weeks ended August 1, 2026 and August 2, 2025, respectively.
Note 14. Income Taxes
The Company recorded an income tax benefit of $(7,062) on pre-tax loss of $(19,976) during the 13 weeks ended August 1, 2026, which represented an effective income tax rate of 35.4% and an income tax benefit of $(8,640) on pre-tax loss

BARNES & NOBLE EDUCATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In Thousands, except share and per share data)
(unaudited)

of $(26,911) during the 13 weeks ended August 2, 2025, which represented an effective income tax rate of 32.1%. The effective tax rate for the 13 weeks ended August 1, 2026 is higher than the prior year comparable period due to the Internal Revenue Code (IRC) 382 limitation on attribute utilization, increased projections of taxable income, and decrease in the valuation allowance.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of August 1, 2026, the Company determined that it was more likely than not that it would not realize all deferred tax assets and the Company's tax rate for the current fiscal year reflects this determination. The Company will continue to evaluate this position.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024, BNED may have experienced an ownership change as defined by Sections 382 and 383. The Company conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impacts the utilization of the Company's tax attributes including its $195,845 NOL carryforwards, $44,297 disallowed interest expense carryforwards, and $1,075 tax credit carryforwards as of May 2, 2026. The Company anticipates that $29,691 of these tax attributes will be made available during Fiscal 2027.

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
The following should be read in conjunction with "Disclosures Regarding Forward-Looking Statements" and our consolidated financial statements and notes thereto included in Item 15 of our Annual Report on Form 10-K for the year ended May 2, 2026 filed with the SEC on July 9, 2026 (“Form 10-K”).
Overview
Description of Business
Barnes & Noble Education, Inc. (“BNED”) is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. We are also one of the largest textbook wholesalers, and inventory management hardware and software providers. We operate 1,062 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.
The strengths of our business include our ability to compete by developing new products and solutions to meet market needs, our large operating footprint with direct access to students and faculty, our well-established, deep relationships with academic partners and stable long-term contracts and our well-recognized brands. We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day® Complete and First Day®, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We continue to see strong institutional interest in First Day® Complete and First Day® programs, reflecting an ongoing shift by colleges and universities toward affordable access course material models that increase student participation and improve access to required course materials.
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
For additional information related to our business, see Part I - Item 1. Business in our Form 10-K.
BNC First Day® Affordable Access Course Material Programs
We provide product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. We offer our BNC First Day® affordable access course material programs, consisting of First Day® Complete and First Day®, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.
•First Day® Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day® Complete model drives substantially greater unit sales and sell-through for the bookstore.
•First Day® is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system (“LMS”).
Offering course materials through our affordable access, First Day® Complete and First Day® models is an important strategic initiative of ours to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing our market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of our future results. We are moving quickly to accelerate our BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first quarter of 2027, and we continue to expand participation across our partner schools. Part of our strategy involves encouraging existing schools that have adopted our First Day® program, to transition to our First Day® Complete model, which may from time-to-time result in a reduction of First Day® sales over prior periods.
The following table summarizes our BNC First Day® sales:

Dollars in millions	13 weeks ended
	August 1, 2026	August 2, 2025	Var $	Var %

First Day® Complete Sales	$65.2	$52.8	$12.4	23.5%
First Day® Sales	$59.5	61.6	$(2.1)	(3.4)%
Total BNC First Day® Sales	$124.7	$114.4	$10.3	9.0%
Financing Arrangements
There have been no material changes to the Company's financing arrangements since May 2, 2026. For a discussion of the Company's financing transactions completed in fiscal years 2026 and 2025, see the Form 10-K. As of August 1, 2026, the Company had approximately $113.4 million of availability under its revolving credit facility. For additional information, see "Liquidity and Capital Resources" below.
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
Segments
We identify our segments in accordance with the way our business is managed. The Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM") assesses performance and allocates resources. The Company currently operates as a single operating and reportable segment.
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
•Enrollment Trends: The growth of our business depends on our ability to attract new customers and to increase the level of engagement by our current customers. In the Fall of 2025 and Spring of 2026, we observed increased year-over-year enrollment trends. Enrollment trends, specifically at community colleges, historically have correlated with changes in the economy and unemployment factors, e.g., low unemployment tends to lead to low enrollment and higher unemployment rates tend to lead to higher enrollment trends, as students generally enroll to obtain skills that are in demand in the workforce. Additionally, enrollment trends are impacted by the dip in the United States birth rate resulting in fewer students at the traditional 18 to 24 year-old college age. Online degree program enrollments continue to grow, which impacts the level of in-store traffic for general merchandise sales, just as for cafe and convenience products.
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
•Increased Use of Open Educational Resources (“OER”), Online and Digital Platforms as Companions or Alternatives to Traditional Course Materials, Including Artificial Intelligence (“AI”) Technologies. Students and faculty can now choose from a wider variety of educational content and tools than ever before, delivered across both print and digital platforms, including the increased availability of OER, the creation of which has been facilitated through the use of AI.
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
•Suppliers, Supply Chain and Inventory. The products that we sell originate from a wide variety of domestic and international vendors. Since the demand for used textbooks has historically been greater than the available supply, our financial results are highly dependent upon our wholesale business's ability to build its textbook inventory from suppliers in advance of the selling season. Some textbook publishers have begun to supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Additionally, our wholesale business is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling merchandise, content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day® Complete affordable access course material program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies and general merchandise sold in our campus bookstores, including technology-related products and emblematic clothing.
•Price Competition. In addition to the competition in the services we provide to our customers, our textbook and other course materials business faces significant price competition. Students purchase textbooks and other course materials from multiple providers, are highly price sensitive, and can easily shift spending from one provider or format to another.
•First Day® Complete and First Day® Models. Offering course materials sales through our affordable access, First Day® Complete and First Day® models is a key, and increasingly important, strategic initiative of ours to meet the market demands of substantially reduced pricing to students. Our First Day® Complete and First Day programs contribute to improved student outcomes, while increasing our market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed us to reverse historical long-term trends in course materials revenue declines as the growth of our BNC First Day® programs offsets declines in a la carte courseware sales and closed store sales. We continue to move quickly to accelerate our First Day® Complete and First Day® strategy. Institutions continued to adopt our BNC First Day® programs during the first quarter of fiscal 2027.

•A Large Number of Traditional Campus Bookstores Have Yet to be Outsourced.
•Outsourcing Trends. We continue to see the trend towards outsourcing in the campus bookstore market and also continue to see a variety of business models being pursued for the provision of course materials (such as affordable access course material programs) and general merchandise.
•New and Existing Bookstore Contracts. We expect awards of new accounts resulting in new physical and virtual store openings will continue to be an important driver of future growth in our business. We also expect that certain less profitable or non-essential bookstores we operate may close, as we focus on the profitability of our stores. We are moving quickly and decisively to encourage new and existing accounts to adopt our First Day® programs.
For additional discussion of our trends and other factors affecting the Company's business, see Part I - Item 1. Business in our Form 10-K.
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
Our selling and administrative expenses consist primarily of store and overhead payroll, including long-term incentive plan compensation. Selling and administrative expenses also include direct expenses to support the stores, merchandising, procurement, and field support, consisting of information technology, professional services and travel.

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025
Sales:
Product sales and other	$276,859	$274,179
Rental income	13,736	13,981
Total sales	$290,595	$288,160

Gross profit	$57,047	$55,377

Loss before income tax	$(19,976)	$(26,911)

Net loss	$(12,914)	$(18,271)

Adjusted net loss (a)	$(13,128)	$(15,784)

Adjusted EBITDA (a)	$(9,321)	$(11,494)
(a)Adjusted net loss and Adjusted EBITDA are non-GAAP financial measures. See Use of Non-GAAP Measures discussion below.

Results of Operations - 13 weeks ended August 1, 2026 compared with the 13 weeks ended August 2, 2025

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025
Sales:
Product sales and other	$276,859	$274,179
Rental income	13,736	13,981
Total sales	290,595	288,160
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales	226,783	225,363
Rental cost of sales	6,765	7,420
Total cost of sales	233,548	232,783
Gross profit	57,047	55,377
Selling and administrative expenses	67,316	67,861
Depreciation and amortization expense	8,151	9,185
Other (income) expense	(1,162)	1,497
Operating loss	$(17,258)	$(23,166)

Percentage of Total Sales:	13 weeks ended
	August 1, 2026	August 2, 2025

Sales:
Product sales and other	95.3%	95.1%
Rental income	4.7	4.9
Total sales	100.0	100.0
Cost of sales (exclusive of depreciation and amortization expense):
Product and other cost of sales (a)	81.9	82.2
Rental cost of sales (a)	49.3	53.1
Total cost of sales	80.4	80.8
Gross margin	19.6	19.2
Selling and administrative expenses	23.2	23.5
Depreciation and amortization expense	2.8	3.2
Other (income) expense	(0.4)	0.5
Operating loss	(5.9)%	(8.0)%
(a)Represents the percentage these costs bear to the related sales, instead of total sales.
Overview
First quarter fiscal year 2027 revenue increased by 0.8%, or $2.4 million, to $290.6 million, primarily driven by growth in our BNC First Day® programs, partially offset by the net impact of new and closed stores. Gross Comparable Store Sales increased by $10.7 million, or 3.7%, during the quarter, including a $10.3 million, or 9.0% increase in BNC First Day® program sales. Net loss improved by $5.4 million, or 29.3%, to $(12.9) million, compared with $(18.3) million in the prior-year period. Adjusted EBITDA improved by $2.2 million, or 18.9%, to $(9.3) million from $(11.5) million in the prior-year period, reflecting higher gross profit and lower operating expenses.

Sales
The following table summarizes our sales for the 13 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025	Var $	Var %
Product sales and other	$276,859	$274,179	$2,680	1.0%
Rental income	13,736	13,981	$(245)	(1.8)%
Total Sales	$290,595	$288,160	$2,435	0.8%
Sales increased during the first quarter of fiscal year 2027 compared with the prior-year period, primarily due to higher comparable store sales driven by growth in our BNC First Day® programs and general merchandise sales, partially offset by the net impact of new and closed stores.
The components of the sales variances for the 13 week periods are reflected in the table below.

Sales variances	13 weeks ended
Dollars in millions	August 1, 2026
New stores	$11.5
Closed stores	(18.0)
Comparable stores (a)	11.8
Other (b)	(2.9)
Total sales variance:	$2.4
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

The following is a store count summary for physical stores and virtual stores.

	13 weeks ended
	August 1, 2026			August 2, 2025
Number of Stores:	Physical	Virtual	Total	Physical	Virtual	Total
Beginning of period	647	469	1,116	653	493	1,146
Opened	23	11	34	32	7	39
Closed	68	20	88	28	14	42
End of period	602	460	1,062	657	486	1,143
During the 13 weeks ended August 1, 2026, we opened 34 stores and closed 88 stores. Of the 88 store closures, 40 were associated with two multi-campus contracts. Store closures are the result of both lost accounts due to competitive dynamics and proactive decisions to close underperforming stores, including one of the multi-campus contracts referenced above.
Generally, sales are impacted by the net impact of new and closed stores, conversion to BNC First Day® programs, increased campus traffic, and the number and timing of on-campus activities and events, such as graduations, athletic events, alumni events, merchandising and marketing programs, and prospective student campus tours.
Our total sales increased by $2.4 million, or 0.8%, to $290.6 million during the 13 weeks ended August 1, 2026 from $288.2 million during the 13 weeks ended August 2, 2025.
•Product sales and other increased by $2.7 million, or 1.0%, to $276.9 million during the 13 weeks ended August 1, 2026 from $274.2 million during the 13 weeks ended August 2, 2025.
◦Course material product sales increased by $2.2 million, or 1.3%, to $180.4 million during the 13 weeks ended August 1, 2026, compared with $178.2 million in the prior-year period. The increase was related to higher comparable store sales, primarily due to growth in our BNC First Day® programs, partially offset by the net impact of new and closed stores.
◦General merchandise product net sales increased by $1.6 million, or 2.1%, to $76.0 million, compared with $74.4 million in the prior-year period, primarily due to higher supply and graduation product sales, partially offset by lower emblematic product sales. Gross Comparable Store Sales for general merchandise increased by $3.2 million, or 3.0%, compared with the prior-year period, as discussed below.
◦Service and other revenue decreased by $1.1 million, or 5.1%, to $20.4 million, compared with $21.5 million in the prior-year period, primarily due to lower liquidation sales.
•Rental income for course materials decreased by approximately $0.2 million, or 1.8%, to $13.7 million during the 13 weeks ended August 1, 2026, from $14.0 million during the 13 weeks ended August 2, 2025, primarily due to closed stores, the timing of deferred rental revenue and the continued shift to digital products.
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
The increase in Gross Comparable Store Sales for course materials was primarily due to growth in BNC First Day® affordable access programs, partially offset by declines in a la carte courseware sales. The increase in Gross Comparable Store Sales for general merchandise was primarily due to higher supply and graduation product sales.
Gross Comparable Store Sales variances by category for the 13 week periods are as follows:

	13 weeks ended
Dollars in millions	August 1, 2026		August 2, 2025
Textbooks (Course Materials)	$7.5	4.1%	$36.7	24.1%
General Merchandise	3.2	3.0%	(2.1)	(1.8)%
Total Gross Comparable Store Sales	$10.7	3.7%	$34.6	13.0%

Cost of Sales and Gross Margin
Our cost of sales decreased as a percentage of sales to 80.4% during the 13 weeks ended August 1, 2026 compared to 80.8% during the 13 weeks ended August 2, 2025. Our gross margin increased by $1.7 million, or 3.0%, to $57.0 million, or 19.6% of sales, during the 13 weeks ended August 1, 2026 from $55.4 million, or 19.2% of sales during the 13 weeks ended August 2, 2025.

The following table summarizes the cost of sales:

	13 weeks ended
Dollars in thousands	August 1, 2026	% of Related Sales	August 2, 2025	% of Related Sales

Product and other cost of sales	$226,783	81.9%	$225,363	82.2%
Rental cost of sales	6,765	49.3%	7,420	53.1%
Total Cost of Sales	$233,548	80.4%	$232,783	80.8%
The following table summarizes gross margin:

	13 weeks ended
Dollars in thousands	August 1, 2026	% of Related Sales	August 2, 2025	% of Related Sales
Gross Margin	$57,047	19.6%	$55,377	19.2%
For the 13 weeks ended August 1, 2026, gross margin as a percentage of sales increased primarily due to lower contract costs as a percentage of sales related to our college and university contracts, reflecting the shift to digital and BNC First Day® programs and the non-renewal of lower-profitability contracts, partially offset by lower margin rates related to liquidation sales and rental rates.
Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	August 1, 2026	% of Sales	August 2, 2025	% of Sales

Total Selling and Administrative Expenses	$67,316	23.2%	$67,861	23.5%
During the 13 weeks ended August 1, 2026, selling and administrative expenses decreased by $(0.5) million, or (0.8)%, to $67.3 million from $67.9 million during the 13 weeks ended August 2, 2025. This decrease was primarily due to lower operating expenses, including lower technology expenses and service charges, partially offset by incremental bad debt expense.
Depreciation and Amortization Expense

	13 weeks ended
Dollars in thousands	August 1, 2026	% of Sales	August 2, 2025	% of Sales

Total Depreciation and Amortization Expense	$8,151	2.8%	$9,185	3.2%
Depreciation and amortization expense decreased by $1.0 million, to $8.2 million during the 13 weeks ended August 1, 2026 from $9.2 million during the 13 weeks ended August 2, 2025. The decrease was primarily attributable to lower depreciation expense associated with stores closed subsequent to the first quarter of fiscal 2026, partially offset by accelerated depreciation on fixtures and leasehold improvements associated with stores closed or identified for closure during the current period.
Other (income) expense
During the 13 weeks ended August 1, 2026, we recognized other income totaling $1.2 million, comprised primarily of a $1.7 million cash receipt from the release of funds previously held in escrow, offset by $0.5 million of legal and professional fees.
During the 13 weeks ended August 2, 2025, we recognized other expenses totaling $1.5 million, primarily comprised of Investigation related costs.

Operating Income (Loss)

	13 weeks ended
Dollars in thousands	August 1, 2026	% of Sales	August 2, 2025	% of Sales
Total Operating Income (Loss)	$(17,258)	(5.9)%	$(23,166)	(8.0)%
Our operating loss was $17.3 million during the 13 weeks ended August 1, 2026, compared to operating loss of $23.2 million during the 13 weeks ended August 2, 2025. The decrease in operating loss is due to the matters discussed above.
Interest Expense, Net

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025
Interest Expense, Net	$2,718	$3,745
Net interest expense decreased by $(1.0) million to $2.7 million during the 13 weeks ended August 1, 2026 from $3.7 million during the 13 weeks ended August 2, 2025. Interest expense decreased primarily due to lower borrowings.
Income Tax (Benefit) Expense

	13 weeks ended
Dollars in thousands	August 1, 2026	Effective Rate	August 2, 2025	Effective Rate
Income Tax Benefit	$(7,062)	35.4%	$(8,640)	32.1%
We recorded an income tax benefit of $7.1 million on pre-tax loss of $(20.0) million during the 13 weeks ended August 1, 2026, which represented an effective income tax rate of 35.4% and we recorded an income tax expense of $(8.6) million on a pre-tax loss of $(26.9) million during the 13 weeks ended August 2, 2025, which represented an effective income tax rate of 32.1%. The effective tax rate for the 13 weeks is higher than the prior year comparable period due to the IRC 382 limitation on attribute utilization, increased projections of taxable income.
Net Loss

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025
Net Loss	$(12,914)	$(18,271)
As a result of the factors discussed above, net loss was $(12.9) million during the 13 weeks ended August 1, 2026, compared with net loss of $(18.3) million during the 13 weeks ended August 2, 2025.
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
We define Adjusted Net Income (Loss) as net income (loss), the most directly comparable GAAP measure, adjusted for certain reconciling items that are subtracted from or added to net income (loss). We define Adjusted EBITDA as net income (loss), the most directly comparable GAAP measure, plus (1) depreciation and amortization; (2) interest expense (3) income taxes, (4) stock compensation, and (5) certain other non-cash or non-recurring items, and other adjustments permitted under our credit agreement. We define Adjusted Free Cash Flow as cash flows from operating activities, the most directly comparable GAAP measure, less capital expenditures, cash interest and cash taxes.
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
For a discussion regarding the Seasonality of our business, see Management Discussion and Analysis - Seasonality discussion above.
Adjusted Net Income (Loss)

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025

Net loss	$(12,914)	$(18,271)
Reconciling items (below)	(214)	2,487
Adjusted Net Loss	$(13,128)	$(15,784)

Reconciling items
Other (income) expense	(1,298)	(49)
Stock-based compensation expense	1,084	2,536
Reconciling items	$(214)	$2,487
Adjusted EBITDA

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025

Net loss	$(12,914)	$(18,271)
Add:
Depreciation and amortization expense	8,151	9,185
Interest expense, net	2,718	3,745
Income tax (benefit) expense	(7,062)	(8,640)
Other (income) expense, net of Investigation expenses(a)	(1,298)	(49)
Stock-based compensation expense	1,084	2,536
Adjusted EBITDA	$(9,321)	$(11,494)

(a) Other (income) expense is exclusive of Investigation costs of $0.1 million incurred during 13 weeks ended August 1, 2026 and $1.5 million for the 13 weeks ended August 2, 2025.

Adjusted Free Cash Flow

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025

Adjusted EBITDA	$(9,321)	$(11,494)
Less:
Capital expenditures (a)	3,529	3,736
Cash interest	1,664	2,927
Cash taxes	255	185
Adjusted Free Cash Flow	$(14,769)	$(18,342)
(a)     Purchases of property and equipment are also referred to as capital expenditures. Our investing activities consist principally of capital expenditures for contractual capital investments associated with renewing existing contracts, new store construction, and enhancements to internal systems and our website.
The following table provides the components of total purchases of property and equipment:

Capital Expenditures	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025

Physical store capital expenditures	$2,727	$2,201
Product and system development	722	1,400
Other	80	135
Total Capital Expenditures	$3,529	$3,736
Liquidity and Capital Resources
Our primary sources of cash are net cash flows from operating activities, funds available under our Credit Agreement, and short-term vendor financing. Our liquidity is highly dependent on the seasonal nature of our business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of August 1, 2026, we had $21.5 million of cash on hand, including $13.7 million of restricted cash primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the F/L Relationship-related agreements.
Dividends
On June 24, 2026, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.08 per share of common stock outstanding, which was paid on July 30, 2026 to the holders of record as of July 16, 2026. Because our retained earnings reflected an accumulated deficit as of May 2, 2026, the $2.8 million dividend paid on July 30, 2026 was recorded as a reduction of additional paid-in capital rather than accumulated deficit. The payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, and other factors.
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

Liquidity
Sources and Uses of Cash Flows

	13 weeks ended
Dollars in thousands	August 1, 2026	August 2, 2025

Net cash flows used in operating activities	$(52,869)	$(67,603)
Net cash flows used in investing activities	(3,529)	(3,736)
Net cash flows provided by financing activities	49,725	65,000
Net change in cash, cash equivalents, and restricted cash	$(6,673)	$(6,339)
As of August 1, 2026 and August 2, 2025, we had restricted cash of $13.7 million and $15.0 million, respectively, comprised of $11.4 million and $12.7 million, respectively, in prepaid and other current assets in the condensed Consolidated Balance Sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.3 million and $2.4 million, respectively, in other noncurrent assets in the condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.
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
Cash flows used in operating activities during the 13 weeks ended August 1, 2026 were $(52.9) million compared to $(67.6) million during the 13 weeks ended August 2, 2025. The decrease in cash flows used in operating activities of $14.7 million was primarily due to cash benefit from lower textbook inventory offset by the timing of payables to vendors for inventory purchases and expenses.
Cash Flow from Investing Activities
Cash flows used in investing activities remained relatively consistent during the 13 weeks ended August 1, 2026 and August 2, 2025, respectively.
Cash Flow from Financing Activities
Cash flows provided by financing activities during the 13 weeks ended August 1, 2026 were $49.7 million compared to $65.0 million during the 13 weeks ended August 2, 2025. The decrease of $(15.3) million is primarily related to lower net borrowings required for the 13 weeks ended August 1, 2026 of $(14.4) million.
Capital Resources
Financing Arrangements
As of August 1, 2026, the Company’s revolving credit facility had a maximum borrowing capacity of $325 million with no borrowing base or collateral limitations, subject to compliance with applicable covenants with $123.5 million outstanding.
Share Repurchases
During the 13 weeks ended August 1, 2026 and August 2, 2025 we did not repurchase any of our Common Stock under the stock repurchase program. As of August 1, 2026, approximately $26.7 million remains available under the stock repurchase program.
Critical Accounting Estimates
Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part

II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Form 10-K for the fiscal year ended May 2, 2026.
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of August 1, 2026, due to the material weaknesses in internal control over financial reporting related to our control environment, risk assessment, information and communication, monitoring, and multiple control activities as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K and continue to exist as of August 1, 2026.
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

Remediation Update
As previously described in Item 9A of our Form 10-K, the Company began implementing a remediation plan to address the material weaknesses mentioned above including enhancing our manual journal entry process and our IT user access review controls, identifying IPE and key reports and ensuring their accuracy and completeness, executing enhanced procedures for the review of non-routine transactions, and reinforcing the importance of the account reconciliation process and defining the related success criteria. In addition, the Company continues to focus on ensuring clear roles and responsibilities over financial oversight are communicated and documented, accounting policies and procedures are compiled and stored centrally, and training on accounting controls and ethics are deployed.
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
Item 1A. Risk Factors
There have been no material changes, during the 13 weeks ended August 1, 2026 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Form 10-K.
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

September 8, 2026